Form 10-K
period 2023-12-31
Flutter Entertainment plc
filed 2024-03-26
CIK 1635327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37403

Flutter Entertainment plc

(Exact name of registrant as specified in its charter)

Ireland	98-1782229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Belfield Office Park, Beech Hill Road Clonskeagh, Dublin 4 Ireland	D04 V972
(Address of principal executive offices)	(Zip Code)

+353 (87) 223 2455

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Ordinary Shares, nominal value of €0.09 per share	FLUT	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the ordinary shares of the registrant held by non-affiliates of the registrant was:  N/A.*

As of March 22, 2024, the number of ordinary shares outstanding of Flutter Entertainment plc was 177,399,050.

*	Flutter’s ordinary shares were registered pursuant to Section 12(b) of the Exchange Act, and began trading on the New York Stock Exchange under the symbol “FLUT,” on January 29, 2024.

i

EXPLANATORY NOTE

Flutter Entertainment plc, a public limited company incorporated under the laws of Ireland, qualifies as a foreign private issuer (“FPI”) in the United States for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Flutter voluntarily has chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the United States Securities and Exchange Commission (“SEC”) instead of filing on the reporting forms available to foreign private issuers.

We have included in this Form 10-K the Group’s audited consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021. The Group’s audited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We end our fiscal year on December 31. The audited consolidated financial statements included herein, which have been prepared in accordance with GAAP, do not constitute statutory financial statements for the purposes of the Companies Act 2014 of Ireland (the “Irish Companies Act”), nor do they constitute audited financial statements for the purposes of the Irish Transparency (Directive 2004/109/EC) Regulations 2007. Our statutory financial statements for fiscal 2022 and fiscal 2021 were delivered to the Registrar of Companies of Ireland (the “Registrar of Companies”) and, in the case of the 2023 financial statements, are expected to be delivered to the Registrar of Companies within 56 days of our annual return date in 2024.

CERTAIN TERMS

Unless otherwise specified or the context otherwise requires, the terms “Flutter,” the “Company,” the “Group,” “we,” “us” and “our” each refer to Flutter Entertainment plc and its subsidiaries. References to fiscal 2023, fiscal 2022 and fiscal 2021 refer to the years ended December 31, 2023, 2022 and 2021, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current expectations as to future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our operations, our liquidity and capital resources, the conditions in our industry and our growth strategy. In some cases, forward-looking statements can be identified by words such as “outlook,” “believe(s),” “expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipates,” “projection,” “goal,” “target,” “aspire,” “will likely result” and other words and terms of similar meaning or the negative versions of such words. These forward-looking statements are subject to risks and uncertainties that may change at any time. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include but are not limited to those described in Part I, “Item 1A—Risk Factors”. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. Flutter undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

RISK FACTOR SUMMARY

An investment in our ordinary shares involves risks. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report, before investing in our ordinary shares. Some of the more significant challenges and risks relating to an investment in our Company are summarized below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in Part I, “Item 1A. Risk Factors” in this Annual Report.

•

Economic downturns and political and market conditions beyond our control, including inflation and a reduction in consumer discretionary spending, could adversely affect our business, financial condition and results of operations.

•	Our business is exposed to competitive pressures given the international nature of competition in online betting and online gaming and casino (“iGaming”).

•	We may fail to retain existing customers for our betting and iGaming offerings or add new customers or customers could decrease their level of engagement with our betting and iGaming offerings.

•

Our growth prospects may suffer if we are unable to develop successful product offerings or if we fail to pursue additional product offerings. In addition, if we fail to make the right investment decisions in our product offerings and technology, we may not attract and retain customers and our revenue and results of operations may decline.

•	The success of certain of our products, including poker, exchange and daily fantasy sports (“DFS”), depends upon maintaining liquidity.

•	Uncertainty as to the legality of online betting and iGaming or adverse public sentiment towards online betting and iGaming may deter third-party suppliers from dealing with us.

•

Failure to attract, retain and motivate key employees may adversely affect our ability to compete, and the loss of key personnel could have a material adverse effect on our business, financial condition and results of operations.

•

We are highly dependent on the development and operation of our sophisticated and proprietary technology and advanced information systems, and we could suffer failures, interruptions or disruptions to such systems or related development projects and/or we could fail to effectively adopt and implement new technologies and systems required for our business to remain competitive.

•

Security breaches, unauthorized access to or disclosure of our data or customer data, cyber-attacks on our systems or other cyber incidents could compromise sensitive information related to our business (including personal data processed by us or on our behalf) and expose us to liability, which could harm our reputation and materially and adversely affect our business, financial conditions and results of operations.

•

We are subject to a number of risks related to credit card payments, including data security breaches and fraud that we or third parties experience, and additional regulation, any of which could materially and adversely affect our business, financial condition and results of operations.

•	The increasing application of and any significant failure to comply with applicable data protection, privacy and digital services laws may have a material adverse effect on us.

•

We depend on third-party providers and other suppliers for a number of products (including data and content) and services that are important to our business. An interruption, cessation or material change of the terms for the provision of an important product or service supplied by any third party could have a material adverse effect on our business, financial condition and results of operations.

•

Adverse changes to the regulation of online betting and iGaming, or their interpretation by regulators, could have a material adverse effect on our business, financial condition and results of operations.

•	The approach to regulation and the legality of online betting and iGaming varies from jurisdiction to jurisdiction, and is subject to uncertainties.

•

The successful execution of our growth strategy, particularly with respect to our U.S. business, which is critical to our long-term ambitions, will depend on successfully expanding our provision of online betting and iGaming services into certain new and existing jurisdictions and markets where the regulatory status of the provision of such services has been clarified or liberalized.

•	We are exposed to foreign exchange rate risk with respect to the translation of foreign currency denominated balance sheet amounts into pounds sterling and to the risk of interest rate fluctuations.

•	We depend on the ongoing support of payment processors and international multi-currency transfer systems.

•	Fulfilling our financial reporting and other regulatory obligations as a U.S. public company will be expensive and time consuming, and these activities may strain our resources.

•

In connection with our preparation for complying with the Sarbanes-Oxley Act, we have identified deficiencies in our internal control over financial reporting that constitute “material weaknesses” as defined in Regulation S-X. If we are unable to remediate these deficiencies, or if we identify material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting to the standards required by U.S. securities laws, we may not be able to accurately report our financial condition or results of operations or prevent fraud.

•

As a foreign private issuer, we are permitted to, and we will, follow certain home country corporate governance practices in lieu of certain requirements applicable to U.S. issuers. This may afford less protection to holders of our ordinary shares.

•	U.S. investors may have difficulty enforcing judgments against us, our directors and officers.

PART I

Item 1.	Business

Company Information

The Company’s legal name is Flutter Entertainment plc. The Company was originally incorporated and registered in Ireland as a private limited company on April 8, 1958, under the name Corcoran’s Management Limited with the registration number 16956. The Company, which would later operate under the name Paddy Power plc, was then formed in 1988 through the merger of three independent bookmakers, including Corcoran’s Management Limited. The Company re-registered as a public limited company on November 15, 2000, and, in December 2000, it listed on the Irish Stock Exchange and the London Stock Exchange (“LSE”). The Company merged with Betfair Group plc on February 2, 2016, and changed its name to Paddy Power Betfair plc. The Company then changed its name to Flutter Entertainment plc on May 28, 2019.

The Company’s registered office is: Belfield Office, Park Beech Hill Road, Clonskeagh Dublin 4, D04 V972 and its telephone number is: +353 (87) 223 2455. The Company’s website is www.flutter.com. The information on, or accessible from, our website is not part of, nor incorporated by reference into, this Annual Report. We make available free of charge, on or through the “Investors” section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing these reports with the SEC. The SEC maintains a website at http://www.sec.gov that contains our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

We use our website (www.flutter.com) and at times our corporate X account (@FlutterPLC) and LinkedIn (www.linkedin.com/company/flutter-entertainment-plc) as well as other social media channels to distribute company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K.

Business Overview

Flutter is the world’s largest online sports betting and iGaming operator based on revenue. Our ambition is to change our industry for the better and deliver long-term growth, while also achieving a positive, sustainable future for all our stakeholders. We are well-placed to do so through the global competitive advantages of the Flutter Edge, which provides our brands with access to group-wide benefits to stay ahead of the competition while maintaining a clear vision for sustainability through our Positive Impact Plan.

The Group consists of a diverse portfolio of leading recreational brands and products with a broad international reach. We operate some of the world’s most distinctive online sports betting and iGaming brands which offer our principal product categories of sportsbook, iGaming and other products (exchange betting, pari-mutuel wagering and DFS).

These products are offered by FanDuel (sportsbook, iGaming and other products in our U.S. division), Sky Betting & Gaming (sportsbook and iGaming products in our UKI division), Sportsbet (sportsbook products in our Australia division), PokerStars (iGaming products in our International and U.S. divisions), Paddy Power (sportsbook and iGaming products in our UKI division), Sisal1 (sportsbook and iGaming products in our

[1]	Sisal’s iGaming products include retail and online lottery products. See “—Our Products—iGaming” below for additional information.

International division), tombola (iGaming products in our UKI division), Betfair (sportsbook, iGaming and other products in our UKI and International divisions), TVG (other products in our U.S. division), Junglee Games (iGaming and other products in our International division) and Adjarabet (iGaming products in our International division). In January 2024, we acquired a 51% controlling stake in MaxBet, a leading omni-channel sports betting and gaming operator in Serbia, which offers sportsbook and iGaming products and will be included in our International division from that date.

We are the industry leader by size with 12.3 million Average Monthly Players (“AMPs”) and $11,790 million of revenue globally for fiscal 2023. AMPs refers to the average over the applicable reporting period of the total number of players who have placed and/or wagered a stake and/or contributed to rake (i.e., the commission we take for operating or hosting a game) or tournament fees during the month. This measure does not include individuals who have only used new player or player retention incentives, and this measure is for online players only and excludes retail player activity. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational Metrics” for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

We operate a divisional management and operating structure across our geographic markets. Each division has an empowered management team responsible for maintaining the momentum and growth in its respective geographic markets. Our divisions are: (i) the United States (the “U.S.”), (ii) the United Kingdom and Ireland (“UKI”), (iii) Australia and (iv) International, which align with our four reportable segments.

We believe that Flutter is well positioned to drive future growth due to the following:

Access to significant market opportunity: The U.S. market is expected to continue to experience significant growth as additional U.S. states are expected to legalize sports betting and iGaming, while outside of the U.S., the market is already worth $318 billion and also continues to grow. With just 30% of this combined market opportunity currently taking place online and $188 billion in regulated markets (excludes countries which, based on Flutter’s judgement, are not addressable by Flutter due to the regulatory regime and/or licensing structure in place), we believe that there is a long runway for future growth.

Diversified product and geographic portfolio at scale: We operate in a wide range of markets and offer a broad range of products. This level of diversification gives us exposure to fast-growing markets, and we also believe that it mitigates the impact on the overall Group of regulatory or other changes in individual markets. As a scale operator, we benefit from the “flywheel effect” where higher revenue growth enables greater operating leverage. This in turn enables us to invest more in our products and player proposition.

The Flutter Edge: We refer to our Group’s global competitive advantage across product, technology, people and capital provided by our scale and experience of operating online sports and betting businesses globally for over 20 years as the “Flutter Edge.” It represents the symbiotic relationship between our teams and divisions, with all contributing to and benefitting from the Flutter Edge.

Optimal strategy to deliver success: We have a clearly defined Group strategy to enable us to deliver on our strategic priorities:

Invest to win in the United States by building on our sustainable competitive advantages to extend our leadership position in new states and states where we have an existing presence. We believe that we will be able to continue to deliver leadership in the U.S. market through the FanDuel Advantage where we believe that FanDuel is (i) able to acquire players efficiently, (ii) retain players for longer and (iii) earn higher average revenue per player.

Grow our gold medal (i.e. market-leading) positions in our other core markets of UKI, Australia and Italy by focusing on expanding our player base, using local scale to unlock benefits across these markets.

Build on our network and invest for leadership positions across international markets by combining global scale with local presence to deliver sustainable growth.

This is underpinned by our sustainability strategy, our Positive Impact Plan, as striving to take care of our players, our colleagues, our communities and our planet is a goal we take very seriously. We view our size and global presence as providing a platform to make a positive, lasting impact on our industry, and we aspire to leverage our local knowledge and agility to do so in a meaningful way. The plan has four elements:

Customers: Seeking to help customers to “Play Well” through products, tools, technology and dedicated teams designed to support positive play and tailored to local markets. Our Play Well strategy was launched in March 2021 and seeks to empower each division to have ownership over their safer gambling strategy to align with their regulatory obligations and our Play Well principles, while working groups across divisions meet regularly to share best practices and align on key topics. In addition, annual bonuses for our executive directors are determined in part by reference to achievement of certain safer gambling measures. Our Group-wide goal is to have over 50% of active online customers using one or more of our Play Well tools by the end of 2026 and 75% using one or more tools by December 2030. As of December 31, 2023, 44.9% of our active online customers were using at least one Play Well tool, compared to 41% as of December 31, 2022.

Colleagues: Striving to empower colleagues to “Work Better” by building teams that are representative of where we live and work. For example, we have begun taking steps in the area of diversity, equity and inclusion to increase female representation in leadership, including by setting a target of having 40% of top leadership roles below the Board level held by women by the end of 2026. As of December 31, 2023, 35.7% of top leadership roles below the Board level were held by women. In addition, we have begun to measure and report on pay performance, progression and retention across different employee demographics and measure employee sentiment across different employee demographics.

Communities: Seeking to “Do More” to improve the lives of the people in our communities through our corporate social responsibility initiatives and the collective energy of our colleagues and scale of our business, including supporting charitable initiatives through company donations and colleague giving.

Environment: As the biggest player in our sector, we believe that we have a responsibility to not only reduce our own impact but also lead on climate action, and we seek to reduce our environmental impact through our carbon reduction strategies and transition plans. Although our carbon reduction strategies and transition plans are long-term goals, we have already undertaken certain concrete steps, including establishing an internal environmental working group, enhancing our carbon accounting and assurance procedures, and developing a climate risk framework at the Group level. In addition, we have set a goal to reach net zero carbon emissions by 2035 and continue to take actions as we strive toward that goal, including by assessing and transitioning our real estate footprint, monitoring our emissions and voluntarily submitting our net zero target to the Science Based Target Initiative for their review.

While we have adopted various policies and procedures to facilitate the achievement of the goals and targets we have set pursuant to our Positive Impact Plan, they are not ultimately required to be implemented by management and there is no guarantee we will achieve them. As part of our preparation for future reporting obligations, including limited assurance of metrics, as required under the European Union’s Corporate Sustainability Reporting Directive (“CSRD”), we plan to evolve our reporting framework to enhance the overall reporting of our Positive Impact Plan metrics.

Opportunity for long-term growth through our financial growth engine: We believe that the combination of these factors positions the Group well to capitalize on the future long-term growth of the markets we operate in, through our financial growth engine. This is built on:

Sustainable revenue growth: We seek to expand the Group’s player base and grow player value through product innovation and efficient generosity spend. We believe that there are significant revenue growth opportunities for both our U.S. and ex-U.S. businesses. As more U.S. states have legalized sports betting and iGaming, our U.S. business has grown revenue by 134.2%, from $1,915 million in fiscal 2021 to $4,484 million in fiscal 2023. Excluding the U.S. business, we have grown revenue by 14.3%, from $6,393 million in fiscal 2021 to $7,306 million in fiscal 2023, including the benefit of acquisitions during that period, and we believe that our International “Consolidate and Invest” markets, which include Italy, Spain, Georgia, Armenia, Brazil, India and Turkey, provide the platform for continued high levels of future growth.

Margin benefits: We seek to increase the efficiency of our marketing investment and operating leverage to deliver high net income margins and Adjusted EBITDA Margins. The Group’s net income (loss) margins and Adjusted EBITDA Margins have been negatively impacted in recent years by significant investments in marketing and customer acquisition in the U.S. division. As we deliver against our U.S. strategy, the net income (loss) margin and Adjusted EBITDA Margin of the U.S. division have improved and we expect this trajectory to continue and drive further improvement in our consolidated net income (loss) margin and Adjusted EBITDA Margin over time.

Significant cashflow generation: Although recent acquisitions have resulted in increased long-term debt, we believe that the low levels of capital intensity due to the scalable nature of our technology platforms, and positive working capital from our expanding business, will permit us to reduce our leverage ratio over time. As of the end of fiscal 2023 and 2022, we had total long-term debt of $7,056 million and $6,750 million, respectively.

Disciplined capital allocation: We expect to drive long-term earnings per share growth and long-term value creation through disciplined capital allocation:

Disciplined organic investment: We believe that our player acquisition cost, lifetime value and player relationship management models and algorithms provide a disciplined evaluation framework enabling high returns from our investment in player growth and retention.

Value creative M&A: We have clear criteria for acquiring bolt-on, “local-hero” brands, with podium (i.e. top-three) positions in high-growth markets. These local heroes are then complemented in the post-acquisition period by the benefits of the Flutter Edge. Our acquisitions of FanDuel, Adjarabet, Junglee Games, tombola and Sisal are examples of this strategy. We believe that there remains significant further M&A potential to add market-leading businesses in regulated markets where the Group does not currently have a presence.

Returns to shareholders: We expect that the Group’s projected cash generation will permit us to reduce our leverage ratio over time and provide significant future balance sheet capacity. Although we do not currently have any specific plans to pay dividends or engage in significant share repurchases, once we have optimized our leverage, we intend to return to shareholders capital that cannot be effectively deployed through organic investment or value creative M&A.

We had a net loss per share of $(6.89), $(2.44) and $(5.24) for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

The combination of margin benefits, cashflow generation and disciplined capital allocation is expected to drive earnings per share growth and long-term value creation.

Our Products

Our principal products include sportsbook, iGaming and other products, such as exchange betting, pari-mutuel wagering and DFS. For fiscal 2023, 55.9% of our revenue was derived from sportsbook, 39.2% of our revenue was derived from iGaming, and 5.0% of our revenue was derived from other products, while 90.1% of our revenue at the Group level was generated from our online businesses. Our online operations are complemented by our 702 retail shops in Armenia, Georgia, Italy, Ireland, the United Kingdom and the United States. Through our acquisition of MaxBet in January 2024, we also acquired an additional 463 retail shops in Bosnia and Herzegovina, Montenegro, North Macedonia and Serbia. In each market, we typically offer sports betting, iGaming, or both, depending on the regulatory conditions of that market.

For a discussion of the significant new products that we have introduced in the past two fiscal years, and the status of publicly announced new products, see “—Research and Development” below.

Sportsbook

Our sportsbook offerings, such as FanDuel, Sportsbet or Sky Betting & Gaming, involve a customer placing a bet (wager) on various types of sporting events at fixed odds determined by us. Bets are made in advance of the sporting event that will determine the outcome of the wager. In the event the specified outcome occurs, the customer wins the bet and is paid out based upon the odds assigned at the time of the bet. We generate revenue by setting odds in a manner that includes a theoretical spread to be earned on each contest less winnings paid and expenses associated with promotional activity.

In addition to this revenue, revenue from our real-money games (i.e., games in which real money is wagered on the outcome of the game) includes revenue earned on the processing of real-money deposits and cash-out options (which gives the customers the option to exit the game and to obtain an early return from their bet), in specific currencies, which is sometimes referred to as conversion margins.

iGaming

We offer our customers peer-to-business (“P2B”) iGaming products, peer-to-peer (“P2P”) iGaming products and lottery products.

Our P2B iGaming products involve customers betting against the house. Our iGaming products allow customers to bet on a range of games of chance such as online casino, bingo and machine gaming terminals. We provide a combination of third-party content and proprietary games, reflecting a shift to in-house developed products in order to differentiate ourselves from our competitors. Our iGaming offerings typically include the full suite of games available in land-based casinos, such as blackjack, roulette and slot machines. We generate revenue through the gross bets placed less payouts on winning bets, which is also referred to as “hold.”

Our P2P iGaming products include poker and rummy. As P2P operators, we are generally not exposed to the risks of game play or the outcome of the game, as we typically take a rake or commission from the game play. For P2P games, player liquidity, or the number or volume of players with an operator, is critical to the success of the game, with a greater number of players supporting a wider range and greater volume of games and larger tournaments, increasing the quality of the offering to the consumer. As a result, larger scale poker or rummy operations will benefit from superior player liquidity in their systems, which, in turn, improves their offering to customers, creating a positive feedback loop.

We also offer our customers lottery products through our Sisal brand under fixed term licenses known as lottery concessions in various jurisdictions. For example, SuperEnalotto, Win for Life, VinciCasa, Eurojackpot, and SiVincTutto operate in Italy, Sisal Sans operates in Turkey and Sisal Loterie Maroc operates in Morocco. Our lottery products involve customers purchasing a ticket where they have the potential to win a prize and where the winning outcome is drawn at random. Sisal receives a commission in respect of the lottery services provided under the concession agreement.

Other

We include within other product revenue our P2P sports betting products, which involve customers playing/betting against each other and not against the house, where we make a commission on the bets. Our sports betting P2P products include the Betfair betting exchanges, DFS offered by FanDuel and Junglee Games and horse racing wagering offered under the TVG brand. We also offer business-to-business pricing and risk management services, where we earn revenues from providing these services to other businesses in our sector.

Our Geographic Divisions

As of December 31, 2023, we offered our products in over 100 countries and had 12.3 million AMPs globally. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational Metrics” for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data. For fiscal 2023, our U.S. division constituted 38.0% of our revenue, our UKI division constituted 25.8% of our revenue, our Australian division constituted 12.3% of our revenue and our International division constituted 23.9% of our revenue.

United States

Our U.S. division offers sports betting, casino, DFS and horse racing wagering products to players across various states in the United States, mainly online but with sports betting services also provided through a small number of retail outlets, and certain online products in the province of Ontario in Canada.

The U.S. division is our fastest growing and our largest division, constituting $4,484 million (or 38.0%) of our revenue for fiscal 2023. For the three months ended December 31, 2023, we had a 43.2% share of the online sports betting market in the states where FanDuel sportsbook was live and a 25.7% share of the iGaming market in states where FanDuel casino and PokerStars (U.S.) were live.

For 2023, the U.S. division consisted of the following brands: FanDuel, TVG and PokerStars (U.S.). Beginning in January 2024, PokerStars (U.S.) will be included in the International segment for reporting purposes to better reflect how that business is currently managed. As of December 31, 2023, our FanDuel online sportsbook was available in 20 states (Vermont and North Carolina were added in the fiscal quarter ended March 31, 2024), our FanDuel online casino was available in 5 states, our FanDuel paid DFS offering was available in 44 states, our FanDuel or TVG online horse racing wagering product was available in 32 states, our FanDuel free-to-play products were available in all 50 states and our PokerStars (U.S.) iGaming product was available in 3 states.

United Kingdom and Ireland

In the United Kingdom and Ireland, we offer sports betting (sportsbook), iGaming products (games, casino, bingo and poker) and other products (exchange betting) through our Sky Betting & Gaming, Paddy Power, Betfair and tombola brands. Although our UKI brands mostly operate online, this division also includes our 576 Paddy Power betting shops in the United Kingdom and Ireland as of December 31, 2023. Our UKI division constituted $3,047 million (or 25.8%) of our revenue for fiscal 2023.

Australia

In Australia, we offer online sports betting products through our Sportsbet brand, which operates exclusively in Australia and offers a wide range of betting products and experiences across local and global horse racing, sports, entertainment and major events. Our Australia division constituted $1,447 million (or 12.3%) of our revenue for fiscal 2023.

International

Our International division includes our operations in over 100 global markets and offers sports betting, casino, poker, rummy and lottery, mainly online.

Sisal, the leading iGaming operator in Italy, is the largest brand in the International division following its acquisition in August 2022. The International division also includes PokerStars, Betfair International, Adjarabet and Junglee Games. We continue to diversify internationally and are taking our online offering into regulated markets with a strong gambling culture and a competitive tax framework under which we have the ability to offer a broad betting and iGaming product range.

Our International division constituted $2,812 million (or 23.9%) of our revenue for fiscal 2023.

The information below summarizes revenue by geographical market for the year ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
($ in millions)	2023	2022	2021
U.S.	$4,391	$3,176	$1,915
U.K.	2,740	2,397	2,655
Ireland	305	283	282
Australia	1,447	1,558	1,782
Italy	1,352	690	264
Rest of the world	1,555	1,359	1,410

Total revenue	$11,790	$9,463	$8,308

The information below summarizes long-lived assets by geographical market as of December 31, 2023 and 2022:

	Year ended December 31,
($ in millions)	2023	2022
U.S.	$126	$65
U.K.	82	90
Ireland	58	63
Australia	8	8
Italy	110	125
Rest of the world	87	79

Long-lived assets	$471	$430

Seasonality

Our product offerings are subject to a largely predictable degree of seasonality, although the seasonality of each of these products does differ, thereby reducing the effect on an aggregate basis. In particular, a majority of our current U.S. sports betting and DFS revenue is and will continue to be generated from bets placed on, or contests relating to, the NFL, the NBA, MLB and the NCAA, each of which has its own respective off-seasons, which may cause decreases in our future revenues during such periods. The schedule of significant sporting events that do not occur annually, such as the FIFA World Cup, the Ryder Cup, the UEFA European Football Championship and/or marquee boxing matches, affect the volumes of bets collected over the course of that period. Our sportsbook revenue is driven by a combination of the timing of sporting and other events and the results of our operations are derived from those events. While our iGaming revenue also benefits from activity around sporting events, it is less dependent on the sporting calendar. The overall effect of any individual sporting event is small due to the number of sporting events that take place in any given year and the diversity of our revenue source. See “Item 1A. Risk Factors—Risks Relating to Our Business and Industry—Aspects of our business will depend on the live broadcasting and scheduling of major sporting events.”

Marketing

Our ability to effectively acquire, engage and retain customers on our platform is critical to our operational and financial success. We believe that the combination of our brands with our data science and marketing analytics capabilities provide us with a strong competitive advantage in our industry. We utilize a variety of marketing channels, including paid external advertising through traditional and digital media, compelling new player and event-driven promotions and paid affiliate programs. We use proprietary models and software tools to track the efficacy of these marketing campaigns in real-time, giving us the ability to constantly evaluate and optimize our marketing strategies as necessary. Over time, our growth has also enabled our marketing efforts to benefit from economies of scale.

We also rely on successful cross-promotion across our product offerings and consequently have developed ways to minimize friction between our offerings. For example, our FanDuel Sportsbook app features an embedded iGaming offering in states where iGaming is permissible so players can play a subset of casino games without leaving the sportsbook app. Aside from traditional marketing channels, we also enter into select media, sports and entertainment partnerships that support and accelerate our long-term strategic initiatives. Where possible, we will enter into exclusive relationships to further align interests. We have also historically partnered with athletes and celebrities that share our values in order to promote our brand. For example, in the United States, we have strategically partnered with some of the leading news, sports and entertainment companies, including Turner Sports and the Bleacher Report website. Additionally, we have ongoing commercial relationships with Sky, which allow us to use the Sky (e.g., Sky Betting and Gaming) brands and integrate with Sky’s commercial and advertising platforms pursuant to several contractual agreements.

Furthermore, in the United States, we are: (i) an official sports betting partner, official sportsbook, official one-day fantasy partner, official one-day fantasy game, and official marketing partner and authorized gaming operator of the NBA; (ii) an official sponsor/partner, official sportsbook sponsor/partner, official sports betting sponsor/partner and official free to play sponsor/partner of the NFL; (iii) an official sports betting sponsor/partner of MLB; (iv) an official sports betting/wagering partner, official daily fantasy game, official daily fantasy hockey game, official daily fantasy partner, official fantasy partner and official partner of the NHL; (v) an official sportsbook, official daily fantasy partner, official marketing partner, official partner and authorized gaming operator of the WNBA; (vi) an official betting operator of the PGA TOUR; (vii) an authorized gaming operator of the WTA; (viii) an authorized gaming operator of NASCAR; and (ix) an authorized gaming operator of MLS. We also have partnerships with 19 professional teams across these and other leagues. The nature of these partnerships varies; however, each of these relationships amplifies our brand and helps us acquire and retain customers more efficiently by, for example, allowing us to open a retail sportsbook location in their arena, prominently displaying our brand on signs throughout their arena, advertising our products across their television, digital media and radio outlets and giving us access to their customer relationship databases for our marketing purposes.

In fiscal 2023, we spent $3,776 million in sales and marketing across our four geographic divisions to ensure that we have high levels of brand visibility throughout the year.

Research and Development

As a leading online betting and iGaming operator, our growth and competitive positioning is dependent on the implementation and execution of our technology strategy. We have a distinctive proprietary technology platform that is tailored to the needs of our business, which we have developed and refined through dedicated investments over more than 30 years. Our recent investments are focused on providing appealing product offerings to our customers, both in terms of the quality of the offerings and the user experience, and also with respect to data security and integrity across our offerings. For fiscal 2023, we invested $765 million in technology research and development. We dedicate nearly all of our research and development investments to our online sports betting and iGaming businesses, which seeks to provide broad market applications for product offerings derived from our technology, and we expect to continue investing significantly in research and development in an effort to constantly improve customer experience, engagement and security. We believe that such investment in research and development enables us to react more quickly to changing customer needs and is central to our competitive positioning.

As of fiscal 2023, our global workforce consisted of approximately 7,000 technologists who support the introduction and development of new products, the creation of new betting markets, the improvement of the online customer experience and the development of better processes and systems. These support the five in-house gaming studios and global pricing and risk management functions which are continuously developing cutting-edge content for our customers. We believe that continued research and development will contribute to our future growth and profitability and ensure our position as market leader in the betting and iGaming industry.

During fiscal 2023, our global technology strategy enabled the following improvements and enhancements to our products around the world: FanDuel leveraged the Group’s technology, pricing and risk management capabilities to expand the breadth of its proprietary Same Game Parlay product with the launch of Parlay Hub, Parlay Builder, Bet Tracker and increased player market offerings. FanDuel also made improvements to pricing and risk management capabilities, completing development of in-house pricing for college basketball and remodeling NFL pricing. FanDuel is currently in the process of implementing the next generation technology for its iGaming platform, which also leverages Flutter’s existing iGaming platform, to provide first party content and some of Flutter’s in-house game studio developed content. Sky Betting & Gaming and Paddy Power improved their respective BuildABet and Betbuilder products through increasing the number of player markets available, as well as expanding iGaming live casino and slots content during fiscal 2023. Sisal launched its refreshed sportsbook application in Italy during the year, as well as improved its sportsbook content through the launch of the Duo product, which allows customers to swap a substitute player into their active bets.

Intellectual Property

We believe that copyright, trademarks, domain names, trade secrets, proprietary technology and other intellectual property are critical for our long-term success. We seek to protect our investment in research and development by seeking intellectual property protection as appropriate for our technologies and content, including our software code, proprietary technology and know-how that we use to develop and run our sports and iGaming product offerings and related services. Other than licensed rights, we own the key intellectual property rights for the software material used in our betting and iGaming operations and the key intellectual property rights to our customer profiles and iGaming platforms, including sportsbook and poker software.

While much of the intellectual property we use is owned by us, we have obtained rights to use intellectual property of third parties through licenses and service agreements with those third parties. Although we believe these licenses are sufficient for the operation of the Group, these licenses typically limit our use of the third parties’ intellectual property to specific uses and for specific time periods.

We rely on a combination of trade secret, copyright, trademark, patent and other intellectual property laws, as well as contractual provisions, to protect our intellectual property rights in our sports and iGaming product offerings and other proprietary technology. We actively seek patent protection covering certain inventions originating from us and, from time to time, review opportunities to acquire patents to the extent we believe such patents may be useful or relevant to our business. We also enter into confidentiality and intellectual property assignment agreements with our employees, contractors and other third parties. We typically own the trademarks under which our sports and iGaming product offerings and related services are marketed. In order to protect our brands and trademarks, we register our key trademarks in select jurisdictions in which we operate. Our key trademarks and domain names include, among others:

•	Group: “FLUTTER ENTERTAINMENT”;

•	U.S. division: “FanDuel,” “FanDuel Sportsbook,” “www.fanduel.com” and “www.tvg.com”;

•	UKI division: “PADDY POWER,” “PADDY POWER BETFAIR,” “www.betfair.com,” “www.paddypower.com” and “www.paddypower.ie”;

•	Australia division: “SPORTSBET” and “www.sportsbet.com.au”; and

•

International division: “FLUTTER INTERNATIONAL,” “JUNGLEE GAMES,” “POKERSTARS,” “BETFAIR,” “SISAL,” “ADJARABET,” “www.pokerstars.com,” “www.betfair.com,” “www.sisal.it,” “www.jungleegames.com” and “www.adjarabet.com.”

See “Item 1A. Risk Factors—Risks Relating to Information Technology Systems and Intellectual Property—If we are unable to protect or enforce our rights in our proprietary technology, brands or other intellectual property, our competitive advantage, business, financial condition and results of operations could be harmed.”

Furthermore, we use collected customer data to provide customers with the services they have requested. Subject to applicable data protection laws, we also use customer data to carry out identity and age verification checks on prospective customers for marketing purposes, to invite customers to new tournaments or games or to join our loyalty offering, as well as to send merchandise to customers.

Fox Option on Interest in FanDuel Group Parent LLC

In connection with our acquisition of TSG, we and FSG Services LLC (“Fox”) entered into a legally binding term sheet (the “Fox Option Term Sheet”) that, among other things, granted Fox a call option (the “Fox Option”) to acquire from us 18.6% of the then-outstanding investor units (the “Fastball Units”) in FanDuel Goup Parent LLC (“FanDuel Parent” and, together with its consolidated subsidiaries, “FanDuel”) that were the subject of a put and call option between us and Fastball Holdings LLC (“Fastball”). As of December 31, 2023, the Fox Option price for the Fastball Units was $4.3 billion. Such price is subject to a 5% annual compounding carrying value adjustment. Fox has until December 2030 to exercise the Fox Option.

Fastball had certain rights under FanDuel Parent’s Limited Liability Company Agreement (the “FanDuel LLC Agreement”) and a July 2019 Investor Members Agreement among us, FanDuel Parent, Fastball and Boyd Interactive Gaming, L.L.C. (the “Investor Members Agreement”), which provided certain terms for the governance and operations of FanDuel Parent and rights, obligations and duties of FanDuel Parent’s members. Although it has not been determined what specific rights Fox may receive should Fox exercise (and pay for) the Fox Option and acquire the Fastball Units, the terms of the Investor Members Agreement provided that, so long as Fastball continued to own at least 5% of the outstanding FanDuel LLC Units, FanDuel could not, without the prior written consent of Fastball: (i) acquire any person, business or line of business if such acquisitions, in the aggregate, require FanDuel Parent to spend more than $75 million in cash; (ii) enter into or consummate one or a series of transactions where FanDuel Parent transfers, exclusively sublicenses or exclusively licenses or otherwise disposes of any assets, to the extent such assets have value, in the aggregate, in excess of $75 million (other than in the ordinary course of business); (iii) issue or incur debt that results in FanDuel Parent having outstanding principal debt obligations in excess of the greater of $75 million and four times FanDuel Parent’s LTM EBITDA (as defined therein); (iv) declare, make or pay any distributions or dividends on FanDuel LLC Units, other than distributions or dividends in an amount such that, following the consummation thereof, FanDuel Parent would have distributed cash dividends on FanDuel LLC Units for any twelve month period no greater than the lesser of (1) 50% of FanDuel Parent’s Free Cash Flows (as defined therein) for the prior 12 consecutive months ending on the last day of the month preceding the date of such distribution or dividend and (2) 50% of FanDuel Parent’s projected Free Cash Flows (as defined therein) for the 12 month period beginning on the last day of the month preceding the date of such distribution or dividend; (v) adopt any amendment to FanDuel Parent’s organizational documents or the FanDuel LLC Agreement; (vi) take or approve any action resulting in FanDuel Parent’s liquidation or dissolution; (vii) authorize, issue or sell FanDuel LLC Units or any other equity interest of FanDuel Parent or any other option, warrant, conversion or similar right with respect to any FanDuel LLC Units or such other equity interest in FanDuel Parent (subject to certain exceptions); (viii) repurchase, redeem or otherwise acquire any FanDuel LLC Units, any other equity interest of FanDuel Parent or any options, warrants, conversion or similar rights with respect to any FanDuel LLC Units or such other equity interests of FanDuel Parent, except in accordance with the terms of the FanDuel LLC Agreement; (ix) enter into any transaction that would result in a Public Offering (as defined in the FanDuel LLC Agreement) or Sale Event (as defined in the FanDuel LLC Agreement), other than a Sale Event in which we and our affiliates sell 100% of our collective equity interests in FanDuel Parent to a purchaser who agrees to be bound by all our obligations under the Investor Members Agreement; (x) take any action which has the primary purpose of, or by its express terms has the effect of, benefitting us and our affiliates and harming Fastball, whether or not in its capacity as a holder of the FanDuel LLC Units; (xi) make any payment out of assets of FanDuel Parent or any of its subsidiaries in respect of any VCP Redemption Debt (as defined in the FanDuel LLC Agreement); or (xii) commit to do any of the things set forth in (i) through (xii) above. In addition, the terms of the Investor Members Agreement provided that so long as Fastball continued to hold any equity interest in FanDuel Parent, FanDuel could not, without the prior written consent of Fastball, cause or permit FanDuel Parent to own or hold any assets other than equity interests of FanDuel Group, Inc., cause or permit FanDuel Parent to own or hold less than 100% of the issued and outstanding equity of FanDuel Group, Inc., cause or permit FanDuel Group, Inc. to make any distributions to FanDuel Parent that could give rise to taxable income to Fastball in excess of its pro rata portion of the FanDuel LLC Units, or take any action or fail to take any actions with respect to tax matters that could reasonably give rise to disproportionately adverse tax consequences to Fastball as compared to us. Fox’s interpretation of its rights in relation to the Fox Option may differ from that of Flutter. See “Item 1A. Risk Factors—Risks Relating to Our Business and Industry—In the event that Fox exercises the Fox Option, we would be required to sell to Fox a significant minority stake in our FanDuel business. If at that point Fox’s consent is required for actions we wish to take and we are unable to obtain it, we may not be able to pursue elements of our business strategy.”

Regulation

We operate in a heavily regulated industry across multiple geographical jurisdictions. The area of legal and regulatory compliance continues to evolve in all of our markets, including as a result of changing political and social norms. As a result, the markets in which we operate are subject to uncertainties arising from differing approaches among jurisdictions, including the determination of where betting and iGaming activities take place and which authorities have jurisdiction over such activities. Compliance with the laws and regulations in place in each jurisdiction is a key risk area for us and is monitored and reported on by our audit committee to the Board.

Our business is subject to extensive regulation under the laws, rules and regulations of the jurisdictions in which we operate. These laws, rules and regulations generally concern the responsibility, financial stability, integrity and character of the owners, managers and persons with material financial interests in the iGaming operations along with the integrity and security of the sports betting and iGaming offering. Violations of laws or regulations in one jurisdiction could result in disciplinary action in that and other jurisdictions.

Gaming laws are generally based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize country, state and local tax revenues, as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish stringent procedures to ensure that participants in the gaming industry meet certain standards of character and responsibility. Among other things, gaming laws require gaming industry participants to:

•	ensure that unsuitable individuals and organizations have no role in gaming operations;

•	establish procedures designed to prevent cheating and fraudulent practices;

•	establish and maintain anti-money laundering practices and procedures;

•	establish and maintain responsible accounting practices and procedures;

•	maintain effective controls over their financial practices, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;

•	maintain systems for reliable record keeping;

•	file periodic reports with gaming regulators;

•	establish programs to promote responsible gaming; and

•	enforce minimum age requirements.

We seek to ensure that we obtain gaming licenses necessary to offer our products and services in the jurisdictions in which we operate and/or where we are otherwise required to do so. While we believe that we are in compliance in all material respects with all applicable gaming laws, licenses and regulatory requirements, we cannot be certain that our activities or the activities of our customers will not become the subject of any regulatory or law enforcement, investigation, proceeding or other governmental action or that any such proceeding or action, as the case may be, would not have a material adverse impact on us or our business, financial condition, prospects or results of operations.

The methods and tools we use to permit or restrict access to our online betting and iGaming product offerings within a territory are typically mandated or approved by the applicable betting and gaming regulatory authority in each jurisdiction where a Group subsidiary holds a betting and gaming license. In particular, we employ the following methods and tools across such jurisdictions: (i) IP address blocking, which identifies the location of the player and blocks his or her IP address; and (ii) country-specific blocking based on the residence of the player. In certain jurisdictions, we also employ geolocation blocking, which restricts access based upon the player’s geographical location determined through a series of data points such as mobile devices and Wi-Fi networks.

We also work with regulatory and government bodies to ensure our products, including the software and technological infrastructure underlying them, undergo comprehensive testing by such regulatory and government bodies, as well as by independent, industry-leading testing, accreditation and certification organizations (including Gaming Laboratories International and BMM International). The objective of this testing is to certify, among other things, security, regulatory conformity and gaming integrity. We seek to meet or exceed best practices in operations and customer protection with an emphasis on fair and responsible gaming.

Additionally, we support the regulation of iGaming, including licensing and taxation regimes and pooled poker liquidity, which we believe promotes sustainable iGaming markets that are beneficial for consumers, governments and the citizens of the regulating jurisdiction. We strive to work with applicable government authorities to develop regulations that we expect would protect consumers, encourage responsible betting and gaming, ensure reasonable levels of taxation, promote regulated gameplay and keep crime and the proceeds of crime out of gaming. We also strive to be among the first licensed operators to obtain betting and gaming licenses and provide iGaming to customers in newly regulated jurisdictions, in each case, to the extent it would be in the furtherance of our business goals and strategy and in compliance with our policies and procedures.

Our Licenses

We are licensed or approved to offer our betting and iGaming products (including under third-party betting and gaming licenses) in various jurisdictions worldwide, including in the United States, the United Kingdom, the Republic of Ireland, Australia, Italy and in several other countries. Our gaming licenses generally fall under two categories: (i) jurisdictions where our relevant operating subsidiary has either obtained a local betting and gaming license directly from the local gaming authority or where we offer our product offerings under a third-party betting and gaming license through a third-party relationship on a business-to-business basis and (ii) jurisdictions where our real-money iGaming products are offered pursuant to a “multi-jurisdictional” gaming license instead of a local license.

Flutter operates in multiple jurisdictions with various licensing obligations and cultural nuances. We have taken a principle-based approach to our safer gambling strategy (“Play Well”), which we launched in March 2021. Similar to our commercial strategy, each division has ownership of their safer gambling strategy (including policy and process) that aligns with their regulatory obligations and our Play Well principles. We have a safer gambling board (a subcommittee of our Risk and Sustainability Committee) who meet regularly and a global Play Well working group who also meet regularly to share best practice and align on key strategic topics.

United States

In the United States, gambling is regulated at both state and federal levels and divided into three categories: retail sports betting, online sports betting and iGaming. In 2018, the U.S. Supreme Court overturned key gambling legislation, the Professional and Amateur Sports Protection Act (“PASPA”), which prohibited the expansion of sports betting nationwide, following New Jersey’s appeal. A number of states have since moved to legalize and regulate gambling and sports wagering at the state level. As of December 31, 2023, 35 states have legalized and regulated retail sports betting, 28 states have legalized and regulated online sports betting and six states have legalized and regulated iGaming.

Under some states’ sports betting and iGaming laws, online sports betting and/or iGaming licenses are tethered to a finite number of specifically defined businesses that are deemed eligible for a gaming license, such as land-based casinos, tribes, professional sports franchises and arenas and horse racing tracks, each of which is entitled to a skin or multiple skins under that state’s law. A “skin” permits that license holder to partner with an online operator like FanDuel to offer online sports betting or iGaming services under that entity’s license. As such, the skin provides a market access opportunity for mobile operators to operate in the jurisdiction pending licensure and other required approvals by the state’s regulator. The entities that control those skins, and the numbers of skins available, are typically determined by a state’s sports betting or iGaming law. We currently rely on skins tethered to land-based casinos, tribes, professional sports franchises and arenas and horse racing tracks in order to access a number of markets through a skin. In other markets, we may obtain a license to offer online sports betting and/or iGaming through a direct license offered by the state, which in some cases may be subject to a competitive application process for a limited number of licenses. Our licenses in U.S. states are generally granted for a predetermined period of time (typically ranging from one to four years) or require documents to be supplied on a regular basis in order to maintain them.

The market access partnership agreements that we enter into with each of our partners provide us with a skin that allows us to offer our online sports betting and iGaming products in the state or province where such partner is licensed. We make variable payments to the majority of our market access partners, typically based on a percentage of our revenue generated in the market where we use such market access partner’s skins. Our market access partners include Boyd, one of the largest and most experienced gaming companies in the United States. As stated in Boyd’s annual report for the year ended December 31, 2023, Boyd operates 28 gaming entertainment properties across 10 states. Our partnership with Boyd brings together two of the largest and most geographically diversified companies in the U.S. gaming industry and provides us with first skin access (i.e., access to the online sports betting and iGaming market of a given state or province through the use of the first skin granted by a state to a land-based gaming entity with an existing license) for online sports betting in all jurisdictions where Boyd holds gaming licenses currently, with the exception of Nevada and California.

Sportsbook and iGaming

We operate FanDuel retail sportsbook locations in states that have authorized retail sports wagering in licensed brick-and-mortar facilities and offer our FanDuel iGaming and sportsbook products in states which have authorized iGaming or online sports wagering, respectively. In both cases, we have obtained and maintain the requisite licenses. Our FanDuel sportsbook currently operates in Arizona, Colorado (online only), Connecticut, Illinois, Indiana, Iowa, Kansas, Kentucky (online only), Louisiana, Maryland, Massachusetts (online only), Michigan, Mississippi (retail only), New Jersey, New York, North Carolina (online only), Ohio, Pennsylvania, Tennessee (online only), Vermont (online only), Virginia (online only), Washington (retail only), Washington D.C. (retail only), West Virginia and Wyoming (online only). We operate FanDuel iGaming in Connecticut, New Jersey, Pennsylvania, Michigan and West Virginia. Our PokerStars iGaming product currently operates in Michigan, New Jersey and Pennsylvania. We comply with each state’s requirements for offering our products, including utilizing appropriate procedures and technology to ensure that wagering on our PokerStars iGaming, FanDuel iGaming and FanDuel sportsbook products will only be accessible to persons physically present in a state in which we or one of our subsidiaries is licensed to offer online wagering.

On May 14, 2018, the U.S. Supreme Court issued an opinion determining that PASPA was unconstitutional. PASPA prohibited U.S. states from “authorizing by law” any form of sports betting. In striking down PASPA, the U.S. Supreme Court opened the potential for state-by-state authorization of sports betting. Sports betting in the United States is subject to additional laws, rules and regulations at the state level. Generally, online gambling in the United States is only lawful when specifically permitted under applicable state law. At the federal level, several laws provide federal law enforcement with the authority to enforce and prosecute gambling operations conducted in violation of underlying state gambling laws. These enforcement laws include the Unlawful Internet Gambling Enforcement Act of 2006 (the “UIGEA”), the Illegal Gambling Business Act of 1970 (the “IGBA”) and the Travel Act of 1961 (the “TA”). No violation of the UIGEA, the IGBA or the TA can be found absent a violation of an underlying state law or other federal law. In addition, the Wire Act provides that anyone engaged in the business of betting or wagering who knowingly uses a wire communication facility for the transmission in interstate or foreign commerce of bets or wagers or information assisting in the placing of bets or wagers on any sporting event or contest, or for the transmission of a wire communication which entitles the recipient to receive money or credit as a result of bets or wagers, or for information assisting in the placing of bets or wagers, will be fined or imprisoned, or both. However, the Wire Act notes that it shall not be construed to prevent the transmission in interstate or foreign commerce of information for use in news reporting of sporting events or contests, or for the transmission of information assisting in the placing of bets or wagers on a sporting event or contest from a state or foreign country where betting on that sporting event or contest is legal into a state or foreign country in which such betting is legal. The U.S. Department of Justice has taken differing positions over time as to whether the Wire Act applies beyond sports betting. The U.S. Court of Appeals for the First Circuit ruled in January 2021 that it does not.

Online Horse Racing Wagering

We also own TVG, which operates two nationally distributed television networks, FanDuel TV and FanDuel Racing, the latter of which is devoted to the sport of horse racing. TVG also operates a state licensed and regulated pari-mutuel advance deposit wagering service under both the TVG and FanDuel Racing brands that facilitates pari-mutuel wagers on horse races from residents of 32 states. Advance deposit wagering is conducted pursuant to the federal Interstate Horseracing Act of 1978, as amended (the “IHA”), and applicable state laws. Through the IHA, pari-mutuel wagering operators can commingle wagers from different horse racing tracks and wagering facilities and broadcast horse racing events. TVG maintains licenses, consents, agreements and approvals where required to provide its advance deposit wagering services. Pari-mutuel wagering on horse racing is a regulated industry. In the United States, individual states control pari-mutuel wagering operations located within their respective jurisdictions with the intent of, among other things, protecting the public from unfair and illegal gambling practices, generating tax revenue, licensing operators and preventing organized crime from being involved in the industry. Although the specific form may vary, states that regulate pari-mutuel wagering generally do so through a local gambling regulatory authority, typically a racing commission. In general, these regulatory authorities require operators to submit licensing materials, including corporate and financial information, prior to granting them the necessary operating licenses.

Daily Fantasy Sports

Our FanDuel DFS product offers paid-entry contests in 44 states and the District of Columbia (and free-to-play contests in all 50 U.S. states and the District of Columbia) based on the laws governing fantasy sports in those individual jurisdictions. These laws fall into two categories: (i) jurisdictions that have enacted explicit laws that declare fantasy sports contests lawful games of skill (and in many cases regulate the operation of fantasy sports businesses) and (ii) jurisdictions in which the existing jurisdictional laws are interpreted in a manner to permit fantasy sports contests as lawful games of skill. At present, 23 states fall into the first category described above, and in two states (West Virginia and Rhode Island), the Attorney General’s office of each state has issued an opinion affirming the legality of paid-entry fantasy sports contests in that state. In the remaining 19 states, we operate based on a legal opinion by outside counsel interpreting the underlying law of the jurisdiction.

Generally, state fantasy sports laws and regulations define paid fantasy sports, establish the rules concerning the application and licensing procedures for gaming operators in the fantasy sports business and regulate practices for paid fantasy sports deemed to be detrimental to the public interest. As part of the licensing process, we must submit, in some jurisdictions, extensive materials on our operations, including our technology and data security, age verification of customers, segregation of account funds and responsible gaming initiatives, and submit third-party audits evidencing our compliance with these requirements.

United Kingdom and Ireland

United Kingdom

Online betting and iGaming in Great Britain is regulated by the UK Gambling Act, pursuant to which the regulator, which is the UKGC, issues licenses, license conditions and codes of practice. According to the UK Gambling Act, a remote operating license is required for the provision of iGaming if at least one piece of remote gaming equipment used in the provision of gaming facilities is placed within Great Britain or if the gaming facilities provided are used or capable of being used there. In addition, the UK regulatory regime requires remote gaming operators to source their software from suppliers licensed by the UKGC. We hold online and retail betting and gaming operating licenses issued by the UKGC and the services that we offer to our customers in Great Britain are offered pursuant to these licenses.

In December 2020, the UK government commenced a review of the UK Gambling Act, with the objective of: (i) examining whether changes are needed to the system of gambling regulation in Great Britain to reflect changes to the gambling landscape since 2005 when the UK Gambling Act was introduced, particularly in light of technological advances; (ii) ensuring there is an appropriate balance between consumer freedoms and choice, on the one hand, and prevention of harm to vulnerable groups and wider communities, on the other; and (iii) ensuring customers are suitably protected during gambling, and that there is an equitable approach to the regulation of the online and the land-based industries.

The UK government’s review of the UK Gambling Act is extensive in scope. Key areas under review include:

•

the effectiveness of the existing online protections in preventing gambling harm and an evidence-based consideration of, for example, imposing greater control on online product design, such as stake, speed and prize limits, and the introduction of deposits, loss and spend limits;

•

the benefits or harms caused by allowing licensed gambling operators to advertise and make promotional offers and the positive or negative impact of gambling sponsorship arrangements across sports, e-sports and other areas;

•

the effectiveness of the regulatory system currently in place, including consideration of whether the UKGC has sufficient investigative, enforcement and sanctioning powers both to regulate the licensed market and address the unlicensed market;

•

the availability and suitability of redress arrangements in place for an individual consumer who considers it may have been treated unfairly by a gambling operator, including consideration of the introduction of other routes for consumer redress, such as a gambling ombudsman; and

•	the effectiveness of current measures to prevent illegal underage gambling and consideration of what extra protections may be needed for young adults in the 18-25 age bracket.

The call for evidence in connection with the review concluded in March 2021. On April 27, 2023, the UK government issued a white paper, which included proposals to:

•

hold a consultation to determine the maximum staking limit for online slot gaming products of between £2 and £15 per spin, with options of a £2 limit per stake, £4 limit per stake or an approach based on individual risk for 18-24 year-old players;

•	hold a consultation to determine whether to make player-set deposit limits mandatory or opt-out rather than opt-in;

•	introduce a statutory levy (as a percentage of revenue) requiring all licensed operators to make contributions to help fund research, education and treatment of gambling harms; and

•	hold a consultation on imposing new obligations on licensed operators to conduct:

•	enhanced spending checks if a player loses £1,000 within one day or £2,000 within 90 days, with such thresholds halved for 18-24 year-old players; and

•	financial vulnerability checks if a player loses more than £125 within one month or £500 within one year.

Although we seek to meet or exceed best practices in operations and customer protection with an emphasis on fair and responsible gaming, changes to regulation arising from the UK government’s review of the UK Gambling Act could impede our ability to generate revenue in Great Britain and attract new and existing customers in Great Britain, which could have a material adverse effect on our business, financial condition and results of operations.

For more information regarding the UK Gambling Act review and its potential impact on our business, see “Item 1A. Risk Factors—Risks Relating to Regulation, Licensing, Litigation and Taxation—The UK government’s ongoing review of the UK Gambling Act may result in more onerous regulation of the betting and gaming industry in Great Britain, part of our second-largest market, which could have a material adverse effect on our business, financial condition and results of operations” and “Item 1A. Risk Factors—Risks Relating to Regulation, Licensing, Litigation and Taxation—Adverse changes to the regulation of online betting and iGaming, or their interpretation by regulators, could have a material adverse effect on our business, financial condition and results of operations.”

Republic of Ireland

The Irish general regulatory framework is partially regulated by way of the Betting Act, 1931 (the “Irish Betting Act”). The Irish Betting Act was amended in 2015 to include regulation for online bookmaking, which is regulated by the Irish Revenue Commissioners Office. Licenses for online bookmakers are required for operators servicing the Irish market by providing sports betting services. The nominated officers of license applicants must undergo personal licensure and hold a tax clearance certificate in addition to a certificate of personal fitness. With respect to online casino games, these are provided based on an online betting and gaming license which is widely referred to as a “dot.com” or “point of supply” license. These “dot.com” licenses differ in nature to “country” or “point of consumption” licenses, which are territory specific. “Dot.com” licenses enable the supply of online betting and iGaming to other jurisdictions, in accordance with those licenses’ regulations and under the governance of the relevant regulator and regulatory regime, based on the principle of internet legislation that deems the provision of an online product as provided where the operator is established and located. Ireland does not currently have a regime for “Dot.com” licenses for online casino, online lotteries or other iGaming undertaken on a commercial basis.

In December 2022, the Irish government published the first draft of the Gambling Regulation Bill, which proposes major reform and consolidation of gambling laws in Ireland, including the creation of a Gambling Regulatory Authority of Ireland, which will have broad powers to publish further guidance and codes of conduct. The Gambling Regulation Bill seeks to (1) modernize the licensing system; (2) introduce robust enforcement measures, including suspension and revocation of licenses, financial penalties (up to the greater of 10% of the licensee’s annual turnover or €20,000,000) and imprisonment; and (3) protect vulnerable persons, including children and those experiencing gambling addiction, through prohibiting licensees from accepting credit cards for the purposes of gambling and the creation of National Gambling Exclusion Register and Social Impact Fund. For more information regarding the Gambling Regulation Bill and its potential impact on our business, see “Item 1A.

Risk Factors—Risks Relating to Regulation, Licensing, Litigation and Taxation—Adverse changes to the regulation of online betting and iGaming, or their interpretation by regulators, could have a material adverse effect on our business, financial condition and results of operations.”

Australia

The Northern Territory Racing Commission (“NTRC”) is responsible for licensing, regulating and supervising gambling activities authorized under the Racing and Betting Act 1983 (NT) (“Racing and Betting Act”), including the conduct of a sports betting business. Holders of sportsbook maker licenses issued by the NTRC are permitted to provide sports betting services over the internet to customers throughout Australia.

The NTRC conducts ongoing suitability and due diligence investigations in relation to its license holders, their shareholders and key management personnel. NTRC license holders are also required to comply with all relevant Australian state and territory laws as well as applicable federal legislation, including the Anti-Money Laundering and Counter Terrorism Financing Act 2006 (Cth).

Our Australian subsidiaries hold renewable licenses to conduct sports betting, as issued by the NTRC under the Racing and Betting Act. Other than as described above, our real-money iGaming product offerings are not offered to persons physically located in Australia.

International

Italy

In Italy, the state reserves authority over public gaming (Art. 1 of Legislative Decree no. 496 of 14 April 1948). Accordingly, operators seeking to carry out gaming activities in Italy must first obtain a concession from the Italian government. We are active in the Italian online betting and iGaming market through our brands Betfair, PokerStars, tombola and Sisal, which, in each case, all hold concessions issued by the Italian Customs and Monopolies Agency.

Spain

The Spanish Gambling Act, which came into effect on May 29, 2011, regulates the Spanish online gambling market and requires that operators that provide gambling services (e.g., betting and iGaming) in Spain obtain an operating license from the Directorate General for the Regulation of Gambling (Dirección General de Ordenación del Juego) (“DGOJ”). In Spain, our PokerStars, Betfair, tombola and Sisal brands are licensed by the DGOJ, enabling us to offer a number of betting and iGaming products locally.

Germany

The German Interstate Treaty on Gambling permits operators to obtain licenses from the German gambling regulator, (Gemeinsame Glücksspielbehörde der Länder) (“GGL”). PokerStars is licensed by the GGL to operate online poker and slots products in Germany.

India

In early 2023, the Indian Ministry of Electronics and Information Technology (the “Ministry”) issued amendments to the IT (Intermediary Guidelines and Digital Media Ethics Code) Rules, 2021 (the “Rules”) to regulate iGaming. The Rules provide that an iGaming operator shall observe these Rules while discharging its duties. iGaming operators are required by the Rules to set up “self-regulatory bodies” that are to be approved by the Ministry. In India, our Junglee Games brand operates games such as Howzatt, Junglee Rummy and Junglee Poker, which come within the ambit of the Rules.

Georgia

The Law of Georgia “On Organizing Lotteries, Games of Chance and Prize Games,” which came into effect on April 19, 2005, regulates the Georgian gambling market and requires that operators organizing online gambling in Georgia obtain permits from the Revenue Service of Georgia (the “LEPL”). In Georgia, our Adjarabet brand is licensed by the LEPL, enabling us to offer betting and iGaming products in Georgia.

Armenia

The laws of the Republic of Armenia “On Gambling, Online Gambling and Casinos” and “On Lotteries,” which came into effect on January 24, 2004, regulate the Armenian gambling and betting market. These laws require that operators organizing online gambling in Armenia obtain operating licenses from the Ministry of Finance of Armenia (the “MoF”). In Armenia, our Adjarabet brand holds respective licenses issued by the MoF, enabling us to offer betting and iGaming products locally.

Multi-jurisdictional Licenses

Through certain of our subsidiaries, we hold gambling licenses in Malta and Alderney, which are often referred to as “multi-jurisdictional” or “point-of-supply” licenses (as opposed to the local, territory-specific or “point-of-consumption” licenses). These multi-jurisdictional licenses are used by our various subsidiaries to supply our online gambling products to persons located in jurisdictions where we do not possess a local, territory-specific or point-of-consumption gambling licenses.

Where online gambling products hosted on Maltese and/or Alderney servers are made available by us for online usage by our customers in other jurisdictions (pursuant to the relevant multi-jurisdictional licenses), it is done based on the principle of e-commerce and internet law that deems the provision of online products to take place where the operator’s server and/or the operator itself is established and located. This principle is widely relied upon by online gambling operators as well as by many other e-commerce businesses.

Accordingly, we rely on the fact that our supply of online gambling product offerings is lawfully licensed or approved within the jurisdiction of origin (i.e., Malta or Alderney in this case) as the rationale for our lawful offer of gambling product offerings to other jurisdictions where either: (i) such other jurisdictions have not established a regulatory and licensing framework for online gambling; (ii) the availability to citizens of online gambling hosted outside their jurisdictional boundaries is not clearly prohibited by the law of the jurisdiction; or (iii) the local laws of such other jurisdiction lack extra-territorial effect, including where local law is contrary to any supra-national law from which we benefit.

Where, however, any jurisdiction has enacted local domestic laws that clearly prohibit the availability to citizens of online betting and gambling products hosted abroad, and where it is clear that such local domestic law has extra-territorial application to us, to the extent that the principle of extra-territoriality described above is clearly overridden, we will take technical and administrative measures aimed at preventing persons from the relevant jurisdictions accessing our gambling product offerings.

Set forth below is an overview of certain (but not all) jurisdictions for which we rely on our multi-jurisdictional licenses.

Alderney

The Bailiwick of Guernsey includes Alderney, which has been recognized as a leading offshore licensing jurisdiction for remote gambling since 2000. Alderney has its own government and legislature, and online gambling in Alderney is regulated by the Alderney Gambling Control Commission (“AGCC”).

Under the Gambling (Alderney) Law 1999, all forms of gambling are unlawful unless conducted in accordance with the terms of an ordinance. Alderney issued an ordinance in 2001 providing that only online gambling (known as eGambling) conducted under a license is lawful.

The state has subsequently refined the regulation of eGambling by adopting various amendments to this ordinance and by issuing the Alderney eGambling Regulations, 2009. The current ordinance regulating online gambling in Alderney is the Alderney eGambling (Amendment) Ordinance, 2021. Various licenses are available in Alderney and are determined by the nature of the services being supplied and the location and set-up of the license-holders’ infrastructure. Remote operators, business-to-business core service providers and key individuals all require a license issued by the AGCC to offer their services from Alderney.

Sky Bet holds Category 1 and Category 2 eGambling licenses, which permit us to host remote gambling equipment in Guernsey and to offer sports betting, virtual sports, bingo, casino games and poker to our online customers based in Gibraltar, the Isle of Man and the Channel Islands, as well as the Republic of Ireland in respect of bingo, casino games and poker only.

Malta

Online betting and iGaming is regulated in Malta under the Maltese Gaming Act 2018. Malta does not permit a person to provide or carry out a betting and gaming service or provide a critical betting or gaming supply from Malta or to any person in Malta, or through a Maltese legal entity, except when in possession of a valid license by the Maltese Gambling Authority (“MGA”), which is the primary regulatory body responsible for the governance of all betting and gaming activities in Malta. The Maltese regulatory framework provides for two types of licensing, a business-to-business license and a business-to-consumer license. MGA approval is required for each game type to be offered under the license. The term of these licenses is ten years in each case.

In addition to a renewable business-to-business license, we also hold four renewable business-to-consumer licenses covering sports betting, peer to peer betting exchanges, games of skill (including poker), casino and games.

Under the Maltese Gaming Act, we are required to make monthly compliance contributions that are payable in Malta and are calculated based on our revenue from online betting and iGaming offered through our Maltese gaming licenses. With respect to online betting and iGaming offered under our Maltese gaming licenses to customers in certain other jurisdictions, we also pay applicable gaming duty or VAT in those jurisdictions on some or all of the online betting and iGaming offerings in those jurisdictions.

As Malta is part of the European Union, it is subject to EU law, including the EU principle on the free movement of services. Accordingly, Maltese gaming licenses entitle licensees to provide iGaming services from Malta or to any person in Malta, or through a Maltese legal entity in compliance with an EU member states’ local regulatory regime.

Other Licenses

PokerStars currently operates on a locally-regulated basis in each of Bulgaria, Belgium, the Czech Republic, Denmark, Estonia, France, Germany, Greece, Ireland, Italy, Malta, Michigan, New Jersey, Ontario, Pennsylvania, Portugal, Romania, Spain, Sweden, Switzerland and the United Kingdom. Betfair currently operates on a locally-regulated basis in each of Denmark, Italy, Malta, Romania, Spain, and Sweden. PokerStars and Betfair also hold technical licenses to supply services in relation to gaming services on a business-to-business basis in each of Romania, Malta and Sweden. Additionally, PokerStars holds technical licenses in Greece and the Isle of Man. Outside of Italy, Sisal also holds lottery concessions in Morocco, Turkey and Tunisia.

In every instance where we hold a local license, we utilize appropriate procedures and technology to maintain compliance with the territory’s requirements for offering our products. We also engage on an ongoing basis with local gaming regulators to provide standard regulatory reporting and to respond to ongoing ad hoc queries, as well as to complete prescribed regulatory audit or assurance reviews to evidence compliance.

Certain Other Regulatory Considerations

We are also subject to numerous other domestic and foreign laws and regulations. These can take the form of complex and evolving domestic and foreign laws and regulations regarding the internet, privacy, data protection, competition, consumer protection and other matters. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, monetary penalties, increased operating costs, or declines in customer growth or engagement, or otherwise harm its business.

Data Protection, Privacy and Digital Services

Because we handle, collect, store, receive, transmit and otherwise process certain personal information of our customers and employees, we are also subject to the laws related to the privacy, protection and hosting of such data that apply in various jurisdictions in which we operate and/or where our customers are located. Privacy and information protection laws require, among other things, that entities collecting and processing such personal information do so in accordance with applicable legal and regulatory conditions. For example, the General Data Protection Regulation (Regulation (EU) 2016/679) (the “GDPR”) cites as its core principles: (i) lawful, fair and transparent processing; (ii) processing for specific, explicit and legitimate purposes; (iii) that personal information be adequate, relevant and limited to what is necessary for the purposes in hand; (iv) that personal information be accurate and kept updated; (v) that personal data be retained for only as long as necessary; and (vi) appropriate security against loss, destruction, damage or theft is implemented. Failure to comply with applicable privacy and personal information laws can result in regulatory sanctions, fines and, in certain cases, criminal liability.

Regarding our operations in Europe, particularly where the personal information being processed relates to residents of EU member states, the European Union enacted the GDPR on May 25, 2018, to replace European Union Directive 95/46/EC as well as the national implementing legislation in each EU member state. For example, the United Kingdom has adopted the GDPR along with supplementary legislation in the form of the Data Protection Act 2018. The GDPR imposes more stringent operational requirements for entities processing personal information and significant penalties for non-compliance. For instance, the GDPR introduces two categories of administrative fines depending on the seriousness of the breach that will range from: (a) up to €20 million or 4% of worldwide revenues of the preceding year (whichever is higher) for serious infringements; or (b) up to €10 million or 2% of worldwide revenues of the preceding financial year for less serious infringements. With respect to the GDPR, we maintain records of our data processing activities and carry out our own risk-based due diligence on entities that act as data processors on our behalf, and we have introduced electronic systems and processes that facilitate the deletion of our customers’ personal information that is no longer in use. Additionally, to help ensure that personal information belonging to our customers and employees will be processed in accordance with the GDPR (as well as any other relevant privacy and data and information protection legislation), we have posted revised privacy statements together with updated terms and conditions for use of our product offerings on our websites.

Further, the UK GDPR came into effect on January 1, 2021, and, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law following Brexit. The UK GDPR mirrors the fines under the GDPR (up to £17.5 million or 4% of the annual global revenues, whichever is greater). The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium-to-longer term and how data transfers to and from the United Kingdom will be regulated in the long term. Compliance with the GDPR and the UK GDPR may require us to modify our data processing practices and policies and incur compliance-related costs and expenses and these changes may lead to other additional costs and increase our overall risk exposure.

Many jurisdictions outside of the European Union are enacting more robust data protection laws, in many cases following similar principles to those set out in the GDPR. For example, in the United States, our largest and fastest growing market, all 50 states, the District of Columbia, and several U.S. territories have some form of data breach notification laws while individual states have introduced broader consumer privacy legislation. For example, in California, the California Consumer Privacy Act, which was further expanded by the California Privacy Rights and Enforcement Act of 2020, or CPRA, which took effect in most material respects on January 1, 2023 (with application to data collected beginning on January 1, 2022) (the “CCPA”) established a new privacy framework for covered businesses such as ours. The CCPA also provides for regulatory penalties for violations, as well as a private cause of action for data breaches, and the CPRA imposed even stricter obligations on companies and established a state regulatory agency to enforce those requirements. It remains unclear how various provisions of the CCPA will be interpreted and enforced. As of February 2024, at least twelve additional U.S. states have enacted comprehensive privacy legislation. Most of these statutes impose less stringent obligations than the CCPA but generally align to the same principles. These laws may require substantial modifications to covered companies’ data processing practices and policies, impose compliance-related costs and expenses to provide updated notices to employees and customers, and we may be required to negotiate or renegotiate contractual obligations with third-party service providers. Such laws will restrict processing activities, likely limiting our ability to market to customers and/or increasing operational and compliance costs. The introduction of new or further data protection laws or regulations in jurisdictions in which we currently operate, including in Canada, modifies our data processing activities and/or increases our operational and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the U.S. Federal Trade Commission (the “FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data.

In addition to the variety of existing laws and regulations governing our use of personal data, there are a wide variety of other laws that are currently being enacted or under development and which may have a material impact on whether, and how, we can operate our online services in certain jurisdictions. For example, EU Regulation 2022/2065 of the European Parliament and of the Council of 19 October 2022 on a Single Market For Digital Services and amending Directive 2000/31/EC (the “Digital Services Act”) came into full effect in the European Union on February 17, 2024, resulting in changes to the regulation of online content that is deemed to be illegal or harmful. Fines under the Digital Services Act can amount to up to 6% of an organization’s global annual turnover. Similarly, the EU’s Artificial Intelligence Act (the “AI Act”) will likely have implications for how AI technology is used in our business and across the industry generally. Similar to the Digital Services Act, the top tier of fines that may be imposed under the AI Act can be up to 30 million euro or 6% of global annual turnover.

Any significant changes to applicable laws, regulations, interpretations of laws or regulations, or market practices, regarding privacy, digital services and data protection, or regarding the manner in which we seek to comply with applicable laws and regulations, could require us to make modifications to our products, services, policies, procedures, notices, and business practices, including potentially material changes. Such changes could potentially have an adverse impact on our business. See “Item 1A. Risk Factors—Risks Relating to Information Technology Systems and Intellectual Property—The increasing application of and any significant failure to comply with applicable data protection, privacy and digital services laws may have a material adverse effect on us.”

Compliance

We have developed and implemented a rigorous internal compliance program to help ensure that we comply with legal and regulatory requirements imposed on us in connection with our sports betting and iGaming activities. Our compliance and risk program focuses on, among other things, meeting regulatory requirements, reducing and managing problematic gaming activities and providing tools to assist customers in making educated choices related to gaming activities.

We have a zero-tolerance approach to money laundering, terrorist financing, fraud, collusion and other forms of cheating and we work with regulators and law enforcement globally on such matters. We believe that we have a robust and extensive set of policies and procedures designed to identify and/or prevent such issues, including, without limitation our (i) anti-money laundering & countering the financing of terrorism policy;

(ii) gifts and hospitality policy; (iii) cyber security policy; (iv) third party financial crime policy standard; (v) sanctions policy; (vi) anti-bribery and corruption policy; (vii) code of ethics; (viii) whistle-blower policy; and (ix) procurement & supplier risk & performance management policy. Among other measures, we conduct risk-based customer due diligence, escalate certain matters for further investigation, and routinely monitor customer activity, including identifying the use of potential “proceeds of crime” in gaming. Customer activities that can trigger customer interactions initiated by us include abnormal deposit and cash out patterns, customer-to-customer transfers and game play and prolonged, repetitive and unprofitable gaming. These are all monitored in accordance with local regulations and the guidelines of relevant gaming authorities. We also have a dedicated compliance team that works with our employees and various departments to implement routine business activity monitoring and seeks to ensure that we comply with our regulatory obligations under our betting and gaming licenses, as well as with all other laws and regulations applicable to our business in each jurisdiction where we operate. Additionally, we employ various methods and tools across our operations such as: (i) geolocation blocking, which restricts access based upon the customer’s geographical location determined through a series of data points such as mobile devices and Wi-Fi networks; (ii) age verification to ensure our customers are old enough to participate; (iii) routine monitoring of customer activity; and (iv) risk-based customer due diligence to ensure the funds used by our customers are legitimately derived.

While we are firmly committed to full compliance with all applicable laws and have developed appropriate policies and procedures in order to comply with the requirements of the evolving regulatory regimes, we cannot assure that our compliance program will prevent or detect the violation of one or more laws or regulations, or that a violation by us, a customer or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.

Human Capital Management

As of December 31, 2023, we have 23,053 employees across 23 countries. Our headcount includes both our head office and retail colleagues. The United States comprises 13.1% of our total headcount, UKI comprises 36.7% of our total headcount, Australia comprises 5.4% of our total headcount, and International comprises 44.8% of our total headcount. Approximately 7,000 of our employees are part of our technology function, of which approximately 3,200 are focused on software engineering. Employee turnover sits at 21% globally, 14% of which is voluntary. Our relationship with the majority of our employees located in Australia, Italy and Romania is subject to collective bargaining agreements. As of fiscal 2023, 4,970 of our employees are subject to collective bargaining agreements. In general, the collective bargaining agreements include terms that regulate remuneration, minimum salary, salary complements, extra time, benefits, bonuses and partial disability.

Our investment in people is principally in support of two Group strategic aims: leveraging the Flutter Edge through talent and sustainability through our Positive Impact Plan. We aim to create a culture that supports diversity, equity, and inclusion, where people can be their authentic selves and feel like they belong. We are focused on building a home for the world’s best talent that represent and reflect the communities where we live and work.

Talent

We aim to create an environment where talented colleagues have the opportunity to learn, develop, grow and progress within our business. Our Group focus is to provide visibility of our key talented colleagues, succession planning and ongoing development. We do this through divisional talent reviews, succession planning focusing on our strategically most important roles and development in support of the skills needed for the future.

Positive Impact Plan

As a global leader in sports betting and gaming, we are committed to making a long-lasting positive impact and doing the right thing for our players, our colleagues, our communities and our planet. In 2022, we launched our Positive Impact Plan, which lays the foundations for us to guide our business and the sector into the future.

One of the four key areas of the Positive Impact Plan is to “Work Better,” which essentially means the intention to create and build teams that are representative of the locations in which we live and work, through our diversity, equity and inclusion strategy, by the end of 2030.

Our Global Advocacy Programme is fundamental in helping us to achieve our diversity, equity and inclusion strategic aims. Our Global Advocacy Programme has four areas of focus (gender, multicultural, LGBTQIA+ and accessibility) and has been running across the business for a year, with continued top-level support from our executive committee.

Our first area of focus is representation of women in senior leader roles. We have set a Global Flutter target of 40% of top leadership roles to be held by women by the end of 2026. As of December 31, 2023, 35.7% of top leadership roles below the Board level were held by women.

Item 1A.	Risk Factors

You should carefully consider the following risks and all of the other information set forth in this Annual Report, including without limitation “Cautionary Statement Regarding Forward-looking Statements,” Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes in Part II, “Item 8. Financial Statements and Supplementary Data.” The following risk factors have been organized by category for ease of use; however, many of the risks may have impacts in more than one category.

Risks Relating to Our Business and Industry

Economic downturns and political and market conditions beyond our control, including inflation and a reduction in consumer discretionary spending, could adversely affect our business, financial condition and results of operations.

Our financial performance is subject to political and economic conditions in the global economy and the jurisdictions in which we operate and their impact on levels of spending by customers, advertisers and business partners. Economic recessions have had, and may continue to have, far reaching adverse consequences across many industries, including the global entertainment, betting and gaming industries, which may adversely affect our business, financial condition and results of operations.

Additionally, inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure. The recent significant inflationary trends have had an adverse effect on our cost of labor expenditure, as well as other operating expenses. Moreover, our business is particularly sensitive to reductions from time to time in discretionary consumer spending, which is driven by socioeconomic factors beyond our control. Demand for entertainment and leisure activities, including betting and iGaming, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our customers’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as betting, iGaming or daily fantasy sports. As a result, we cannot ensure that the demand for our product offerings will remain consistent. Adverse developments affecting economies throughout the world, including a general tightening of credit availability, decreased liquidity in certain financial markets, inflation, increased interest rates, foreign exchange fluctuations, increased energy costs, acts of war or terrorism, cyber-attacks, transportation disruptions, natural disasters, adverse weather conditions, power loss, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as pandemics, epidemics, public health emergencies and the spread of contagious diseases, including the ongoing impact of COVID-19, could lead to a further reduction in discretionary spending on entertainment and leisure activities, such as betting and iGaming, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our business is exposed to competitive pressures given the international nature of competition in online betting and iGaming.

If we are unable to compete effectively, we may lose existing customers and we may not be able to attract new customers. The online betting and iGaming market is increasingly competitive. This competition takes place on an international level and operators around the world leverage that scale to attract customers to their websites, with the implication that the barriers to a customer switching between competing operators are low. We may be unable to respond quickly or adequately to changes in the industry brought on by new products and technologies, the availability of products on other technology platforms and marketing channels, and the introduction of new features and functionality or new marketing and promotional efforts by our existing competitors or new competitors and new technology. Such competitors may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies or otherwise develop more commercially successful products or services than ours, any of which could negatively impact our business, financial condition and results of operations. Our competitors may also develop products, features or services that are similar to ours or that achieve greater market acceptance.

In addition, we are also subject to the risk of further consolidation in the betting and gaming industry, which might result in the formation of a very large or successful competitor to whom we might lose market share. Other competitors may have significantly greater financial, technical and other resources than us in certain jurisdictions or markets in which we operate and they may be able to secure greater liquidity than us. A loss of market share could have a material adverse effect on our business, financial condition and results of operations. Furthermore, betting and gaming faces competition from other entertainment and leisure activities and there can be no assurance that we will be able to increase or maintain our share of customers’ discretionary spending against such other entertainment and leisure activities.

We may fail to retain existing customers for our betting and iGaming offerings or add new customers or customers could decrease their level of engagement with our betting and iGaming offerings in general.

If people do not perceive our betting and iGaming offerings to be enjoyable, reliable, relevant and trustworthy, we may be unable to attract or retain customers or maintain or increase the frequency and duration of their engagement. A number of other online betting and iGaming companies that achieved early popularity have since seen their active customer bases or levels of engagement decline.

Our strategy is to increase customer engagement and retention, but there is no guarantee that we will not experience an erosion of our AMP base or engagement levels among customers in the future. Our customer engagement patterns have changed over time, and customer engagement can be difficult to measure, particularly as customers continue to engage increasingly via mobile devices and as we introduce new and different product offerings. Any number of factors could negatively affect customer retention, growth and engagement, including if:

•	customers increasingly engage with our competitors’ products or services;

•

we fail to introduce, or delay the introduction of, new products or services (whether developed internally, licensed or otherwise obtained or developed in conjunction with third parties) that users find engaging or that work with a variety of operating systems or networks, or if we introduce new products or services, including using technologies with which we have little or no prior development or operating experience, or changes to our existing products or services, that are not favorably received by customers;

•

customers have difficulty installing, updating or otherwise accessing our products on desktops or mobile devices as a result of our actions or the actions of the third parties we rely on to distribute our products and deliver our services;

•	there are decreases in customer sentiment about the quality of our products or concerns related to privacy, safety, security or other factors;

•

new industry standards are adopted or customers adopt new technologies where our products may be displaced in favor of other products or services, may not be featured or otherwise available, or may otherwise be rendered obsolete and unmarketable;

•	there are adverse changes in our products that are mandated by legislation, regulatory authorities or litigation, including settlements;

•	we do not obtain applicable regulatory or other approvals or renewals of such approvals to offer, directly or indirectly, our products in new or existing jurisdictions;

•

technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the customer experience, such as security breaches or failure to prevent or limit spam or similar content;

•	we adopt policies or procedures related to areas such as customer data and information that are perceived negatively by our customers or the general public;

•

we elect to focus our customer growth and engagement efforts more on longer-term initiatives, or if initiatives designed to attract and retain customers and engagement are unsuccessful or discontinued, whether as a result of our actions or the actions of third parties or otherwise;

•	we fail to price our product offerings competitively or provide adequate customer service;

•	we or other companies in the online betting and iGaming industry are the subject of adverse media reports or other negative publicity; or

•

we fail to effectively anticipate or respond to customers’ continuously changing and dynamic needs, demands and preferences, such as new casino games or poker variants, or innovative types of sports betting or betting related to new or popular sporting events, as well as emerging technological trends, or where our competitors more effectively anticipate or respond to the same.

If we are unable to maintain or increase our customer base or engagement, or effectively monetize our customer base’s use of our products and product offerings, our revenue may be adversely affected. Any decrease in customer retention, growth or engagement, including player liquidity, could render our products less attractive to customers, which is likely to have a material adverse effect on our business, financial condition and results of operations. If our AMP growth rate slows, we become increasingly dependent on our ability to maintain or increase levels of customer engagement and monetization in order to drive revenue growth.

Our growth prospects may suffer if we are unable to develop successful product offerings or if we fail to pursue additional product offerings. In addition, if we fail to make the right investment decisions in our product offerings and technology, we may not attract and retain customers and our revenue and results of operations may decline.

The industries in which we operate are subject to rapid and frequent changes in standards, technologies, products and services, as well as in customer demands, expectations and regulations. We must continuously make decisions regarding which product offerings and technology we should invest in to meet customer demand in compliance with evolving industry standards and regulatory requirements, and must continually introduce and successfully market new and innovative technologies, product offerings and enhancements to remain competitive and effectively stimulate customer demand, acceptance and engagement. Our ability to engage, retain and increase our customer base and to increase our revenue will depend heavily on our ability to successfully create new product offerings, both independently and together with third parties. We may introduce significant changes to our existing technology and product offerings or develop and introduce new and unproven products and services, with which we have little or no prior development or operating experience. The process of developing new product offerings and systems is inherently complex and uncertain, and new product offerings may not be well received by customers, even if well-reviewed and of high quality. If we are unable to develop technology and product offerings that address customers’ needs or enhance and improve our existing technology and product offerings in a timely manner, it could have a material adverse effect on our business, financial condition and results of operations.

Although we intend to continue investing in our research and development efforts, if new or enhanced product offerings fail to engage our customers or partners, we may fail to attract or retain customers or generate sufficient revenue, operating margin or other value to justify our investments, any of which may seriously harm our business. In addition, management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. Developing and creating additional product offerings can also divert management’s attention from other business issues and opportunities. Even if our new product offerings attain market acceptance, those new product offerings have in certain cases cannibalized, and in the future, could continue to cannibalize, the market share of our existing product offerings or share of our customers’ discretionary spending in a manner that could negatively impact our results of operations. Furthermore, such expansion of our business increases the complexity of our business and places an additional burden on our management, operations, technical systems and financial resources, and we may not recover the often-substantial up-front costs of developing and marketing new product offerings, or recover the opportunity cost of diverting management and financial resources away from other potential new product offerings. In the event of continued growth of our operations, product offerings or in the number of third-party relationships, we may not have adequate resources, operationally, technologically or otherwise, to support such growth, and the quality of our technology, product offerings or our relationships with third parties could suffer. In addition, failure to effectively identify, pursue and execute new business initiatives, or to efficiently adapt our processes and infrastructure to meet the needs of our innovations, may adversely affect our business, financial condition and results of operations.

Any new product offerings may also require our customers to utilize new skills to use our product offerings. This could create a lag in adoption of new product offerings and new customer additions related to any new product offerings. Further, we may develop new product offerings that increase customer engagement and costs without increasing revenue. Additionally, we may make bad or unprofitable decisions regarding these investments. If new or existing competitors offer more attractive product offerings, we may lose customers or customers may decrease their spending on our products. New customer demands, superior product offerings by competitors, new industry standards or changes in the regulatory environment could render our existing product offerings unattractive, unmarketable or obsolete, and require us to make substantial unanticipated changes to our technology or business model. Our failure to adapt to a rapidly changing market, new or changing regulations or evolving customer demands could harm our business, financial condition and results of operations.

The success of certain of our products, including poker, exchange and daily fantasy sports (“DFS”), depends upon maintaining liquidity.

Betfair Exchange, FanDuel’s DFS business, PokerStars’ poker businesses and Junglee Games’ rummy business operate with, and their success is dependent on, high levels of liquidity. A significant reduction of this liquidity, or any legislative or regulatory measures taken to ring-fence that liquidity, could have a material adverse impact on the attractiveness of those products as well as eroding their key competitive strengths. The occurrence of any event causing an adverse impact on the liquidity available to Betfair Exchange, FanDuel’s DFS or PokerStars’ poker businesses could result in a reduction in the number of customers who are willing to use these products and services, which, if it were to arise to a material degree, could have a material adverse effect on our ability to generate revenue from those businesses. While we have taken measures to ensure our liquidity position from time to time, we cannot assure you that similar measures will provide the required results in the future or effectively mitigate the disruption and cost to our business, and that no further liquidity solutions will be necessary.

Uncertainty as to the legality of online betting and iGaming or adverse public sentiment towards online betting and iGaming may deter third-party suppliers from dealing with us.

The willingness of third-party service providers to provide their services to us may be affected by their own assessment of the legality of their provision of services to us, our business or the broader online betting and

iGaming sector and by political or other pressure brought to bear on them. Adverse changes in laws, regulations or enforcement policies in any jurisdiction may make the provision of key services to us unlawful or otherwise problematic in such jurisdictions. To the extent that third-party suppliers are unwilling or unable to provide us with services, this may have a material adverse effect on our licenses and impact our ability to generate revenue from offering our products and services to customers. See “—Risks Relating to Information Technology Systems and Intellectual Property—We depend on third-party providers and other suppliers for a number of products (including data and content) and services that are important to our business. An interruption, cessation or material change of the terms for the provision of an important product or service supplied by any third party could have a material adverse effect on our business, financial condition and results of operations.”

In addition to any legal or regulatory reasons why a third-party service provider may not be willing to provide us with services, certain third-party service providers may be reluctant to provide us with services due to concerns regarding public, political, regulatory or market sentiment toward the betting and gaming industry. Certain third-party service providers may determine that an association with us could result, directly or indirectly, in adverse consequences for their business and so they may be unwilling to provide their services to us and/or prohibit or restrict our customers from using such third-party service provider’s technology, business or services for the purposes of interacting with and/or doing business with us. For example, certain software and/or hardware companies may refuse to make their devices or software compatible with our betting and iGaming applications or other online product offerings to customers and/or they may restrict access to our betting and iGaming applications through such third party’s platforms. There have been cases of internet service providers blocking iGaming websites in certain of the European jurisdictions in which we operate without a local, territory or point of consumption license because those jurisdictions do not have such a licensing framework in place, and further instances could potentially reduce our market share of iGaming in such countries. In addition, banks and/or other payment processors may prohibit or restrict customers’ ability to process payments relating to online betting and iGaming websites or applications on a mandatory basis or at the request of a customer. Should such restrictions and rejections become more prevalent, betting and iGaming activity by our customers or the conversion of registered customers into AMPs could be adversely affected, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Failure to attract, retain and motivate key employees may adversely affect our ability to compete, and the loss of key personnel could have a material adverse effect on our business, financial condition and results of operations.

We depend on the services of our senior management as well as our key technical, operational, marketing and management personnel. The acquisition and successful retention of senior management and key talent across the Group is critical to our achieving our strategic objectives and to satisfying the needs of our growing organization. The loss of any key persons could have a material adverse effect on our business, financial condition and results of operations. Our success is also highly dependent on our continuing ability to identify, hire, train, motivate and retain highly qualified technical, operational, marketing and management personnel. Competition for such personnel can be intense, and we cannot assure you that we will be able to attract or retain such highly qualified personnel in the future. Equity-based awards comprise a key component of management compensation, and if our ordinary share price declines or becomes volatile, it may be difficult to retain or motivate such individuals. Our potential inability to attract and retain necessary personnel may have a material adverse effect on our business, financial condition and results of operations.

The leadership of our current senior management has been a critical element of our success. The departure, death or disability of any such members of senior management or other extended or permanent loss of any of their services, or any negative market or industry perception with respect to any of them or their loss, could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to build, maintain and enhance our brands, or if events occur that damage our reputation and brands, our ability to expand our customer base may be impaired and our business and financial results may be harmed.

We believe that our brands have significant value and contribute to the success of our business. We also believe that building, maintaining and enhancing our brands is critical to expanding our customer base and generating revenue. Our ability to build, maintain and enhance our brands depends largely on our ability to continue to successfully provide enjoyable, reliable, trustworthy and innovative products with helpful customer service, as well as our ability to successfully maintain or advance our internal marketing and branding functions and to establish and develop new relationships and build on existing relationships with ambassadors and service providers on which we rely to promote our product offerings. We may introduce new product offerings, programs, terms of service or policies, including those related to loyalty programs, pricing and security, any of which could have an impact on our brands. Similarly, any decisions we make regarding regulatory compliance, intellectual property portfolio management, player privacy, payments and other issues, and any media, legislative or regulatory scrutiny of Flutter, our current or former directors, employees, contractors or vendors, or the online betting and iGaming industry in general, could negatively affect our brands. We operate a multiple-brand strategy in a number of markets and jurisdictions. As a result, certain of our brands will compete with one another and the performance of one brand may impact another in certain markets.

Our brands may also be negatively affected by the actions of customers, employees, contractors or vendors that are deemed to be hostile or inappropriate to other customers, including through the use of certain software to gain an advantage over other customers, or by the use of our product offerings or of companies that provide similar products and services, for illicit, objectionable or illegal ends. In addition, we cannot provide assurance that our current or former directors, officers, employees, ambassadors or service providers will act in a manner that will promote the success of Flutter or its product offerings. Maintaining and enhancing our brands may require us to make or incur substantial investments, costs or fees. If we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, it could adversely affect the size, engagement and loyalty of our customer base and result in decreased revenue, which could adversely affect our business, financial condition and results of operations.

Our success may be impacted by our ongoing ability to market to our customers in certain jurisdictions.

Our acquisition and retention of AMPs depends in certain jurisdictions upon our ability to effectively market to our existing and potential customers, including through affiliate marketing. There are limitations to and, in some cases, prohibitions on the online and offline marketing channels that are available to us as a result of applicable laws and regulations. For example, in Australia, since March 2018, the commonwealth government has upheld bans on gambling advertising during live sports broadcasts between 5:00 am and 8:30 pm (including online streaming of sporting events). Further restrictions on advertising may come into place following a parliamentary inquiry into online gambling and its impacts on those experiencing gambling harm. In Italy, an “advertising ban” entered into force at the beginning of 2019. This included a complete ban on direct and indirect advertising, sponsorship, the use of influencers and all other forms of communications with promotional content relating to games or betting with cash winnings. Other jurisdictions, including, for example, Spain, the Netherlands and Belgium, are also further restricting advertising in their markets.

Additional restrictions or the loss of marketing channels that are currently available to us may further restrict our ability to attract and maintain AMPs and may have a material adverse effect on our ability to generate revenue in any jurisdiction implementing such restrictions. See “—Our operational efforts to expand our customer base in existing and new geographic markets, particularly with respect to our U.S. business, which is critical to our long-term ambitions, including our efforts to cross-sell to existing customers, may not be successful.”

We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all. This could hamper our growth and materially and adversely affect our business.

We intend to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new product offerings and features or enhance our existing platform, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds, which may involve increased funding costs due to rising interest rates. See “—Financial and Banking Risks Relating to Our Operations—Our strategy could be materially adversely affected by our indebtedness.”

Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, capital markets conditions and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing shareholders may experience dilution. If we are unable to obtain additional capital when required or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be materially and adversely affected, and our business may be harmed.

We may engage in acquisitions, divestitures or other strategic transactions or alliances, which are subject to domestic and foreign regulatory requirements, and may encounter difficulties in integrating, separating and managing these businesses and therefore we may not realize the anticipated benefits.

We may enter into acquisitions or other strategic transactions, including partnerships, joint ventures, mergers, investments or strategic alliances, as well as evaluate our portfolio for potential divestitures, if appropriate opportunities become available. Any future transactions may pose regulatory, antitrust, integration, tax and other risks. Any of these factors may significantly affect the benefits or anticipated benefits of such transactions and consequently our results of operations. Competition for strategic transactions in our industry has escalated during recent years, and such competition may increase costs of such transactions or cause us to refrain from entering into certain such transactions. Furthermore, any such transactions will require significant management time and resources and may require the diversion of resources from other activities. There can be no assurance that we will identify or successfully complete transactions with suitable candidates in the future, that we will consummate these transactions at rates similar to the past or that completed transactions will be successful. Strategic transactions may involve operational or other changes, significant cash expenditures, debt incurrence, assumed or retained liabilities, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction.

We have entered into a number of business combinations in recent years, including the combination with TSG in May 2020, the acquisition of Adjarabet in February 2019, the acquisition of Junglee Games in January 2021, the acquisition of tombola in January 2022, the acquisition of Sisal in August 2022 and the acquisition of MaxBet in January 2024. We regularly evaluate acquisition and other strategic transaction opportunities, which opportunities may be material to our business.

We may be unable to manage recent or future acquisitions profitably or to integrate such acquisitions successfully without incurring substantial costs, delays or other problems. The difficulties of combining the operations of acquired businesses and other risks related to strategic transactions include, among others:

•	difficulties in the integration of operations and systems;

•	conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;

•	inheriting internal control deficiencies;

•	difficulties in the assimilation of employees, including possible culture conflicts and different opinions on technical decisions and product roadmaps;

•	difficulties in managing the expanded operations of a larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•

assumption of the liabilities and exposure to unforeseen or undisclosed liabilities of acquired businesses and exposure to litigation or regulatory, tax or other sanctions, civil or criminal penalties or negative consequences such as license revocation or reputational damage;

•	the insufficiency or unavailability of indemnifications received from sellers;

•	exposure to new or unfamiliar geographies and/or regulatory regimes;

•	challenges in managing the increased scope, geographic diversity and complexity of our operations; and

•

in the case of joint ventures and other investments, partnerships or alliances, interests that diverge from those of our partners without the ability to direct the management and operations of the joint venture or investment in the manner we believe most appropriate to achieve the expected value.

Many of these factors will be outside our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, any companies or businesses we acquire or invest in may not achieve levels of profitability or revenue that justify the original investment made by us. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

We may prioritize customer growth and engagement and the customer experience over short-term financial results.

We may in the future make product and investment decisions that may not prioritize our short-term financial results if we believe that such decisions are consistent with our strategy and long-term goals to benefit the aggregate customer experience, improve our financial performance and maximize shareholder value. For example, we have implemented changes to, including certain reductions in, our loyalty programs to ensure that the distribution of rebates, rewards and incentives is aligned with our goal of incentivizing customers for loyalty and behavior that is positive to the overall customer experience and the particular product offering’s ecosystem (such as the introduction of the PokerStars reward scheme), and we have introduced, and may in the future introduce, other changes, such as adjustments to product pricing. We may also introduce changes to existing product offerings, or introduce new product offerings, that direct customers away from existing product offerings where it has a proven means of monetization, which may reduce engagement with our core product offerings. We also may take steps that limit distribution of certain product offerings, such as on mobile devices, in the short term to attempt to ensure the availability of such product offerings to our customers over the long term. These decisions may not produce the benefits that we expect, in which case our customer growth and engagement, our relationships with third parties, and our business, financial condition and results of operations could be materially adversely affected.

Participation in the sports betting industry exposes us to trading, liability management and pricing risk. We may experience lower-than-expected profitability and potentially significant losses as a result of a failure to determine accurately the odds in relation to any particular event and/or any failure of our sports risk management processes.

A significant proportion of our revenue is derived from fixed-odds betting products where winnings are paid on the basis of the stake placed and the odds quoted. Odds are determined with the objective of providing an average return to the bookmaker over a large number of events. However, there can be significant variation in our results event-by-event and day-by-day. We have systems and controls that seek to reduce the risk of daily losses but there can be no assurance that these will be effective in reducing our exposure, and, consequently, our exposure to this risk in the future. As a result, in the short term, there is less certainty of generating positive results, and we may experience (and we have from time to time experienced) significant losses with respect to individual events or betting outcomes, in particular if large individual bets are placed on an event or betting outcome or series of events or betting outcomes. Odds compilers and risk managers are also capable of human error; thus, even allowing for the fact that a number of betting products are subject to capped pay-outs, significant volatility can occur. In addition, it is possible that there may be such a high volume of trading during any particular period that even automated systems would be unable to address and eradicate all risks. Any significant losses could have a material adverse effect on our business, financial condition and results of operations.

The success of existing or future sports betting and iGaming product offerings depends on a variety of factors and is not completely controlled by us.

The sports betting and iGaming industries are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of sports bet or game, on average, will win or lose in the long run. Although each game or sports bet generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. In addition to the element of chance, win rates may also be affected by factors that are beyond our control, such as a customer’s experience and behavior, the mix of games played, the financial resources of customers, the volume of bets placed and the amount of time spent engaging with our product offerings. As a result of the variability in these factors, the actual win rates on our games and sports bets may differ from the theoretical win rates we have estimated and could result in the winnings of our iGaming or sportsbook customers exceeding those anticipated. This variability has the potential to adversely affect our business, financial condition and results of operations.

In our iGaming product offerings, operator losses are limited per stake to a maximum payout. When looking at bets across a period of time, however, these losses can potentially be significant. Our quarterly financial results may also fluctuate based on whether we pay out any jackpots to our iGaming customers during the relevant fiscal quarter. As part of our iGaming product offerings, we may offer progressive jackpot games. Each time a progressive jackpot game is played, a portion of the amount wagered by the customer is contributed to the jackpot for that specific game or group of games. Once a jackpot is won, the progressive jackpot is reset with a predetermined base amount. While we maintain a provision for these progressive jackpots in the event we choose to offer them, the cost of the progressive jackpot payout would be a cash outflow for our business in the period in which it is won with a potentially significant adverse effect on our business, financial condition and results of operations. Winning is underpinned by a random mechanism, thus we cannot predict with absolute certainty when a jackpot will be won. Our success also depends in part on our ability to anticipate and satisfy customer preferences in a timely manner. As we will operate in a dynamic environment characterized by rapidly changing industry and legal standards, our products will be subject to changing consumer preferences that cannot be predicted with certainty. We will need to continually introduce new product offerings and identify future product offerings that complement our existing platforms, respond to our customers’ needs and improve and enhance our existing platforms to maintain or increase our customer engagement and growth of our business. We may not be able to compete effectively unless our product selection keeps up with trends in the digital sports entertainment, betting and iGaming industries in which we compete.

Our operational efforts to expand our customer base in existing and new geographic markets, particularly with respect to our U.S. business, which is critical to our long-term ambitions, including our efforts to cross-sell to existing customers, may not be successful.

As a result of social, political and legal differences between jurisdictions, successful marketing in a new jurisdiction, particularly in new U.S. states we hope to further expand into, will often involve local adaptations to our overall marketing strategy. While we have been successful in entering new geographic markets to date, future entry into new geographic markets may not be successful. In particular, our marketing strategy in new geographic markets may not be well received by target customers or may not otherwise be socially acceptable in that jurisdiction. We may be unable to deal successfully with a new and different local operating environment. We may also be unable, for technological or other reasons, to design and deliver the correct marketing strategy in our key markets to enable us to cross-sell within and across our brands.

In addition, as discussed in more detail in the risk factor entitled “—Risks Relating to Regulation, Licensing, Litigation and Taxation—The successful execution of our growth strategy, particularly with respect to our U.S. business, which is critical to our long-term ambitions, will depend on successfully expanding our provision of online betting and iGaming services into certain new and existing jurisdictions and markets where the regulatory status of the provision of such services has been clarified or liberalized” below, our ability to expand our customer base in new geographic markets may also be impacted by adverse regulatory developments in those markets.

We are subject to risks related to our contractual and strategic relationships with third parties. Events impacting those relationships or agreements could materially and adversely affect our business, financial condition and results of operations.

We rely on relationships with sports leagues and teams, media partners, casinos, affiliates, high-profile talent, horse racing tracks and other third parties in order to obtain certain licenses, to access certain markets, to promote our brands and our product offerings and to attract customers to our product offerings. These strategic relationships, along with our relationships with providers of online services, search engines, social media, directories and other websites and e-commerce businesses, help drive consumers to our technology and products. For example, we have an ongoing commercial relationship with Sky, which allows us to use the Sky brand (e.g., Sky Betting and Gaming) and to integrate with Sky’s commercial and advertising platforms pursuant to contractual agreements. Certain of the rights granted under these agreements allow us to use Sky Betting and Gaming brands on websites, applications, marketing and promotional materials which also feature our other brands. If customer perception of the Sky brand were to deteriorate (as a result of acts or omissions by Sky, or us, including any acts or omissions which result in a material deterioration in Sky’s reputation), or if Sky was to lose some or all of its material licensing arrangements with respect to sports broadcasting, our ability to attract or retain customers through our Sky Betting and Gaming brand could be negatively impacted, resulting in a consequent loss of revenue and diminishing the value of our arrangements with Sky. Additionally, Sky may terminate the license if we do not comply with the license terms or our contractual arrangements may terminate under certain conditions. Any expiration or termination of our Sky brand license could have a material adverse effect on our ability to generate revenue from the businesses of Sky Betting and Gaming, as well as harm or cause loss of our reputation, brand and associated rights.

FanDuel has a strategic partnership with Boyd Gaming (“Boyd”), one of the largest and most experienced gaming companies in the United States. This partnership provides FanDuel with first skin access (i.e., access to the online sports betting and iGaming market of a given state or province through the use of the first skin granted by a state to a land-based gaming entity with an existing license) for online sports betting in all jurisdictions where Boyd holds gaming licenses currently, with the exception of Nevada and California. A “skin” permits a license holder to partner with an online operator to offer online sports betting or iGaming services under that entity’s license. Any failure to maintain and manage this relationship could negatively impact our results of operations. See “—Risks Relating to Regulation, Licensing, Litigation and Taxation—The successful execution of our growth strategy, particularly with respect to our U.S. business, which is critical to our long-term ambitions, will depend on successfully expanding our provision of online betting and iGaming services into certain new and existing jurisdictions and markets where the regulatory status of the provision of such services has been clarified or liberalized.”

Furthermore, many of the parties with whom we have advertising arrangements provide advertising services to other companies, including other betting, fantasy sports and iGaming product offerings with whom we compete. While we believe there are other third parties that could drive customers to our product offerings, adding or transitioning to them may disrupt our business and increase our costs. In the event that any of our existing relationships or our future relationships fails to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could impact our ability to attract and consumers in a cost-effective manner and adversely affect our business, financial condition and results of operations.

In the event that Fox exercises the Fox Option, we would be required to sell to Fox a significant minority stake in our FanDuel business. If at that point Fox’s consent is required for actions we wish to take and we are unable to obtain it, we may not be able to pursue elements of our business strategy.

In connection with our acquisition of TSG, we and Fox entered into the Fox Option Term Sheet that, among other things, granted Fox the Fox Option to acquire from us the Fastball Units in FanDuel Parent that were the subject of a put and call option between us and Fastball. In the event that Fox exercises the Fox Option, we could be required to sell a significant minority stake in our FanDuel operations.

Fastball had certain rights under the FanDuel LLC Agreement and the Investor Members Agreement, which provided certain terms for the governance and operations of FanDuel Parent and rights, obligations and duties of FanDuel Parent’s members including the rights to require FanDuel to obtain Fastball’s written consent prior to taking certain actions, such as amending FanDuel Parent’s organizational documents or the Investor Members Agreement, issuing or incurring debt in excess of $75 million, acquiring, disposing or exclusively licensing businesses or assets to the extent that such assets have a value (in the aggregate) of more than $75 million and declaring dividends or making distributions (subject to certain exceptions), among others. Although it has not been determined what specific rights Fox may receive should Fox exercise (and pay for) the Fox Option and acquire the Fastball Units, in the event that Fox exercises its option and becomes a minority unitholder, if Fox’s consent is required for actions we wish to take and we are unable to obtain it, we may not be able to pursue elements of our business strategy.

Fox may also assert that it has additional rights under the Fox Option Term Sheet, although we may dispute such assertions. For example, Fox has initiated arbitration proceedings in the past relating to the Fox Option Term Sheet objecting to proposed actions by Flutter with respect to the FanDuel business and could do so again in the future. Any assertion by Fox of additional rights under the Fox Option Term Sheet may result in additional disputes and interfere with our pursuit of elements of our business strategy, which could have a material adverse effect on our business, financial condition and results of operations.

See “Item 1. Business—Fox Option on Interest in FanDuel Group Parent LLC” for more information on the Fox Option. See also “—Risks Relating to Regulation, Licensing Litigation and Taxation—We are subject to litigation, and adverse outcomes in such litigation could have a material adverse effect on our business, financial condition and results of operations.”

Aspects of our business will depend on the live broadcasting and scheduling of major sporting events.

The entrance of alternative media licensing and broadcasting organizations into the sport broadcasting industry (e.g., Amazon, DAZN Group and YouTube), which may not attract the volume of viewers traditionally attracted by television companies for major sporting events (in particular free-to-air broadcasters such as the BBC, NBC, ABC, CBS and FOX), has the potential to negatively impact the number of customers who have access to live sporting events. A material reduction in the number of our customers who have access to live sporting events could have an impact on the number of customers accessing our sports betting services and products which could in turn materially adversely affect our ability to generate revenue.

In addition, our sports betting operations are subject to the seasonal variations dictated by the sporting calendar and are affected by the scheduling and live broadcasting of major sporting events. Disruptions to the scheduling and broadcasting of those events may have a material adverse effect on our ability to generate revenue from betting on those events. In some instances, the scheduling of major sporting events occurs seasonally (e.g., horse racing, the Premier League, the UEFA Champions League, the NBA, the NFL, MLB and the NCAA) or at regular but infrequent intervals (e.g., the FIFA World Cup and the UEFA European Football Championship). Such seasonality or infrequent sporting events tend to impact, among other things, revenues from operations, key metrics and customer activity and may increase the volatility of our financial performance. In addition, certain individuals or teams advancing or failing to advance and their scores and other results within specific tournaments, games or events may impact our financial performance. Furthermore, sporting events may be disrupted or cancelled due to unforeseen circumstances, which may also increase the volatility of our financial performance. For example, government authorities’ and sports governing bodies’ efforts to contain the COVID-19 pandemic manifested in the implementation of restrictions and lockdowns that resulted in the postponement or cancellation of sporting events, which had a material adverse effect on our ability to generate revenue from betting on sporting events that took place during that time. The cancellation, disruption to, or postponement of, the live broadcasting of sporting events, due to an array of issues including those discussed above as well as contractual disputes, technological or communication problems, or the insolvency of a major broadcaster, could have a material adverse effect on our business, financial condition and results of operations.

Global economic conditions and geopolitical events, including the ongoing military action between Russia and Ukraine and the recent military tensions between Israel and Hamas, could adversely affect our business, financial condition and results of operations.

Our results of operations are influenced by global economic and geopolitical events, including the ongoing Russia-Ukraine conflict and the recent military tensions between Israel and Hamas. The continued military conflict between Ukraine and Russia, which commenced on February 24, 2022, has led to, and could continue to lead to, significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in customer preferences and discretionary spending and increases in cyberattacks and espionage.

Russia’s military action against Ukraine has led to an unprecedented expansion of economic sanctions programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea, Zaporizhzhia, and Kherson regions of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic. As the conflict in Ukraine continues, there can be no certainty regarding whether the governmental authorities in the United States, the European Union, the United Kingdom or other countries will impose additional sanctions, export controls or other measures targeting Russia, Belarus or other territories.

Following the escalation of the military conflict between Russia and Ukraine and the introduction of related sanctions, in March 2022 we closed our operations in Russia and the areas in Ukraine subject to sanctions, namely the Crimea Region, Donetsk and Luhansk Region of Ukraine. Our products are no longer available to residents in Russia or these regions of Ukraine, and we do not have any operations on the ground in either Russia or Ukraine. As a result, our revenue from the Russian and Ukrainian markets declined from $17 million in fiscal 2022 to $13 million in fiscal 2023 (representing less than 0.3% and less than 0.2% of our revenue for fiscal 2022 and 2023, respectively).

Further, the recent outbreak of an armed conflict between Israel and Hamas in early October 2023 presents a risk of regional escalation in the Middle East. The duration, ramifications and outcome of this conflict are highly uncertain. Potential short-term or long-term consequences may include economic sanctions, economic and political instability, rising inflation and energy costs, supply chain disruptions and negative impacts on currency exchange rates and financial markets.

While we continue to actively monitor the situation in Ukraine and Gaza, there can be no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control, or the impact of the rising conflict between Israel and Hamas. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on our business and the global economy for an unknown period of time. Any of the abovementioned factors could have a material adverse effect on our business, financial condition and results of operations, and any such disruptions may also magnify the impact of other risks described in this Annual Report.

Work stoppages and other labor problems could negatively impact our operations.

From time to time, we have experienced and may in the future experience attempts by labor organizations to organize certain of our employees. There can be no assurance that we will not experience additional and successful unionization or collective bargaining activity in the future. The impact of any such activity is undetermined and could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Information Technology Systems and Intellectual Property

We are highly dependent on the development and operation of our sophisticated and proprietary technology and advanced information systems, and we could suffer failures, interruptions or disruptions to such systems or related development projects and/or we could fail to effectively adopt and implement new technologies and systems required for our business to remain competitive.

Our business relies on complex information technology (“IT”) systems (including systems provided or supported by third parties) that are critical to the operation of our businesses, including the collection, aggregation and distribution of operating, financial and personal data, trade and price information, the generation and provision of analytics, risk management services, provision of market infrastructure (including platforms for the execution, clearing and settlement of bets, positions and trades), security systems and payment systems.

Our ability to provide uninterrupted services is dependent on these systems. While we have certain incident and disaster recovery plans, business contingency plans and back-up procedures in place designed to minimize, mitigate, manage and recover from the risk of an interruption or failure of our critical IT systems, there is no guarantee that such plans and procedures will be able to adequately anticipate or plan for all such risks and we cannot eliminate the risk of a system failure, interruption or disruption occurring. Such failures may arise for a wide variety of reasons such as software malfunctions, insufficient capacity, including network bandwidth in particular during peak activity times, as well as hardware and software malfunctions or defects, or complications experienced in connection with the operation of such systems, including system upgrades.

If our technology and/or IT systems suffer from major or repeated failures, this could interrupt or disrupt our trading, clearing, settlement, index, analytics, data information or risk management services and undermine confidence in our platforms and services, cause reputational damage and impact operating results.

We rely, to some extent, on IT systems, cloud-based services or other networks that are provided, managed or hosted by third parties. We cannot guarantee that the measures such third parties put in place will be sufficient to prevent issues with their IT systems, and coordination with such third parties will be required to resolve any issues with IT systems, which may mean they take longer to resolve than if they were managed or hosted by us alone.

To compete effectively, we must be able to anticipate and respond, in a timely and effective manner, to the need for new and enhanced technology. This may include new software applications or related services based on artificial intelligence, machine learning, or robotics. The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent enhancements to existing products and services, the introduction of new services and products and changing customer demands. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective or better-functioning technologies or product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs. There can also be no assurance that our current systems will be able to support any new or emerging technologies, industry standards or enhanced products or services, or be able to accommodate a significant increase in online traffic, increased customer numbers, or modified usage patterns arising as a result of any such technologies, standards or products or services. If our systems are unable to expand to meet increased demand, are disrupted or otherwise fail to perform, or the adoption of new technologies requires greater investment than anticipated, this could have a material adverse effect on our business, financial condition and results of operations, and could increase our operating expenses.

We use artificial intelligence, machine learning and similar technologies in our business. These technologies may present business, compliance, and reputational risks.

Recent technological advances in artificial intelligence and machine-learning technology both present opportunities and pose risks to us. If we fail to keep pace with rapidly evolving technological developments in artificial intelligence, our competitive position and business results may suffer. Our competitors or other third parties may incorporate artificial intelligence in a similar or different manner, and may do so more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. At the same time, use of artificial intelligence has recently become the source of significant media attention and political debate. If our use of artificial intelligence becomes controversial, we may experience brand, reputational or competitive harm. In addition, the introduction of these technologies, particularly generative artificial intelligence, into new or existing offerings may also result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. The rapid evolution of artificial intelligence, including with respect to compliance with existing and potential government regulation of such technology, may also require significant resources, including to develop, test and maintain platforms, offerings, services, and features to help us implement artificial intelligence in accordance with applicable law, and to minimize other adverse effects on our results of operations.

Security breaches, unauthorized access to or disclosure of our data or customer data, cyber-attacks on our systems or other cyber incidents could compromise sensitive information related to our business (including personal data processed by us or on our behalf) and expose us to liability, which could harm our reputation and materially and adversely affect our business, financial conditions and results of operations.

We face an ever-increasing number of threats to our information systems from a broad range of threat actors, including foreign governments, criminals, competitors, computer hackers, cyber terrorists and politically motivated groups or individuals, and we have previously experienced various attempts to access our IT systems. These threats include physical or electronic break-ins, security breaches from inadvertent, unintentional or intentional actions or inactions by our employees, contractors, consultants and/or other third parties with otherwise authorized access to our systems, website or facilities, or from cyber-attacks by malicious third parties, which could breach our data security and disrupt our IT systems. Breaches of our security measures or those of our third-party service providers or other cybersecurity incidents could result in: unauthorized access to our websites, networks or systems; unauthorized access to and misappropriation of customer information, including customers’ personal data or other confidential or proprietary information of Flutter, employees, customers or other third parties; unauthorized dissemination of proprietary or confidential information, including personal data, viruses, worms, ransomware, spyware or other malware attacking, or being spread through our websites, networks or systems; deletion or modification of content or the display of unauthorized content on our websites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations; media inquiries and coverage; engagement of third-party experts and consultants; litigation, regulatory action; and other potential liabilities.

The secure collection, maintenance, processing and transmission of confidential and sensitive information, including personal data, is a critical element of our operations. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit certain confidential and sensitive information, including credit card numbers. Our information technology and other systems, and those of our third-party service providers, that collect, maintain, process and transmit customer, employee, service provider and business partner information are susceptible to increasing threats of continually evolving cybersecurity risks. For example, we have received notice that certain of our customer and employee data was involved in the global incident involving the MOVEit file transfer software, which began when the third-party provider who administers the software announced that it had identified a previously unknown vulnerability in the application that is used by businesses across the world to share data and manage file transfers. Once we discovered this, we promptly undertook responsive measures, including restricting access to the affected application, launching an internal investigation in partnership with outside independent cybersecurity forensic experts and notifying the relevant regulators and law enforcement agencies, as well as our employees and customers, impacted by the incident. Based on this investigation and information currently known at this time, we do not expect that this incident will have a material impact on our operations or financial results. However, we have incurred, and may continue to incur, expenses related to this incident, and we have become subject to claims in relation thereto; accordingly, we remain subject to risks and uncertainties as a result of this incident.

Moreover, these types of risks may increase over time as the complexity and number of technical systems and applications we use also increases. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, third parties may attempt to fraudulently induce employees or customers to disclose information in order to gain access to our data or our customers’ data. Third parties may attempt to create false or undesirable user accounts and advertisements or take other actions on our platform for objectionable ends, and compromised credentials, including those obtained through phishing and credential stuffing, may be used to attack our websites and may result in an interruption, disruption or malfunction of our websites or IT systems, or the loss or compromise of data. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to breach our IT systems or data. Distributed denial-of-service (“DDoS”) attacks, “Trojan horse” attacks, computer malware, ransomware, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches, general hacking or other attacks and similar disruptions may jeopardize the confidentiality, integrity and security of information stored in, processed or transmitted by our websites, networks and systems, or that we or such third parties otherwise maintain, including payment card systems, which may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. Further, sensitive, personal or other regulated data and information may be lost, disclosed, accessed, altered or taken without appropriate consent, which could subject us to liability and could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Further, techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers and may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and customer data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will be successful, that we will be able to anticipate or detect all cyber-attacks or other breaches, that we will be able to react to cyber-attacks or other breaches in a timely manner, or that our remediation efforts will be successful. In the past, we and our third-party vendors have experienced social engineering, phishing, malware and similar attacks and threats of DDoS attacks and such attacks could in the future have a material adverse effect on our business, financial condition and results of operations. If any of these breaches of security should occur and be material, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to remediate problems caused by such breaches and we could be exposed to a risk of loss, litigation or regulatory action and other liability. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

While our insurance policies include liability coverage for certain of these matters, if we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage and we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations.

Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and IT systems security and other laws and regulations. Further, such laws and regulations may be interpreted and applied in a manner that is inconsistent with our existing practices, which may require us to modify our practices and incur substantial compliance-related costs and expenses. We may also incur significant reputational, legal and financial exposure, including legal claims, higher transaction fees and regulatory fines and penalties as a result of any compromise or breach of our systems or data security, or the systems and data security of our third-party providers and any personal data stored or processed therein. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. We continue to devote significant resources to protect against security breaches and may need to further devote significant resources in the future to address problems caused by breaches, including notifying affected subscribers and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business. See “—The increasing application of and any significant failure to comply with applicable data protection, privacy and digital services laws may have a material adverse effect on us.”

We are subject to a number of risks related to credit card payments, including data security breaches and fraud that we or third parties experience, and additional regulation, any of which could materially and adversely affect our business, financial condition and results of operations.

In certain jurisdictions in which we operate, we accept payment from our customers through credit card transactions, certain online payment service providers and mobile payment platforms. When we or a third party experiences a data security breach involving credit card information, affected cardholders will often cancel their credit cards. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of credit card accounts impacted, the more likely it is that our customers would be impacted by such a breach. To the extent our customers are ever affected by such a breach experienced by us or a third party, they would need to be contacted to obtain new credit card information and process any pending transactions. It is likely that we would not be able to reach all affected customers and, even if we could, some customers’ new credit card information may not be obtained and some pending transactions may not be processed, which could materially and adversely affect our business, financial condition and results of operations. Even if our customers are not directly impacted by a given data security breach, they may lose confidence in the ability of service providers to protect their personal data generally, which could cause them to stop using their credit cards online and choose alternative payment methods that are not as convenient for us or restrict our ability to process payments without significant cost or customer effort. Additionally, if we fail to adequately prevent fraudulent credit card transactions, we may face litigation, fines, governmental enforcement action, civil liability, diminished public perception of our security measures, significantly higher credit card-related costs and substantial remediation costs or refusal by credit card processors to continue to process payments on our behalf, any of which could materially and adversely affect our business, financial condition and results of operations. See “—Risks Relating to Our Business and Industry—Uncertainty as to the legality of online betting and iGaming or adverse public sentiment towards online betting and iGaming may deter third-party suppliers from dealing with us.”

The increasing application of and any significant failure to comply with applicable data protection, privacy and digital services laws may have a material adverse effect on us.

We process customer personal data (including name, address, age/date of birth, payment details, gaming and self-exclusion history) and supplier, employee and candidate data as part of our business. This requires us to comply with strict, numerous, and rapidly evolving data protection and privacy laws in the United States, the European Union, the United Kingdom, Australia, India, Brazil, Canada and many other jurisdictions regarding privacy and the collection, receipt, storage, processing, handling, maintenance, transfer, disclosure and protection of such personal and other data, which may require us to provide individuals with certain notices and rights with respect to such individuals’ personal data, maintain reasonable and appropriate data security standards and to provide timely notice to individuals and/or regulators in the event that such personal data is compromised. The scope of such laws are subject to differing interpretations and may be inconsistent between states or countries. We are also subject to various industry privacy standards, the terms of our own privacy policies and privacy-related obligations to third parties.

For example, the Regulation (EU) 2016/679 of the European Parliament and of the Council of April 27, 2016 (General Data Protection Regulation) (the “GDPR”) which went into effect on May 25, 2018 has resulted in, and will continue to result in, significant compliance burdens and costs for companies with customers and/or operations in the European Economic Area (“EEA”). The GDPR and national implementing legislation in EEA member states impose a strict data protection compliance regime including obligations concerning the rights of data subjects, the transfer of personal data out of the European Economic Area, security breach notifications and safeguarding the security and confidentiality of personal data. Under the GDPR, fines of up to €20 million or 4% of the annual global revenues, whichever is greater, can be imposed for violations. Data protection supervisory authorities also have extensive powers under the GDPR, including the power to impose a temporary or definitive ban on processing activity. The GDPR also includes a right to compensation for data subjects who have suffered material or non-material damage as a result of an infringement of the GDPR and in certain cases, civil litigation can be brought by non-profit privacy advocacy groups. In addition, EU Directive 2020/1828 on representative actions for the protection of the collective interests of consumers (the Directive on Representative Actions) applied from June 25, 2023, and it is expected to increase “class action”-type cases being brought by qualified entities in respect of certain GDPR infringements. Liability can attach to us not only for our own non-compliance, but also due to the acts, errors or omissions of those who process personal data in the course of providing services for us, as the GDPR includes joint and several liability provisions in certain cases.

Regulatory guidance, case law and enforcement activity concerning data protection regulatory standards in the European Economic Area are increasing and further changes are likely to occur that will further enhance the data protection rights of individuals and have a commensurate impact upon our ability to process personal data in a manner that maximizes its commercial value. For example, while the European Commission recently issued an adequacy decision regarding transfers of personal information from the European Economic Area to the United States pursuant to the EU-U.S. Data Privacy Framework, there remains complexity and uncertainty regarding such transfers to the United States and other jurisdictions, which could lead to additional costs, complaints, and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services or the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, the UK GDPR came into effect on January 1, 2021, and, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law following the United Kingdom’s withdrawal from the European Union (“Brexit”). The UK GDPR mirrors the fines under the GDPR (up to £17.5 million or 4% of the annual global revenues, whichever is greater). The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains uncertain, and it is unclear how UK data protection laws and regulations will develop in the medium-to-longer term and how data transfers to and from the United Kingdom will be regulated in the long term. Compliance with the GDPR and the UK GDPR may require us to modify our data processing practices and policies and incur compliance-related costs and expenses and these changes may lead to other additional costs and increase our overall risk exposure.

Many jurisdictions outside of the United Kingdom and the European Union are enacting more robust data protection laws, in many cases following similar principles to those set out in the GDPR. For example, in the United States, our largest and fastest growing market, all 50 states, the District of Columbia, and several U.S. territories have some form of data breach notification laws, while individual states have introduced broader consumer privacy legislation. For example, in California, the California Consumer Privacy Act, which was further expanded by the California Privacy Rights and Enforcement Act of 2020, or CPRA, which took effect in most material respects on January 1, 2023 (with application to data collected beginning on January 1, 2022) (the “CCPA”) established a new privacy framework for covered businesses such as ours. The CCPA also provides for regulatory penalties for violations, as well as a private cause of action for data breaches, and the CPRA imposed even stricter obligations on companies and established a state regulatory agency to enforce those requirements. It remains unclear how various provisions of the CCPA will be interpreted and enforced. At least twelve additional U.S. states have enacted comprehensive privacy legislation. Most of these statutes impose less stringent obligations than the CCPA but generally align to the same principles. These laws may require substantial modifications to covered companies’ data processing practices and policies, impose compliance-related costs and expenses to provide updated notices to employees and customers, and we may be required to negotiate or renegotiate contractual obligations with third-party service providers. Such laws will restrict processing activities, likely limiting our ability to market to customers and/or increasing operational and compliance costs. The introduction of new or further data protection laws or regulations in jurisdictions in which we currently operate, including in Canada, modify our data processing activities and/or increase our operational and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the U.S. Federal Trade Commission (the “FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data.

The myriad international and U.S. privacy and data breach laws are not consistent, and states frequently amend existing laws or promulgate new privacy regulations under existing statutory authority, requiring attention to changing regulatory requirements. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards.

We cannot yet determine the impact future laws, regulations and standards may have on our business. For instance, in addition to the variety of existing laws and regulations governing our use of personal data, there are a wide variety of other laws which are currently being enacted or under development and which may have a material impact on whether, and how, we can operate our online services in certain jurisdictions. For example, the Digital Services Act came into full effect in the European Union in February 2024, resulting in changes to the regulation of online content that is deemed to be illegal or harmful. Similarly, the AI Act will likely have implications for how AI technology is used in our business and across the industry generally.

Although we make reasonable efforts to comply with all applicable data protection and digital services laws and regulations, our interpretations and such measures may have been or may prove to be insufficient or incorrect. If we fail to adhere to applicable data protection, privacy and digital services laws, we may be subject to enforcement action, investigations, fines, regulatory proceedings and/or civil litigation. Any fines, investigations, regulatory proceedings, civil litigation or license revocations or refusals arising from a breach of applicable data protection, data security, privacy or digital services laws could have a material adverse effect on our business, financial condition and results of operations. If we are held directly responsible for a data security breach, or if we are deemed to be jointly responsible for a data security or other data protection breach by one of our service providers, then the resultant losses suffered by us could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we would be able to recoup such losses, whether in whole or in part, from our service providers or insurers. Additionally, breaches of the GDPR, the CCPA or other applicable data protection or digital services laws could also result in reputational damage to our brands, resulting in the loss of the goodwill of customers and the potential to deter new and existing customers, or could result in our brands being subject to the revocation of existing licenses and/or the refusal of new applications for licenses. Furthermore, we or our third-party service providers could be required to fundamentally change our business activities and practices or modify our products and services to comply with existing and future data privacy and digital services laws and regulations, which could be costly, time-consuming and have an adverse effect on our or our third-party service providers’ business, results of operations or financial condition. Any of the foregoing could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business, results of operations or financial condition.

We depend on third-party providers and other suppliers for a number of products (including data and content) and services that are important to our business. An interruption, cessation or material change of the terms for the provision of an important product or service supplied by any third party could have a material adverse effect on our business, financial condition and results of operations.

Our business, IT systems and platforms depend on a variety of services from third parties, such as telecommunications, data, content, advertising, technology, hosting, banking and other service providers, certain of which may be the sole supplier of such services. If there is any interruption to, or cessation of, the products or services provided by these software and payment providers, including due to their own lack of liquidity or insolvency, any material change to the terms on which such products or services are currently provided, their products or services are not as scalable as anticipated or at all, or if there are problems in upgrading such products or services, this could have a material adverse effect on our business, financial condition and results of operations, and we may be unable to find adequate replacement services on a timely basis or at all and/or at a reasonable price.

We increasingly rely on licenses with third parties to access certain data used in our business, and we depend on third-party suppliers for data and content, including data received from sporting bodies and various data partners, that is used in the supply of our products and services. Some of this data is provided exclusively by particular suppliers and may not be obtainable from other suppliers. If these third parties were to discontinue providing products or services to us for any reason or fail to provide the agreed type of service, we may experience significant disruptions to our business. The general trend toward consolidation in the information services industry may increase the risk that such products or services, insofar as they relate to information services, may not be available to us in the future, or may only be available to us at increased cost. In addition, in the future, our data suppliers could enter into exclusive contracts with our competitors without our knowledge.

In particular, we depend on payment and multi-currency processing providers to facilitate the movement of funds between us and our customers and any deterioration in the quality of the payment processing services we use, any interruption to those services, any increase in the cost of such services or any reduction in the availability of such services to betting and iGaming providers could have a material adverse effect on our ability to accept customers’ funds or significantly increase the costs of doing so. See “—Financial and Banking Risks Relating to Our Operations—We depend on the ongoing support of payment processors and international multi-currency transfer systems.”

There is a risk that if contracts with any of the third parties referred to above are terminated and not renewed or replaced, or not renewed or replaced on favorable terms, or if such third parties do not provide the level of support (in terms of updates and technical assistance) required as we grow, this will have a materially adverse effect on our operations and may materially increase our costs of sales.

In addition, we are dependent upon the third-party suppliers referred to above defending any challenges to their intellectual property. Any litigation that arises as a result of such a challenge could have a material adverse effect on our business, financial condition and results of operations and, even if legal actions were successfully defended, disrupt our business in the interim, divert management attention and result in our incurring significant costs and expenses. The failure of third parties to adequately protect the intellectual property rights on which we rely could harm our reputation and affect our ability to compete effectively.

If we are unable to protect or enforce our rights in our proprietary technology, brands or other intellectual property, our competitive advantage, business, financial condition and results of operations could be harmed.

Maintenance of intellectual property rights and the protection thereof is important to our business. We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality agreements and other contractual arrangements with our affiliates, clients, customers, employees, service providers, strategic partners and others to protect our intellectual property. Our patent or trademark applications may not be approved, any patents or trademark registrations that may be issued to us may not sufficiently protect our intellectual property, and any of our issued patents, trademark registrations or other intellectual property rights may be challenged, misappropriated, infringed, or otherwise violated by third parties. We cannot confirm that we have entered into confidentiality or other agreements with each party that has or may have had access to our proprietary information or trade secrets and, even if entered into, these agreements may otherwise fail to effectively prevent disclosure of proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Any of these scenarios may result in restrictions on our use of, or inability to enforce, our intellectual property, which may in turn limit the conduct of our business. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent infringement, misappropriation or other violations of our intellectual property rights, particularly in countries where the laws may not protect our proprietary rights as fully as the protection provided in the United States. Effective trademark protection may not be available or may not be sought in every country in which our products are made available, in every class of goods and services in which we operate, and contractual disputes may affect the use of marks governed by contract. Further, we may be required to enforce our intellectual property or other proprietary rights through litigation or other proceedings, which, regardless of success, could result in substantial costs and diversion of management’s attention and other resources.

We cannot be certain that our products and our business do not, or will not, infringe the intellectual property rights of third parties, who may assert claims against us for unauthorized use of such rights.

We cannot be certain that our products and our business do not, or will not, infringe the intellectual property rights of third parties. Third parties may assert claims against us, or our third-party licensors, alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights. Litigation or other legal proceedings relating to intellectual property claims, regardless of merit, may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, the outcome of litigation is uncertain and third parties asserting claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief against us, which could require us to redesign or reengineer our product offerings, and/or effectively block our ability to make, use, sell, distribute or market our products. In addition, even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, the damages or other remedies awarded, if any, may not be commercially meaningful. Regardless of whether any such proceedings are resolved in our favor, such proceedings could cause us to incur significant expenses and could distract our personnel from their normal responsibilities. In the event that a claim relating to intellectual property is asserted against us or our third-party licensors, or third parties not affiliated with us hold pending or issued patents that relate to our products or technology, we may seek licenses to such intellectual property or challenge those patents. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. In addition, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge of third party patents may be unsuccessful. If we are unable to obtain the necessary licenses or other rights, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competing product offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our product offerings, which could materially and adversely affect our business, financial condition and results of operations.

Our systems and controls to restrict access to our products may not be adequate.

We rely on technological systems and controls to block customers in certain jurisdictions from accessing our services. These systems and controls are intended to ensure that we do not accept money from customers located in those jurisdictions where we have made a decision not to offer our products and services in that jurisdiction. The blocking of access of customers in certain jurisdictions may arise either as a result of specific requirements imposed on us as a result of our holding certain licenses or on the basis of a lack of adequate justification that offering betting and iGaming services to customers resident in such a jurisdiction would not infringe the law of the jurisdiction in which the relevant customer is located.

Where blocking obligations are currently imposed by governmental licensing requirements, there is a risk that the relevant regulators could require us to block customers resident in specific additional jurisdictions in the future. Where this occurs, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, the technical systems and controls that we have adopted could fail or otherwise be found to be inadequate, either currently, as a result of future technological developments or as a result of customers in restricted jurisdictions seeking workarounds to the relevant systems and controls. This may result in violations of applicable laws or regulations. Any claims in respect of any such violations could have cost, resource and reputational implications, as well as implications on our ability to retain, renew or expand our portfolio of licenses.

Our business model depends upon the continued compatibility between our applications and the major mobile operating systems and upon third-party platforms for the distribution of our product offerings. If third-party platforms prevent customers from downloading our applications or block advertising from being delivered to our customers, our ability to grow our revenue, profitability and prospects may be materially and adversely affected.

The majority of our customers access our product offerings primarily on mobile devices, and we believe that this will continue to be increasingly important to our long-term success. Our business model depends upon the continued compatibility and interoperability between our applications and the major mobile operating systems. Third parties with whom we do not have any formal relationships control the design of mobile devices and operating systems. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones, either of which may require us to make significant changes to our product offerings in order to ensure compatibility. Network carriers may also impact the ability to download applications or access specified content on mobile devices, and there is no guarantee that popular mobile devices will start or continue to support or feature our product offerings.

In addition, we rely upon third-party platforms for distribution of our product offerings. Our online product offerings are delivered as free applications through third-party platforms and are also accessible via mobile and traditional websites. Third-party application distribution platforms are the main distribution channels for our applications. As such, the promotion, distribution and operation of our applications are subject to the distribution platforms’ respective standard terms and policies for application developers, which are very broad and subject to frequent changes and interpretation, and may not always permit our applications to be offered through their stores. Furthermore, the distribution platforms may not enforce their standard terms and policies for application developers consistently and uniformly across all applications and with all publishers. We are dependent on the interoperability of our platforms with popular mobile operating systems, technologies, networks and standards that we do not control, and any technical or other issues in such systems, or any changes in applicable law or regulations, our relationships with mobile manufacturers and carriers or in their terms of service or policies that degrade our product offerings’ functionality, reduce or eliminate our ability to distribute our product offerings, give preferential treatment to competitive products, limit our ability to deliver high-quality product offerings, or impose fees or other charges related to delivering our product offerings, could materially and adversely affect our product usage and monetization on mobile devices.

Moreover, if any of the third-party platforms used for distribution of our product offerings were to limit or disable advertising on their platforms, either because of technological constraints or because the owner of these distribution platforms wished to impair our ability to publish advertisements on them, our ability to grow and retain our customer-base and generate revenue could be harmed. Also, technologies have been, and may continue to be, developed by companies, such as Apple and Google, that, among other things, block or limit the display of our advertisements and some or all third-party cookies on mobile and desktop devices, limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window and prevent advertisement re-targeting and optimization. These developments could require us to make changes to how we collect information on, and track the actions of, our customers and impact our marketing activities. These changes could materially impact the way we do business, and if we or our advertising partners are unable to quickly and effectively adjust to new changes, there could be a material adverse effect on our business, financial condition and results of operations.

Furthermore, our products require high-bandwidth data capabilities in order to place time-sensitive bets. If the growth of high-bandwidth capabilities, particularly for mobile devices, is slower than we expect, our customer growth, retention and engagement may be seriously harmed. Additionally, to deliver high-quality content over mobile cellular networks, our product offerings must work well with a range of mobile technologies, systems and networks, and comply with regulations and standards, that we do not control. In addition, the adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws governing Internet neutrality, could decrease the demand for our products and increase our cost of doing business. Specifically, any laws that would allow mobile providers to impede access to content, or otherwise discriminate against content providers like us, including by providing for faster or better access to our competitors, could have a material adverse effect on our business, financial condition and results of operations.

Finally, we may not successfully cultivate relationships with key industry participants or develop product offerings that operate effectively with these technologies, systems and networks, or that comply with regulations or standards. If it becomes more difficult for our customers to access and use our platform on their mobile devices, if our customers choose not to access or use our platform on their mobile devices, or if our customers choose to use mobile products that do not offer access to our platform, then our customer growth, retention and engagement could be seriously harmed.

Our use of “open source” software could subject our proprietary software to general release, adversely affect our ability to sell our products and services and subject us to possible litigation, claims or proceedings.

We have used “open source” software in connection with the development and deployment of our software platform, including in connection with our customer-facing applications and our back-end service components, and we expect to continue to use open source software in the future. Open source software is licensed by its authors or other third parties under open source licenses, which in some instances may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make publicly available all or part of the source code for any modifications or derivative works we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license.

Companies that incorporate open source software into their products have, from time to time, faced claims challenging the use of open source software and compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. While we try to ensure that open source licensed code is not used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source license agreement, we cannot guarantee that we will be successful, that all open source software is reviewed prior to use in our platform, that our developers have not incorporated open source software into our products that we are unaware of or that they will not do so in the future.

Furthermore, there are an increasing number of open source software license types, almost none of which have been interpreted by courts, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. As a result, there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products and services. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement claims or other liability, or be required to seek costly licenses from third parties to continue providing our product offerings on terms that are not economically feasible, if at all, to re-engineer all or a portion of our platform, to discontinue or delay the provision of our product offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code. Further, in addition to risks related to license requirements, use of certain open source software carries greater technical and legal risks than those associated with the use of third-party commercial software.

For example, open source software is generally provided without any support or warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. To the extent that our platform depends upon the successful operation of open source software, any undetected errors or defects in open source software that we use could prevent the deployment or impair the functionality of our systems and injure our reputation. In addition, the public availability of such software may make it easier for others to compromise our platform and IT systems. Any of the foregoing risks could materially and adversely affect our business, financial condition and results of operations.

Risks Relating to Regulation, Licensing, Litigation and Taxation

Adverse changes to the regulation of online betting and iGaming, or their interpretation by regulators, could have a material adverse effect on our business, financial condition and results of operations.

We have customers in numerous jurisdictions around the world, namely, the United States, the United Kingdom, Ireland, Italy, other countries in the European Union, Australia, India, Canada, Brazil, Georgia and Armenia, among others. We are generally subject to laws and regulations relating to betting and iGaming in the jurisdictions in which we conduct our business or, in some circumstances, of those jurisdictions in which our services are offered or available, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal data, tax and consumer protection. These laws and regulations vary from one jurisdiction to another and are dynamic and subject to potentially differing interpretations. Future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material impact on our operations and financial results.

For example, after an extensive review of the Gambling Act of 2005, the legislation (as amended) that regulates gambling in Great Britain (the “UK Gambling Act”), the UK government recently introduced new proposals for changes to the gambling regulations in Great Britain. See “—The UK government’s ongoing review of the UK Gambling Act may result in more onerous regulation of the betting and iGaming industry in Great Britain, part of our second-largest market, which could have a material adverse effect on our business, financial condition and results of operations.” Additionally, in December 2022, the Irish government published the first draft of the Gambling Regulation Bill which proposes major reform and consolidation of gambling laws in Ireland, including the creation of a Gambling Regulatory Authority of Ireland, which will have broad powers to publish further guidance and codes of conduct. The Gambling Regulation Bill seeks to (1) modernize the licensing system; (2) introduce robust enforcement measures, including suspension and revocation of licenses, financial penalties (up to the greater of 10% of the licensee’s annual turnover or €20,000,000) and imprisonment; and (3) protect vulnerable persons, including children and those experiencing gambling addiction, through prohibiting licensees from accepting credit cards for the purposes of gambling and the creation of National Gambling Exclusion Register and Social Impact Fund.

Furthermore, in January 2019, legal counsel for the U.S. Department of Justice (“DOJ”) issued a legal opinion on the Interstate Wire Act of 1961, as amended (“Wire Act”), which stated that the Wire Act bans any form of iGaming if it crosses state lines and reversed a 2011 DOJ legal opinion that stated that the Wire Act only applied to interstate sports betting. However, the U.S. Court of Appeals for the First Circuit ruled in January 2021 that the Wire Act does not apply to iGaming. The U.S. federal courts’ stance on the applicability of the Wire Act with respect to interstate iGaming may be subject to potential changes in the future, and any such changes may be detrimental to our business operations. If the Wire Act is ultimately determined by courts to be applicable to iGaming and we are required to restrict our iGaming transactions in each state in which we operate to within such state, our costs will increase and it will become more difficult for us to scale our operations in the United States.

Any adverse changes to the regulation of online betting and iGaming, the interpretation of these laws, regulations and licensing requirements by relevant regulators, or the revocation of operating licenses, could have a material adverse effect on our ability to conduct our operations and generate revenue in the relevant jurisdiction. Governments may from time to time seek to restrict access to our products from their jurisdictions entirely, or impose other restrictions that may affect the accessibility of our products in their jurisdictions for an extended period of time or indefinitely. In addition, government authorities in certain jurisdictions may seek to restrict customer access to our products if they consider us to be a threat to public safety or for other reasons. Changes to existing forms of regulation may also include the introduction of punitive tax regimes, larger financial guarantees, limitations on product offerings, requirements for ring-fenced liquidity, requirements to obtain licenses and/or caps on the number of licensees, restrictions on permitted marketing activities or restrictions on third-party service providers to online betting and iGaming operators. See also “—Risks Relating to Our Business and Industry—Uncertainty as to the legality of online betting and iGaming or adverse public sentiment towards online betting and iGaming may deter third-party suppliers from dealing with us.” In the event that access to our products is restricted, in whole or in part, in one or more jurisdictions, we are required to or elect to make changes to our operations, or other restrictions are imposed on our products, it may become commercially undesirable or impractical for us to provide online betting and iGaming services in these jurisdictions, our returns from such jurisdictions may be reduced and a reduction of the scope of our services to certain jurisdictions or withdrawing from certain jurisdictions entirely may result, with a consequent financial loss arising from the need to block access by customers located in the relevant jurisdictions.

Failure to comply with relevant laws, regulations or licensing requirements may lead to penalties, sanctions or, ultimately, the revocation of relevant operating licenses and may have an impact on licenses in other jurisdictions. In addition, the compliance costs associated with these evolving and increasingly complex laws, regulations and licensing requirements may be significant. If we were to infringe the domestic regulatory regimes of any of the jurisdictions and markets where we operate, or may wish to operate in the future (even if inadvertent), or if changes to those regulatory regimes occur, it may result in additional compliance and litigation costs for us, or could restrict the range of products and services we offer and the value of our assets and/or require changes to certain of our business practices in some or all of the jurisdictions in which we operate, which may materially adversely affect our business, financial condition and results of operations.

The approach to regulation and the legality of online betting and iGaming varies from jurisdiction to jurisdiction, and is subject to uncertainties.

Our determination as to whether or not to permit customers in a given jurisdiction to access any one or more of our products and whether or not to engage in various types of marketing activity and customer contact is made on the basis of a number of factors. These factors include:

•	the laws and regulations of the jurisdiction;

•	the terms of our betting and gaming licenses;

•

the approach by regulatory and other authorities to the application or enforcement of such laws and regulations, including the approach of such authorities to the extraterritorial application and enforcement of such laws;

•	state, federal or supranational law, including EU law, if applicable; and

•	any changes to these factors.

The regulation and legality of online betting and iGaming and approaches to enforcement vary from jurisdiction to jurisdiction (from open licensing regimes to regimes that impose sanctions or prohibitions) and is subject to uncertainties. In certain jurisdictions, there is no legislation which is directly applicable to our business. For fiscal 2023, we derived approximately 2.5% of our revenue from jurisdictions where we do not have a local, territory-specific or point of consumption license because those jurisdictions do not have such a framework in place.

Furthermore, the legality of the supply of online betting and iGaming services in certain jurisdictions is not clear or is open to interpretation. In many jurisdictions, there are conflicting laws and/or regulations, conflicting interpretations, divergent approaches by enforcement agencies and/or inconsistent enforcement policies and, therefore, some or all forms of online betting and iGaming could be determined to be illegal in some of these jurisdictions, either when operated within the jurisdiction and/or when accessed by persons located in that jurisdiction. Moreover, the legality of online betting and iGaming is subject to uncertainties arising from differing approaches among jurisdictions as to the determination of where online betting and iGaming activities take place and which authorities have jurisdiction over such activities and/or those who participate in or facilitate them.

Changes in regulation in a given jurisdiction could result in it being reassessed as a restricted territory without the potential to generate revenues on an ongoing basis. For example, due to a change in government regulations, we were forced to cease offering paid and free DFS contests in Ontario, Canada, in April 2022. In addition, in certain states in which we operate, including Texas and Florida, the applicable office of the Attorney General has issued an adverse legal opinion regarding DFS in the past. In the event that one of those Attorneys General decides to take action on the opinion from their office, we may have to withdraw our operations from such state, which could have a material adverse effect on our business, financial condition and results of operations. Our inability to operate in a large betting or iGaming market in the future or a number of smaller betting or iGaming markets which collectively are material, could have a material adverse effect on our business, financial condition and results of operations.

In addition, there is a risk that regulators or prosecutors in jurisdictions where we provide online betting or iGaming services to customers without a local license or pursuant to a multi-jurisdictional license, may take legal action in respect of our operations in that jurisdiction and any defense we raise to such actions may not be successful. Actions that may be taken may include criminal sanctions and penalties, as well as civil and administrative enforcement actions, fines, excessive taxation, funds and asset seizures, authorities seeking to seize funds generated from the allegedly illegal activity, as well as payment blocks and ISP blacklisting, some of which may be more readily enforceable within an economic area such as the European Economic Area. Even if such claims could be successfully defended, the process may result in a loss of reputation, potential loss of revenue and diversion of management resources and time.

There is a significant risk that our assessment of the factors referred to above may not always accurately predict the likelihood of one or more jurisdictions taking enforcement or other adverse action against us, our customers or our third-party suppliers, which could lead to fines, criminal sanctions and/or the termination of our operations in such jurisdiction or jurisdictions, and, ultimately, could have a material adverse effect on our business, financial condition and results of operations.

The successful execution of our growth strategy, particularly with respect to our U.S. business, which is critical to our long-term ambitions, will depend on successfully expanding our provision of online betting and iGaming services into certain new and existing jurisdictions and markets where the regulatory status of the provision of such services has been clarified or liberalized.

Our ability to achieve growth in our online betting and iGaming business, particularly with respect to our U.S. business, which is critical to our long-term ambitions, will depend, in large part, upon expansion of online betting and iGaming into new jurisdictions, the terms of regulations relating to online betting and iGaming and our ability to obtain required licenses. Certain jurisdictions in which laws currently prohibit or restrict online betting and iGaming or the marketing of those services, or protect monopoly providers of betting and iGaming services, may implement changes to open their markets through the adoption of competitive licensing and regulatory frameworks. We intend to expand our provision of online betting and iGaming services into certain new and existing jurisdictions and markets where the regulatory status of the provision of such services has been clarified or liberalized, including within North America, Europe and elsewhere internationally.

In particular, in May 2018, the U.S. Supreme Court struck PASPA down as unconstitutional. This decision had the effect of lifting federal restrictions on sports betting and thus allowed U.S. states to determine the legality of sports betting for themselves. Since the overturn of PASPA, a number of U.S. states (as well as Washington D.C.) have legalized retail and/or online sports betting. Our ability to further expand our sports betting and online operations in the United States is dependent on the adoption of state statutes permitting such activities, as well as our ability to obtain the necessary licenses to operate in U.S. jurisdictions where such games are legalized. The failure of state legislators to implement a regulatory framework for providing sports betting and iGaming services in their jurisdictions in a timely manner, or at all, may prevent, restrict or delay our accessing such markets. For example, as of the date of this Annual Report, sports betting has not been legalized in the state of California. Given that California has 40 million inhabitants, attracts over 250 million annual tourists and boasts more professional sports teams than any other state in the United States, the legalization of online sports betting in California in the near future would open up a large and significant market to us.

Even where licensing regimes are introduced in certain markets, there is no guarantee that we will be successful in obtaining a license to operate in such markets. See, for example, “—In some jurisdictions our key executives, certain employees or other individuals related to the business will be subject to licensing or compliance requirements. Failure by such individuals to obtain the necessary licenses or comply with individual regulatory obligations could cause our business to be non-compliant with our obligations or imperil our ability to obtain or maintain licenses necessary for the conduct of our business. In some cases, the remedy to such situation may require the removal of a key executive or employee and the mandatory redemption or transfer of such person’s equity securities that he, she or it holds in us, if any.” In particular, under some jurisdictions’ sports betting and iGaming laws, particularly in certain U.S. states, online sports betting and/or iGaming licenses are tethered to a finite number of specifically defined businesses that are deemed eligible for an iGaming or sports betting license, such as land-based casinos, tribes, professional sports franchises and arenas and horse racing tracks, each of which is entitled to a skin or multiple skins under that state’s law. As such, the skin provides a market access opportunity for mobile operators to operate in the jurisdiction pending licensure and other required approvals by the state’s regulator. The entities that control those skins, and the numbers of skins available, are typically determined by a state’s sports betting or iGaming law. In certain U.S. states, we currently rely on skins tethered to land-based casinos, tribes, professional sports franchises and arenas and horse racing tracks in order to access a number of markets through a skin. In other markets, we may obtain a license to offer online sports betting and/or iGaming through a direct license offered by the jurisdiction, which in some cases may be subject to a competitive application process for a limited number of licenses. Furthermore, our partnership with Boyd and contractual relationships with other identified license holders provide us with primarily first skin access for sports betting in states where such access is required. Because the number of skins or direct licenses offered by a jurisdiction may be limited, if we cannot establish, renew or manage our market access relationships in the jurisdictions in which they are required or successfully obtain licenses through the competitive direct license process in other jurisdictions, we would not be allowed to operate in those jurisdictions until we enter into new relationships, which could be at a significantly higher cost if at all. As a result, our business, financial condition and results of operations could be materially and adversely affected.

Furthermore, even if we are successful in obtaining a license, any such license may be subject to onerous licensing requirements, together with sanctions for breach thereof and/or taxation liabilities that may make the market unattractive to us or impose restrictions that limit our ability to offer certain of our key products or services or to market our products in the way we want to. See, for example, “—Risks Relating to Our Business and Industry—Our success may be impacted by our ongoing ability to market to our customers in certain jurisdictions.” In addition, a license may require us to offer our products in partnership or cooperation with a local market participant, thereby exposing us to the risk of poor or non-performance by such market participant of its applicable obligations, which could in turn disrupt or restrict our ability to effectively compete and offer one or more of our products in the relevant market. Finally, the complexity arising as a result of multiple state/regional regulatory regimes, in particular within the United States where gaming is largely regulated at the state level, may result in operational, legal and administrative costs for us, particularly in the short term.

Moreover, our competitors, or their partners, may already be established in a jurisdiction or market prior to our entry (e.g., in certain U.S. states). If regulation is liberalized or clarified in such jurisdictions or markets, then we may face increased competition from other providers and competition from those providers may increase the overall competitiveness of the online betting and iGaming industry. We may face difficulty in competing with providers that take a more aggressive approach to regulation than we do and are consequently able to generate revenues in markets from which we do not accept customers or in which we will not advertise. See “—Risks Relating to Our Business and Industry—Our business is exposed to competitive pressures given the international nature of competition in online betting and iGaming.” Additionally, we may face operational difficulties in successfully entering new markets, even where regulatory issues do not materially restrict such entry. See “—Risks Relating to Our Business and Industry—Our operational efforts to expand our customer base in existing and new geographic markets, particularly with respect to our U.S. business, which is critical to our long-term ambitions, including our efforts to cross-sell to existing customers, may not be successful.”

While clarification and liberalization of the regulation of online betting and iGaming in certain jurisdictions and markets, particularly in the United States, may provide us with growth opportunities, successful expansion into each potential new jurisdiction or market will present us with its own complexities and challenges and is dependent on a number of factors that are beyond our control. Efforts to access a new jurisdiction or market may require us to incur significant costs, such as capital, marketing, legal and other costs, as well as the commitment of significant senior management time and resources. Furthermore, notwithstanding our efforts to access a new jurisdiction or market, our ability to successfully enter such jurisdictions or markets may be affected by future developments in state/regional, national and/or supranational policy and regulation, limitations on market access, competition from third parties and other factors that we are unable to predict and which are beyond our control. As a result, there can be no assurance that we will be successful in expanding the provision of online betting and/or iGaming services into such jurisdictions or markets or that our service and product offerings in such jurisdictions or markets will grow at expected rates or be successful in the long term.

We operate in a heavily regulated environment, and any failure to comply with regulatory requirements in a particular jurisdiction can lead to enforcement action by relevant regulators, fines and revocation or suspension of licenses in those jurisdictions.

Compliance with the various regulations applicable to sports betting and iGaming is costly and time-consuming. Regulatory authorities have broad powers with respect to the regulation and licensing of sports betting and iGaming operations and may revoke, suspend, condition or limit our sports betting or gaming licenses, impose substantial fines on us and take other actions, any one of which could have a material adverse effect on our business, financial condition and results of operations. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations or enact new laws and regulations regarding these matters. As a result, these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules.

Non-compliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. Fines have previously been levied against us, particularly in the United Kingdom and United States, including a significant fine by the United Kingdom Gambling Commission (“UKGC”) and certain other fines by relevant U.S. regulators, and it is likely that such enforcement initiatives will not only continue but could also potentially increase in frequency and scope. For example, one of our competitors was recently fined a record £19.2 million by the UK government for failures to comply with the Gambling Act, particularly regarding social responsibility and anti-money laundering rules. See also “—The UK government’s ongoing review of the UK Gambling Act may result in more onerous regulation of the betting and gaming industry in Great Britain, part of our second-largest market, which could have a material adverse effect on our business, financial condition and results of operations.”

In addition to fines and other financial penalties, the consequences of such enforcement action could include a revocation of the relevant entity’s license, a suspension of that license and/or the imposition of certain adverse licensing conditions. The loss of a gaming license in one jurisdiction could trigger the loss of a gaming license or affect our eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause us to cease offering some or all of our services or products in the relevant jurisdictions. See also “—We face the risk of loss, revocation, non-renewal or change in the terms of our betting and gaming licenses.”

If regulatory enforcement proceedings are brought against us, there is an increased risk that third parties, including but not limited to customers and third-party service providers, could commence litigation against us, particularly where such regulatory enforcement proceedings have been successful, resulting in reputational damage to our brands. The loss of the goodwill may deter new and existing customers and/or third-party service providers and negatively impact our operating results.

Certain jurisdictions also license key management on an individual basis, and, to the extent that any compliance shortcomings are evident and ultimately pursued through enforcement actions, there is a risk that certain regulatory sanctions could be imposed against our key management. If members of our key management become subject to regulatory sanctions in certain jurisdictions, we may face difficulties in maintaining or renewing existing licenses in other regulated jurisdictions in which we operate or in obtaining new licenses in jurisdictions into which we wish to expand. See also “—In some jurisdictions our key executives, certain employees or other individuals related to the business will be subject to licensing or compliance requirements. Failure by such individuals to obtain the necessary licenses or comply with individual regulatory obligations, could cause our business to be non-compliant with our obligations, or imperil our ability to obtain or maintain licenses necessary for the conduct of our business. In some cases, the remedy to such situation may require the removal of a key executive or employee and the mandatory redemption or transfer of such person’s equity securities that he, she or it holds in us, if any.”

The UK government’s ongoing review of the UK Gambling Act may result in more onerous regulation of the betting and gaming industry in Great Britain, part of our second-largest market, which could have a material adverse effect on our business, financial condition and results of operations.

In December 2020, the UK government commenced a review of the UK Gambling Act, with the objective of: (i) examining whether changes are needed to the system of gambling regulation in Great Britain to reflect changes to the gambling landscape since 2005 when the UK Gambling Act was introduced, particularly due to technological advances; (ii) ensuring there is an appropriate balance between consumer freedoms and choice on the one hand, and prevention of harm to vulnerable groups and wider communities on the other; and (iii) ensuring customers are suitably protected whenever and wherever they are gambling, and that there is an equitable approach to the regulation of the online and the land-based industries. See “Item 1. Business—Our Licenses—United Kingdom and Ireland—United Kingdom.”

The UK government’s review of the UK Gambling Act is extensive in scope. Key areas under review include:

•

the effectiveness of the existing online protections in preventing gambling harm and an evidence-based consideration of, by way of example, imposing greater control on online product design such as stake, speed and prize limits and the introduction of deposit, loss and spend limits;

•

the benefits or harms caused by allowing licensed gambling operators to advertise and make promotional offers and the positive or negative impact of gambling sponsorship arrangements across sports, e-sports and other areas;

•

the effectiveness of the regulatory system currently in place, including consideration of whether the UKGC has sufficient investigative, enforcement and sanctioning powers both to regulate the licensed market and address the unlicensed market;

•

the availability and suitability of redress arrangements in place for an individual consumer who considers it may have been treated unfairly by a gambling operator, including consideration of the introduction of other routes for consumer redress, such as a gambling ombudsman; and

•	the effectiveness of current measures to prevent illegal underage gambling and consideration of what extra protections may be needed for young adults in the 18-25 age bracket.

The call for evidence in connection with the review concluded in March 2021. On April 27, 2023, the UK government issued a white paper, which included proposals to:

•

hold a consultation to determine the maximum staking limit for online slot gaming products of between £2 and £15 per spin, with options of a £2 limit per stake, £4 limit per stake or an approach based on individual risk for 18-24 year-old players;

•	hold a consultation to determine whether to make player-set deposit limits mandatory or opt-out rather than opt-in;

•	introduce a statutory levy (as a percentage of revenue) requiring all licensed operators to make contributions to help fund research, education and treatment of gambling harms.; and

•	hold a consultation on imposing new obligations on licensed operators to conduct:

•	enhanced spending checks if a player loses £1,000 within one day or £2,000 within 90 days, with such thresholds halved for 18-24 year-old players; and

•	financial vulnerability checks if a player loses more than £125 within one month or £500 within one year.

This review is in addition to recent reforms introduced by the UKGC. For example, in 2020, the UKGC introduced a ban on the use of credit cards to place bets (for additional information about this ban and its effects on our business, see “—Financial and Banking Risks Relating to Our Operations—We depend on the ongoing support of payment processors and international multi-currency transfer systems”) and issued industry guidance regarding high-value customer schemes (often referred to as VIP programs), which include, among other measures, a requirement for licensed operators to undertake checks to establish that a high-value customer’s spending is affordable and sustainable, whether there is any evidence of gambling-related harm or heightened risk linked to vulnerability, and that the operator has in place up-to-date evidence relating to the individual’s identity, occupation and source of funds. Further, in February 2021, the UKGC also announced a number of measures that have impacted the design and offer of online slots games, including the banning of the following features with effect from October 31, 2021: (i) features that speed-up play or give the illusion of control over the outcome; (ii) slot spin speeds faster than 2.5 seconds; (iii) auto-play, which can lead to players losing track of their play; and (iv) sounds or imagery which give the illusion of a win when the return is in fact equal to or below a stake.

Further, in September 2021, Public Health England, which was at the time an executive agency of the UK Department of Health, issued a report dealing with the costs of gambling-related harm, in response to which Public Health England has urged the UK government to treat gambling-related harm as a public health issue.

The UKI division is our second-largest division and generated approximately 25.8% of our revenue for fiscal 2023. Although we seek to meet or exceed best practices in operations and customer protection with an emphasis on fair and responsible gaming, changes to regulation arising from the UK government’s review of the UK Gambling Act, or recent or further measures introduced by the UKGC or other bodies, could impede our ability to generate revenue in Great Britain and attract or retain new and existing customers in Great Britain, which could have a material adverse effect on our business, financial condition and results of operations. In line with our strategy to take a leadership role in responsible betting and gaming, we have implemented a broad range of player protections over the last three years during the pendency of the UK government’s review of the UK Gambling Act. We estimate that these changes have resulted in a loss of £150 million in annual revenue from our UKI business and that the incremental revenue impact from the proposed measures announced in the white paper could be between £50 million and £100 million, resulting in a total cumulative revenue impact of between £200 million and £250 million of annual UKI revenue.

The review of the UK Gambling Act could also result in changes to taxation policy applied to the betting and gaming industry. In the event His Majesty’s Treasury observes a reduction in the total taxes collected due to lower operator revenue within the new regulatory environment, this could cause His Majesty’s Treasury to attempt to remedy this reduction in total taxes by increasing tax rates and/or making other tax policy changes related to the betting and gaming industry. In November 2023, the UK government announced that it will consult shortly on proposals to bring remote gambling into a single tax, rather than taxing it through a three-tax structure.

We face the risk of loss, revocation, non-renewal or change in the terms of our betting and gaming licenses.

Our betting and gaming licenses tend to be issued for fixed periods of time, after which a renewal of the license is required. For example, certain licenses held by members of the Group will expire and need to be renewed in the ordinary course of business during the course of 2024. Licenses also typically include a right of revocation for the regulator in certain circumstances, for example, where the licensee is in breach of the relevant license provisions. If any of our betting and gaming licenses are not renewed, there are material delays in renewal, such licenses are revoked or such licenses are renewed on terms which are materially less favorable to us, this may restrict us from providing some or all of our services to customers located in the relevant jurisdiction and may result in our being required or choosing to withdraw from the jurisdiction either temporarily or permanently, either of which would have a consequent material adverse effect on our business, financial condition and results of operations.

In addition, the determination of suitability process as part of any renewal application may be expensive and time-consuming, and any costs incurred are unlikely to be recoverable if the application is unsuccessful. While we have established procedures in place to monitor renewal dates (including substantial internal regulatory teams and retaining outside counsel, where appropriate), the revocation or non-renewal of our licenses could arise if our directors, management, certain shareholders or business partners fail to comply adequately with the suitability, information reporting or other requirements of relevant licensing and regulatory authorities.

There have been, and continue to be, various attempts in the European Union to apply domestic criminal and administrative laws to prevent online betting and iGaming operators licensed in other Member States from operating in or providing services to customers within their territory; the case law of the Court of Justice of the European Union (the “CJEU”) on this issue continues to evolve and the reactions of the governments of EU member states creates uncertainty for iGaming operators.

We permit customers in most EU member states to access our services. There have been, and continue to be, attempts by regulatory authorities, state licensees and incumbent operators, including monopoly operators, in certain EU member states to apply domestic criminal and administrative laws to prevent, or try to prevent, online betting and iGaming operators licensed in other EU member states from operating in or providing services to customers within their territories. The application and enforcement of these principles by the CJEU, the domestic courts and regulatory authorities in various EU member states remains subject to continuing challenge and clarification. There have been, and continue to be, a considerable number of relevant proceedings before the domestic courts of various EU member states and the CJEU. The outcomes of these proceedings remain uncertain, and it may take some years before these proceedings are finally decided.

If the jurisprudence of the CJEU continues to recognize that EU member states may, subject to certain conditions, establish or maintain exclusive licensing regimes that restrict the provision of online betting and iGaming services by operators licensed in other EU member states, this may adversely affect our ability to permit customers in a given EU member state to access one or more of our online betting and iGaming services and to engage in certain types of marketing activity and customer contact. Depending on the way in which national courts or competent authorities interpret EU law, we may have to submit to local licensing, regulation and/or taxation in additional EU member states than is currently the case and/or exclude customers who are based in certain EU member states, either entirely or from certain of our product offerings. Any such consequences could potentially increase our operating costs and/or reduce our revenues in the European Union. Furthermore, the jurisprudence could negatively impact our expansion in the European Union. See also “—The successful execution of our growth strategy, particularly with respect to our U.S. business, which is critical to our long-term ambitions, will depend on successfully expanding our provision of online betting and iGaming services into certain new and existing jurisdictions and markets where the regulatory status of the provision of such services has been clarified or liberalized.”

The regulatory risks that we face may be greater where we have a physical presence.

We hold a number of licenses in a variety of jurisdictions across the globe. While our headquarters is in Dublin, Ireland, we have further offices in 74 other locations as of the date of this Annual Report. Our IT functionality operates in over 31 locations across four continents.

Local authorities are more likely to focus on businesses that have a physical presence in their jurisdiction since it is easier for such authorities to bring or enforce actions against such businesses and freeze their assets if local laws are violated. Any breach by us of local laws in a jurisdiction in which we have a physical presence may be more likely to result in enforcement action taken against us rather than if such breach were to occur in a jurisdiction where we do not have a physical presence. In particular, if we are unable to utilize our infrastructure to run our betting and iGaming operations or as a result of successful enforcement action taken by authorities, this could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance (“ESG”) matters, that could expose us to numerous risks.

We are subject to the evolving rules and regulations with respect to ESG matters of a number of governmental and self-regulatory bodies and organizations, such as the SEC, the New York Stock Exchange (“NYSE”), the European Union, the Irish and UK governments, the UK Financial Conduct Authority (“FCA”)

and the International Sustainability Standards Board, that could make compliance more difficult and uncertain. In addition, regulators, customers, investors, employees and other stakeholders are increasingly focused on ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention to comply with or meet those regulations and expectations. Developing and acting on ESG initiatives and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming. Further, ESG-related information is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements and CSRD and Corporate Sustainability Due Diligence Directive. Our ESG initiatives and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy, consistency or completeness of our ESG disclosures. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, our reputation and financial results could be adversely affected, and we could be exposed to litigation.

In some jurisdictions our key executives, certain employees or other individuals related to the business will be subject to licensing or compliance requirements. Failure by such individuals to obtain the necessary licenses or comply with individual regulatory obligations could cause our business to be non-compliant with our obligations or imperil our ability to obtain or maintain licenses necessary for the conduct of our business. In some cases, the remedy to such situation may require the removal of a key executive or employee and the mandatory redemption or transfer of such person’s equity securities that he, she or it holds in us, if any.

As part of obtaining real-money gaming licenses, the responsible gaming authority will generally determine the suitability of certain directors, officers and employees and, in some instances, significant shareholders. The criteria used by gaming authorities to make determinations as to who requires a finding of suitability or the suitability of an applicant to conduct gaming operations varies among jurisdictions, but generally requires extensive and detailed application disclosures followed by a thorough investigation. Gaming authorities typically have broad discretion in determining whether an applicant should be found suitable to conduct operations within a given jurisdiction. If any gaming authority with jurisdiction over our business were to find an applicable officer, director, employee or significant shareholder of ours unsuitable for licensing or unsuitable to continue having a relationship with us, we may be required to sever our relationship with that person, which could be materially disruptive to our business. Furthermore, we may be subject to disciplinary action or our licenses may be in peril if, after we receive notice that a person is unsuitable to be a significant shareholder or to have any other relationship with us or any of our subsidiaries, we: (i) pay that person any dividend or interest upon our voting securities; (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pay remuneration in any form to that person for services rendered or otherwise; or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his, her or its voting securities.

Our Memorandum and Articles of Association (the “Articles of Association”) provides that any of our ordinary shares or other equity securities owned or controlled by any shareholder whom we determine is an unsuitable person (following consultation with reputable outside gaming regulatory counsel), will be subject to mandatory sale and transfer to either us or one or more third-party transferees.

Additionally, a gaming regulatory body may refuse to issue or renew a gaming license or restrict or condition the same, based on our present or past activities, or the past or present activities of our current or former directors, officers, employees, shareholders or third parties with whom we have relationships, which could materially and adversely affect our business, operations or financial condition. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect our directors, officers, key employees or other aspects of our operations. To date, we believe that we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for our operations. However, we can give no assurance that any additional licenses, permits and approvals that may be required will be given or that existing ones will be renewed or will not be revoked. Renewal is subject to, among other things, continued satisfaction of suitability requirements of our directors, officers, key employees and shareholders. Any failure to renew or maintain our licenses or to receive new licenses when necessary would have a material adverse effect on us.

We are subject to litigation, and adverse outcomes in such litigation could have a material adverse effect on our business, financial condition and results of operations.

We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims, securities, tax, advertising practices, labor and employment, commercial disputes and services, as well as shareholder derivative suits, class action lawsuits, actions from former employees, suits involving governmental authorities and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. Additionally, we are likely to expand our operations to jurisdictions which have proven to be litigious environments and we may be subject to claims from customers, shareholders, contractual counterparties or others. Litigation to defend us against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition and results of operations.

For example, in the United States, a subsidiary of TSG was subject to proceedings initiated by the Commonwealth of Kentucky in respect of activities carried out between 2006 and 2011 that resulted in our Group incurring a cash cost of $323 million (which amount includes the associated legal fees) in 2021 in connection with the settlement of those proceedings.

Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, the posting of bonds requiring significant collateral, letters of credit or similar instruments, or we may decide to settle lawsuits on similarly unfavorable terms. These proceedings could also result in reputational harm, criminal sanctions, consent decrees or orders preventing us from offering certain products or requiring a change in our business practices in costly ways or requiring development of non-infringing or otherwise altered products or technologies. Our failure to successfully defend or settle any of these legal proceedings could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our business, financial condition and results of operations.

We have been, and continue to be, the subject of governmental investigations, settlement agreements and inquiries with respect to the operation of our businesses and we could be subject to future governmental investigations, settlement agreements, inquiries, legal proceedings and enforcement actions. Any such investigations, settlement agreements, inquiries, proceedings or actions could materially and adversely affect our business.

We have received formal and informal inquiries from time to time, from government authorities and regulators, including tax authorities and gaming regulators, regarding compliance with laws and other matters, and we may receive such inquiries in the future, particularly as we grow and expand our operations. Violation of existing or future regulations, regulatory orders or consent decrees has subjected and could in the future subject us to substantial monetary fines and other penalties that could adversely affect our business, financial condition and results of operations. In addition, it is possible that future orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated liability or penalties, or require us to change our business practices in a manner materially adverse to our business.

Our insurance may not provide adequate levels of coverage against claims.

We maintain insurance that we believe is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Moreover, any loss incurred could exceed policy limits, and policy payments made to us may not be made on a timely basis. Such losses could materially and adversely affect our business, financial condition and results of operations.

Insurance coverage is becoming increasingly expensive, and in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We may be unable to continue to obtain insurance on commercially reasonable terms or in adequate amounts, if at all. A successful claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our business, financial condition and results of operations.

Social responsibility concerns and public opinion regarding responsible gambling and related matters could significantly influence the regulation of online betting and iGaming and impact responsible gaming requirements, could result in investigations and litigation, and may adversely impact our reputation.

We have faced, and will likely continue to face, increased scrutiny related to responsible gaming, and the value of our brand may be materially and adversely affected if we fail to uphold the highest standards in this area. While we have implemented safer gambling measures designed to protect our customers, if the perception develops that we or the betting and gaming industry as a whole are failing to adequately protect vulnerable players, restrictions on the provision of betting and gaming services may be imposed on us, we may become the subject of investigations and litigation, and we may suffer harm to our reputation.

Public opinion can significantly influence the regulation of online betting and iGaming. A further negative shift in the perception of online betting and iGaming by the public or by politicians, lobbyists or others could affect future legislation or regulation in different jurisdictions. Among other things, such a shift could cause jurisdictions to abandon proposals to legalize or liberalize online betting and iGaming, thereby limiting the number of new jurisdictions into which we could expand. Increasingly negative public perception could also lead to new restrictions on, or to the prohibition of online betting and iGaming in, jurisdictions in which we currently, or may in the future, operate. If we are required to restrict our marketing or product offerings or incur increased compliance costs as a result of any such regulation, this could have a material adverse effect on our revenues and could increase operating expenses.

Additionally, increased scrutiny related to responsible betting and gaming may result in investigations into the commercial practices of betting and gaming industry service providers, including by governmental agencies, as well as class action or individual lawsuits by groups of users or individuals, respectively, of such services, including under tort, recovery of betting/gaming losses, negligence, breach of contract, civil conspiracy, unjust enrichment, fraud, public nuisance or other common law or analogous claims, or for breaches of regulations, including in the areas of product liability, consumer protection, unfair or deceptive trade practices, false advertising, unlawful marketing, unlawful gaming/gambling or breach of gaming/gambling regulation or licensing. Any such investigations or legal actions, including as a result of a change in policy or regulation, would have a material adverse effect on both our reputation and our business, financial condition and results of operations.

Furthermore, publicity about problem gambling and other problems, even if not directly or indirectly connected with us or our products, may adversely impact our reputation and the willingness of the public to participate in betting and gaming or a particular form of betting and gaming. Any harm to our reputation could impact employee engagement and retention, the willingness of customers and our partners to do business with us, and current and potential investors to invest in us, and regulatory oversight and approval of our business offerings, which could have a materially adverse effect on our business, financial condition and results of operations.

We may fail to maintain effective and compliant anti-money laundering, counter-terrorist financing and anti-corruption policies and procedures.

We currently receive deposits and other payments from customers in the normal course of our business. See also “—Financial and Banking Risks Relating to Our Operations—The receipt and holding of customer funds could be regarded as a deposit-taking business, requiring various financial services licenses/authorizations.” The receipt of monies from customers imposes anti-money laundering, counter-terrorist financing and other obligations and potential liabilities on us. Certain of our customers may seek to launder money through our businesses or use stolen funds to access betting or gaming services. While we have processes in place regarding customer profiling and the identification of customers’ sources of funds, such processes may fail or prove to be inadequate, whether in respect of the sources of customers’ funds or otherwise. If we are unsuccessful in detecting money laundering or terrorist financing activities, we could suffer loss directly, be subject to civil or criminal sanctions and/or lose the confidence of our customers, which could have a material adverse effect on our reputation, international brand expansion efforts, commercial relationships, ability to attract and retain employees and customers, qualification to have our equity securities listed on a stock exchange and, more generally, on our business, financial condition and results of operations. Furthermore, we could also be subject to regulatory enforcement leading to fines or other sanctions, which could also have a material adverse effect on our business, financial condition and results of operations. In addition, it is difficult for us to estimate the time or resources that will be needed for the investigation and final resolution of any regulatory enforcement proceedings relating to money laundering, terrorist financing or related activities because, in part, the time and resources needed depend on the nature and extent of the information requested by the authorities involved, and such time or resources could be substantial.

We are required to comply with all applicable international trade, export and import laws and regulations and we are subject to export controls and economic sanctions laws and embargoes imposed by the governments of the jurisdictions in which we operate. Changes in economic sanctions laws may restrict our business practices, including potentially requiring the cessation of business activities in sanctioned countries or with sanctioned entities or persons, and may result in our modifying our compliance programs. We are also subject to the Irish Corruption Offences Act, the Canadian Corruption of Foreign Public Officials Act, the U.S. Foreign Corrupt Practices Act, the UK Bribery Act, the Isle of Man Bribery Act and other anti-bribery laws that generally prohibit the offering, promising, giving, agreeing to give, or authorizing others to give anything of value, either directly or indirectly, to a government official or other person in order to influence official action, or otherwise obtain or retain a business advantage. Certain of such laws also require public companies to make and keep books and records that accurately and fairly reflect the company’s transactions and to devise and maintain an adequate system of internal accounting controls. For example, prior to our merger with TSG in 2020, the board of directors of TSG became aware of the possibility of improper foreign payments by TSG or its subsidiaries in certain jurisdictions outside of Canada and the United States. Once discovered, TSG contacted the relevant authorities in the United States and Canada with respect to these matters. Following an investigation, the SEC charged Flutter, as successor-in-interest due to its acquisition of TSG, with books and records and internal accounting controls violations under sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. Without admitting or denying the findings, we agreed to cease and desist from future violations and to pay a penalty of $4 million. We continue to cooperate with the relevant Canadian authorities in respect of all inquiries.

Furthermore, our business is heavily regulated and therefore involves significant direct and indirect interaction with public officials of various governments worldwide. We maintain safeguards and policies to deter practices by our directors, officers, employees, agents, collaborators and contractors that would violate applicable laws. However, we cannot ensure that our compliance controls, policies and procedures will in every instance protect us from acts committed by such persons that would violate the laws or regulations of the jurisdictions in which we operate. If we are unsuccessful in detecting such acts, we could suffer loss directly, be subject to civil or criminal sanctions and/or lose the confidence of our customers. We could also be subject to fines or other sanctions, such as disgorgement of profits, cessation of business activities, implementation of new or enhanced compliance programs, requirements to obtain additional licenses and permits, prohibitions on the conduct of our business and/or restrictions on our ability to market and sell products or provide services in one or more jurisdictions, all of which could also have a material adverse effect on our business, financial condition and results of operations. In addition, there is a risk that increased regulatory measures regarding anti-money laundering and counter-terrorist financing may require us to expend significant capital or other resources and/or may require certain businesses within our Group to modify internal standards, procedures or their product offering or operations.

The tightening of anti-money laundering regulations may also affect the speed and convenience with which customers can access our products and services, which may have a material adverse effect on our business, financial condition and results of operations.

If we fail to detect fraud, theft or money laundering, including by our customers and employees, our reputation may suffer, which could harm our brand and reputation and adversely affect our business, financial condition and results of operations, and can subject us to investigations and litigation.

The risk of financial fraud, including use of stolen or fraudulent credit card data, claims of unauthorized payments by customers and attempted payments by customers with insufficient funds are risks associated with the betting and gaming industry at large. We have incurred losses in this regard and may in the future incur similar or more substantial losses. Bad actors use increasingly sophisticated methods to engage in illegal activities, including activities involving personal data, such as unauthorized use of another person’s identity, account information or payment information, and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. For example, collusion between online poker players may occur through “chip dumping” (depositing and losing money against another colluding customer in an attempt to launder money). In addition, customers may commit or attempt to commit fraud or cheat, including through the use of artificial intelligence or other sophisticated computer programs (“bots”) to create an artificial competitive advantage to increase winnings with respect to online poker products, or by so-called “account takeovers” (performed by obtaining control of the account and using the funds of a third party) in respect of betting and gaming products more generally. The use of bots to play other real-money games such as bingo, slots and other casino games are other known methods of online betting and iGaming fraud. Acts of fraud or cheating may involve various tactics, possibly in collusion with our employees or other customers.

Successful exploitation of our systems could have adverse effects on our product offerings, services and customer experience and could harm our reputation. Failure to discover such acts or schemes in a timely manner could result in harm to our operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition and results of operations. In the event of the occurrence of any such issues with our existing platform or product offerings, substantial engineering and marketing resources and management attention, may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives. See also “—Risks Relating to Information Technology Systems and Intellectual Property—We are highly dependent on the development and operation of our sophisticated and proprietary technology and advanced information systems, and we could suffer failures, interruptions or disruptions to such systems or related development projects and/or we could fail to effectively adopt and implement new technologies and systems required for our business to remain competitive.”

We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations, or any accusations of money laundering or regulatory investigations into possible money laundering activities, by any of our properties, employees or customers could have a material adverse effect on our business, financial condition and results of operations.

We have implemented a variety of detection and prevention controls to minimize the opportunities for fraudulent play and collusion (including through the use of artificial intelligence or bots). We must continually monitor and develop their effectiveness to counter innovative techniques, and we cannot guarantee that any of our measures will be effective now or in the future. Our failure to adequately detect or prevent fraudulent or other illegal transactions could harm our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition and results of operations.

Online betting and iGaming contracts may be unenforceable and may result in player claims for refunds that, if successfully adjudicated and enforced, could have a material adverse effect on our business, financial condition and results of operations.

In several of the markets in which we provide online betting and iGaming products and services, online betting and iGaming contracts are deemed by courts of law either to be null and void or unenforceable. Although the choice of law clauses in end-user terms and conditions stipulate that betting and gaming transactions take place in the location of the operator (rather than in the location of the customer), there is a risk that customers located in these markets could later demand to recover the funds that they have wagered on an online betting and iGaming site from the operators of the site. Player claims have materialized on an industry-wide basis in Austria and Germany for refunds of historic losses based on the assertion that, under applicable local law, the iGaming offering under a Maltese remote multi-jurisdictional license is contrary to local law. Last year we were granted a local gaming license in Germany with respect to the products upon which such claims are generally based and no longer operate with respect to those products in Germany under our Maltese remote license. However, we continue to operate under our Maltese remote license in Austria, where there is no available local regulatory framework. Generally, local courts have been ruling in favor of players in Germany and Austria, though a limited number of German courts have ruled in favor of operators. Certain claimants that have been successful in adjudicating final claims in Austria have sought enforcement of the resulting judgments in Malta. In June 2023, Malta enacted legislation which prohibits the enforcement of foreign judgments against authorized Maltese licensed operators who are acting lawfully in accordance with Maltese law, which enshrined into law long-standing Maltese public policy. To date, there has been no final decision in Maltese courts with respect to the enforcement of any player claim in Malta. If a material proportion of player claims were successfully enforced either in Malta or any other jurisdiction, it could have a material adverse effect on our business, financial condition and results of operations.

Adverse changes to the taxation of betting and gaming or the imposition of statutory levies or other duties or charges could have a material adverse effect on our business, financial condition and results of operations.

The jurisdictions in which we hold or will hold licenses impose taxes and duties on their licensed activities. In addition to the direct and indirect taxes that apply generally to businesses operating in relevant jurisdictions, we will be subject to specific taxes, duties and levies on the provision of betting and gaming services and related activities in a number of jurisdictions. By way of illustration, over recent years the gaming industry has seen additional taxation levied by the legislatures of various countries including the following:

•	in Ireland, the duty on sports-betting stakes was doubled from 1% to 2% with effect from January 1, 2019;

•	in the United Kingdom, the UK remote gaming duty payable on a gaming provider’s profits from remote gaming with UK persons was increased from 15% to 21% on April 1, 2019;

•

in Germany, the German government introduced a gaming tax of 5.3% in 2021, which is applied on the stakes we receive from our poker and slots products, giving rise to a materially higher tax cost for our business;

•

in Australia, the point-of-consumption-tax imposed on online and land-based operators was increased in 2022 across a number of Australian states: in New South Wales from 10% to 15%, in the Australian Capital Territory from 15% to 20% (and a further increase from 20% to 25% on July 1, 2023) and in Queensland from 15% to 20%, together with a widening of the tax base to include tax on free bet stakes;

•

in India, Parliament confirmed an increase in the goods and services tax rate from 18% to 28% and determined the tax base should be customer deposits rather than gross gaming revenue with effect from October 1, 2023; and

•	in Ohio, the sports wagering tax rate imposed on online and land-based operators was increased from 10% to 20% as of July 1, 2023.

The betting and gaming industry has been, and may continue to be, the object of sporadic taxations in the future. If the rates of such taxes, duties or levies were to be increased or if the tax base of such taxes, duties or levies were to be widened (e.g., as a result of changes to the treatment of free bets, free plays, bonus credits or non-stake amounts received by operators such as account management fees, a move from a gross profits basis of taxation to a turnover basis, a move from a place of supply basis to a place of consumption basis or the imposition of new or increased withholding obligations), then this may have a material adverse effect on the overall tax burden that we bear.

Tax changes are not limited to markets in which the provision of betting and gaming services is regulated at the local, national or federal level, as we pay Value-Added Tax, Goods and Services Tax, or other similar taxes (collectively, “VAT”) or other betting and gaming taxes in some markets in which the provision of betting and gaming services are not regulated at the local, national or federal level.

We currently pay VAT in territories where we have determined that it is applicable but we do not pay VAT in territories where we have determined that it is not applicable to our business. Due to the uncertainty of the application of VAT law to our services, there could be additional territories where local authorities consider that the interpretation that VAT does not apply to some or all of our respective businesses is incorrect, and that VAT does apply, which could have a material adverse impact on our tax burden.

Our customers are located worldwide. If jurisdictions where betting and gaming winnings are currently not subject to income tax, or are taxed at low rates, were to begin to levy taxes or increase the existing tax rates on winnings, betting and gaming might become less attractive for customers in those jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.

Risk of disproportionate liability following changes in taxation law relating to our operations.

We are subject to a number of different tax regimes across the jurisdictions in which we operate. From time to time, these tax regimes change, often driven by new regulations or policies applicable to online betting and iGaming in the relevant jurisdictions. In certain circumstances, the effect of such changes could have a disproportionate effect on some of our operations.

In this regard, heightened attention has been given at national and supranational levels, including through the G20/Organisation for Economic Cooperation and Development (“OECD”) Base Erosion and Profit Shifting (“BEPS”) project, as well as in other public forums and the media, with regard to matters of cross-border taxation, and in particular, to taxation of the digital economy. For example, the United Kingdom implemented the offshore receipts in respect of intangible property rules imposing UK tax on the receipt of royalties by offshore companies deriving from business activity in the United Kingdom. Ireland, Gibraltar and Malta transposed the EU Anti-Tax Avoidance Directive into domestic law, including changes with respect to exit tax, General Anti-Abuse Rules and Controlled Foreign Corporation rules. Due to pressure from the European Union, many offshore jurisdictions have introduced “substance” requirements including with regard to intangible property companies.

The likelihood of scrutiny of tax practices by tax authorities in relevant jurisdictions and the aggressiveness of tax authorities remains high. In this context, we expect to be subject to increased reporting requirements regarding our international tax structure.

With respect to the OECD’s BEPS 2.0 project in December 2021, the OECD published the BEPS 2.0 Pillar Two model rules for domestic implementation of a 15% global minimum tax, and the European Union followed suit shortly thereafter. On December 12, 2022, the EU member states agreed to implement the OECD’s Pillar Two global corporate minimum tax rate of 15% on consolidated groups with revenues of at least €750 million, which would go into effect from 2024. Ireland has implemented the EU directive implementing this minimum tax rate for accounting periods commencing on or after January 1, 2024.

The Pillar Two model rules propose both an income inclusion rule, as well as an undertaxed payment rule. The income inclusion rule proposes a minimum tax rate concept applied by the tax authority of the jurisdiction of tax residence of a parent company (or an intermediate holding company in certain circumstances) to the profits of the Group. This is combined with the undertaxed payments rule which seeks to tax (e.g., by denying deductions for, payments to entities in low tax jurisdictions to the extent the income is not subject to tax under an income inclusion rule). We have active subsidiaries in a number of lower tax countries, and the introduction of any such measures could have an adverse effect on the overall tax burden borne by us. The technicalities of how the OECD Pillar Two model rules and the EU directive are transposed into domestic legislation by each jurisdiction are still to be determined and consultation on a number of areas remains ongoing. We will continue to monitor developments closely, though we expect this could lead to an increase in the Group’s effective tax rate from 2024 onwards.

The OECD’s BEPS 2.0 project has also proposed a new basis for taxing profits attributable to intangible assets under Pillar One, including new rules for defining a taxable presence for businesses which operate in a market without a physical presence by using a concept of “significant economic presence” or “significant digital presence” and seeking to apply a formulary approach using attribution factors that give greater weight to the user or consumer market location once the threshold for triggering sufficient “nexus” in that market has been reached. Such changes could result in us being treated as having a taxable presence, and becoming subject to tax, in jurisdictions in which we are not currently taxable but in which we will have a “digital” presence and/or in our profits being allocated or attributed between the various jurisdictions in which we operate on a revised basis. It was originally proposed that changes under Pillar One would take effect from 2023 but consensus on the rules has been delayed; however, the OECD’s Outcome Statement of July 11, 2023 indicates that substantial progress has now been made, with multi-lateral conventions on key aspects of the proposal expected to be open for signature in 2023 and expected to come into force from 2025.

Additionally, the OECD announced on July 11, 2023 that agreement had been reached between 138 countries not to impose unilateral digital services taxes (“DSTs”) from January 1, 2024 until the earlier of December 31, 2024 and the entry into force of the Pillar One multi-lateral convention. Nevertheless, there remains a risk that other jurisdictions may seek to take unilateral action through DST regimes intended to capture the value generated from users/consumers located in the taxing jurisdiction by certain digital business models such as search engines, social media platforms and online marketplaces—either before or after January 1, 2024. Until January 1, 2024, certain jurisdictions may continue to impose DSTs and in those jurisdictions tax authorities could seek to apply DSTs to our revenues, in particular Betfair Exchange and online poker revenues, depending on the terms of the applicable legislation. While some guidance has been released in relation to the application of these taxes, there is no certainty on the application of the rules to betting and gaming businesses. For example, we currently pay DST in Italy on these revenue streams, but there is a lack of clarity on how similar laws in other European countries such as France should be applied to the industry. Canada (in particular) proposes to implement a DST with effect from January 1, 2024, notwithstanding the OECD consensus. It is currently unclear how any additional tax payable in those other jurisdictions will impact on the tax payable in any of the jurisdictions in which we operate, on similar taxable income.

In the United States, state legislatures, as well as tax authorities, review the tax positions of companies from time to time. The federal government and individual states may consider changes to existing tax laws that, if enacted, could increase our tax obligations in the jurisdictions where we do business. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. Potential tax increases cannot be predicted with certainty and could materially impact our business.

Many questions remain about the enactment, form and application of these digital services taxes. The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our business, financial condition and results of operations. Moreover, if the U.S. tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition and results of operations may be adversely impacted.

Furthermore, tax authorities may impose indirect taxes on Internet-related commercial activity based on existing statutes and regulations which, in some cases, were established prior to the advent of the Internet. Tax authorities may interpret laws originally enacted for mature industries and apply it to newer industries, such as DFS, sports betting, iGaming or online horse racing wagering. The application of such laws may be inconsistent from jurisdiction to jurisdiction.

For example, the Office of the Chief Counsel of the U.S. Internal Revenue Service (the “IRS”) issued on August 7, 2020, a Generic Legal Advice Memorandum (“GLAM”) expressing the view that an organization involved in the operation of fantasy sports is liable for the excise tax on wagers under IRC § 4401 because fantasy sports entry fees are wagers. If the effects of the IRS Office of the Chief Counsel’s memorandum were to be applied, fantasy sports entry fees would no longer be considered non-taxable entry fees into games of skill and would become subject to an excise tax ranging from 0.25% to 2% per entry fee, depending on whether or not the entry fee is authorized under the law of the state in which such entry fee was accepted. Additionally, instead of delivering IRS form 1099 to certain winning customers, we would be required to deliver IRS form W-2G more regularly, which would require significant operational process changes. Consistent with the GLAM, the IRS subsequently assessed the federal wagering excise tax, at the 0.25% rate, on DFS entry fees received from 2015-2021. FanDuel disputes the assessment and has challenged it administratively. If necessary, FanDuel intends to challenge the assessment in court since, consistent with the interpretation in over twenty states, we consider DFS to be a game of skill and, therefore, not gambling, and, by extension, not “wagering.” Further, we and others that operate in the fantasy sports industry, including through the Fantasy Sports and Gaming Association, are engaged in the process of seeking to have the effects of the IRS Office of the Chief Counsel’s memorandum disapplied to us. The past and continuing efforts to seek such dis-application include participating in meetings (through outside legal counsel that represent us and others in the industry) with representatives of the IRS from time to time to further explain and discuss our industry’s operations and position and seeking further non-regulatory guidance from the U.S. Department of Treasury. To date, the U.S. Department of Treasury has not issued such guidance, and the IRS Office of the Chief Counsel has not issued a subsequent memorandum on the subject nor has it agreed to dis-apply the memo to us. Moreover, we cannot provide any assurance as to the success of these efforts or an expected timeline for when a final decision will be made by the IRS or any subsequent dispute resolution processes or court proceedings. If fantasy sports entry fees become subject to the excise tax, fantasy sports platforms are forced to deliver to the IRS form W-2G for certain winning customers, or the IRS should issue further assessments and penalties for past treatment of DFS contests as non-wagering games of skill, it could have a material adverse effect on our business, financial condition and results of operations.

Additionally, on October 1, 2023, the Indian Parliament confirmed an increase in the goods and services tax (“GST”) rate from 18% to 28% on online gaming and determined that the tax base should be player deposits. Furthermore, India’s Goods and Services Tax Council (the “GST Tax Authorities”) are currently investigating the historical characterization of services for taxation and therefore the GST rate applicable to products such as rummy, fantasy games and poker offered by online gaming businesses. Industry precedent for products characterized as “games of skill” has been to subject them to a tax of 18% on commission charged from players. The GST Tax Authorities are asserting that these products should have been characterized as “games of chance” and subject to a higher tax rate of 28% on the amount staked by players. There have been tax demand notices issued to several online gaming businesses in connection with this investigation and the cases are currently being appealed and remain unresolved. The lead case (The Directorate General of GST Intelligence vs. Gameskraft Technologies Private Limited) was ruled in favor of Gameskraft, the taxpayer, at the Karnataka High Court in May 2023, who found the taxes had been paid in accordance with the law, but the case is now being appealed at the Indian Supreme Court. On January 8, 2024, the Indian Supreme Court also issued a notice to the Directorate General of GST Intelligence in response to petitions filed by the E-Gaming Federation, Games24x7 and Head Digital Works challenging the government’s decision to retrospectively impose 28% GST on amounts staked by players and directed the government and the GST department to file their response. The case remains unresolved at the time of issue of the consolidated financial statements. The Group’s operations in India (Junglee and Sachiko) have received requests from the GST Authorities for information but have not yet received a tax demand notice. Any unfavorable developments with respect to this Indian GST matter could have a material adverse effect on our business, financial condition and results of operations.

We are subject to periodic review and audit by domestic and foreign tax authorities. Tax authorities may disagree with certain positions we have taken or that we will take, and any adverse outcome of such a review or audit could have a negative effect on our business, financial condition and results of operations. Although we believe that our tax provisions, positions and estimates are reasonable and appropriate, tax authorities may disagree with certain positions we have taken. In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. We are subject to tax audits in certain jurisdictions, including Italy, the United States and Australia. The final resolution of those audits, and other audits or litigation, may differ from the amounts recorded in our consolidated financial statements included herein and may materially affect our consolidated financial statements in the period or periods in which that determination is made. For example, in December 2022, the Italian Tax Police initiated an investigation of the operations conducted by our PokerStars business in Italy (“PS Italy”), alleging that the PS Italy’s server infrastructure located in Italy amounts to an Italian permanent establishment for corporate tax purposes. We are fully cooperating with the Italian tax authorities during this initial stage and have not yet been notified of a formal assessment.

Taking the discussion above into account, any changes in the rules regarding cross-border taxation or the revised interpretation of existing tax rules, could increase our tax liability and have a material adverse effect on our business, financial condition and results of operations.

A challenge to our tax policies could have a material impact on the amount of tax payable by us.

We have a policy to conduct business, including transactions between members of our Group, in accordance with current tax legislation, tax treaties and provisions applicable in the various jurisdictions in which we operate. We could be adversely affected by changes in tax laws, tax treaties and provisions or changes in the interpretation of tax laws by any tax authority. Equally, if any member of our Group is found to have a taxable presence in a jurisdiction where it had not registered a business presence, whether on the basis of existing law, the current practice of any tax authority or by reason of a change in law or practice, this may have a material adverse effect on the amount of tax including corporate income tax, transaction or sales tax or VAT payable by us.

It is also our policy that the pricing of any arrangements between members of our Group, such as the intra-group provision of services are established on an arm’s length basis. However, if the tax authorities in the relevant jurisdictions do not regard the arrangements between any members of our Group as being made at arm’s length in accordance with applicable tax law, the amount of tax payable by us may increase materially.

We regularly review our tax provision on the basis of current law. It is possible, however, that our tax provision may turn out to be insufficient.

Financial and Banking Risks Relating to Our Operations

We are exposed to foreign exchange rate risk with respect to the translation of foreign currency denominated balance sheet amounts into pounds sterling and to the risk of interest rate fluctuations.

Our reporting currency is U.S. dollars, but part of our income, deposits and expenditure is in other currencies, including euro, pounds sterling, Canadian dollars and Australian dollars, as well as other currencies. As a result, our revenues and costs are affected by foreign exchange rate fluctuations and volatility in exchange rates between U.S. dollars and relevant other currencies, which results in, and may continue to result in, volatility in our reported results of operations.

Exchange rate fluctuations also affect our consolidated statement of financial position, particularly with respect to individual assets and liabilities. In addition, Brexit has led to increased volatility, and an overall fall, in the value of the pound sterling. The impact of Brexit on the United Kingdom and global economy, could lead to continued volatility in the value of the pound sterling, and may result in volatility in our reported results of operations.

In line with our risk management policies, we may, from time to time, hedge a portion of our currency exposures and try to limit any adverse effect of exchange rate fluctuations on our business, financial condition and results of operations, but there can be no assurance that such hedging will eliminate the potentially materially adverse effects of such fluctuations.

Our exposure to the risk of changes in market interest rates relate primarily to interest expense on our long-term debt obligations with floating interest rates, including our term loan facilities pursuant to a Syndicated Facility Agreement, dated July 10, 2018 (as further amended, the “Term Loan B Agreement”), and our term loan facilities and revolving credit facility pursuant to a Syndicated Facility Agreement, dated November 24, 2023 (the “TLA/TLB/RCF Agreement”). As a result of the cash generative nature of our business and the cash balances we retain on behalf of customers, we are also exposed to interest rate risk affecting the income earned on such deposits. Interest rate increases, disruption in the credit markets, changes to our credit ratings or other credit or macroeconomic factors could negatively impact the availability or cost of funding, including our ability to incur additional indebtedness to operate our ongoing operations, fund liquidity needs or to refinance our credit facilities on commercially reasonable terms or at all.

We may, from time to time, hedge a portion of our net interest rate exposures and try to limit any adverse effect of interest rate fluctuations on our business, financial condition and results of operations, but there can be no assurance that such hedging will eliminate the potentially materially adverse effects of such fluctuations.

We depend on the ongoing support of payment processors and international multi-currency transfer systems.

We are reliant on payment and multi-currency processing systems to facilitate the movement of funds between each of our businesses and their respective customer bases. Anything that could interfere with our relationships with payment service providers would have a material adverse effect on our business. The introduction of legislation or regulations restricting financial transactions with online betting and iGaming operators or prohibiting the use of credit cards and other banking instruments for online betting and iGaming transactions, or any other increase in the stringency of regulation of financial transactions, whether in general or in relation to the online betting and iGaming industry in particular, may restrict our ability to accept payment from our customers or facilitate withdrawals by them. For example, in January 2020 the UKGC announced that, with effect from April 14, 2020, betting and gaming operators will not be permitted to accept credit card payments from UK based customers, resulting in our loss of revenue. For additional information about this ban, see “—Risks Relating to Regulation, Licensing, Litigation and Taxation—The UK government’s ongoing review of the UK Gambling Act may result in more onerous regulation of the betting and gaming industry in Great Britain, part of our second-largest market, which could have a material adverse effect on our business, financial condition and results of operations.” Since the implementation of UK’s ban on the use of credit cards to place bets online, we have suffered an estimated annualized loss of revenue of approximately $40 million-$45 million.

Certain governments may seek to impede the online betting and iGaming industry by introducing legislation or through enforcement measures designed to prevent customers or financial institutions, based in their jurisdictions, from transferring money to online betting and iGaming operations. They may seek to impose embargoes on currency use, wherever transactions are taking place. For example, since June 2010, Norway has enacted several pieces of legislation aiming to prevent the remittance of monies from Norwegian bank accounts to gaming operators. This may result in the providers of payment systems for a particular market deciding to cease providing their services for such a market. This in turn would lead to an increased risk that payments due to us are misappropriated, frozen or diverted by banks and credit card companies. There may be a limited availability of alternative systems, in particular in light of recent consolidation in the financial services industry. As a result, payment systems providers may increase their charges to us or our customers, and/or we may be required to source new payment systems providers of lesser quality and reliability than those providers previously used to service a particular market, which would also enhance the risk of default or delayed payments in circumstances where it would be too time consuming and challenging to sue for recovery. The likelihood of any such legislation or enforcement measures is greater in certain markets that seek to protect their state betting and gaming monopolies and/or that have foreign currency or exchange control restrictions.

The tightening, or other modifications to, or changes in interpretation of anti-money laundering regulations may also affect the speed and convenience of payment processing systems, resulting in added inconvenience to customers. Card issuers and acquirers may dictate how transactions and products need to be coded and treated which may also impact on acceptance rates. Certain card issuers, acquirers, payment processors and banks may also cease to process transactions relating to the online betting and iGaming industry as a whole or certain operators (including us) for reputational and/or regulatory reasons or in light of increased compliance standards of such third parties that seek to limit their business relationships with certain industry sectors considered as “high risk” sectors.

A number of issuing banks or credit card companies may, from time to time, reject payments to us that are attempted to be made by customers. Should such restrictions and rejections become more prevalent, or any other restriction on payment processing be introduced, iGaming activity by our customers or the conversion of registered customers into AMPs could be adversely affected, which in turn could have a material adverse effect on our ability to generate revenue.

In addition, if any relevant regulator were to challenge our payment arrangements, and we were unable to withstand such challenge, we would have to reorganize the way in which we receive payments from our customers. Such a reorganization of payment systems could disrupt our business and, as a result, have a material adverse effect on our business, financial condition and results of operations.

The receipt and holding of customer funds could be regarded as a deposit-taking business, requiring various financial services licenses/authorizations.

In common with other online betting and iGaming businesses, payments from our customers are generally required in advance of permitting such customers to participate in betting and iGaming activities. The receipt of funds from customers may be subject to regulation in various countries. For example, such payments may constitute “deposits” for the purposes of the UK financial services regime. Accepting deposits in the United Kingdom is a regulated activity, generally requiring those that accept deposits in the United Kingdom to be authorized under applicable financial services legislation.

We have previously received confirmation from the FCA that the acceptance by the relevant entity of such payments does not constitute “deposit taking” and that therefore we do not require authorization under applicable financial services legislation in the United Kingdom. If this position were to change, or if our UK-based business were found to be subject to any proposed changes to the FCA’s Licensing, Compliance and Enforcement Policy, we may have to either reorganize the way in which we receive payments from our customers or seek to obtain relevant authorizations. Such a reorganization of payment systems could disrupt our operations and result in our incurring unforeseen costs and expenses. In addition, any failure to obtain a necessary authorization may prevent us from continuing to provide our products in the same way as we currently do which may impose additional costs on the provision of such products or prevent us from providing some or all of our products to certain customers.

We may be exposed to the risk of customer chargebacks.

Chargebacks occur when customers, card issuers or payment processors seek to void card or other payment transactions. Chargebacks are a cost of most retail-based businesses and do not relate only to online betting and iGaming. Cardholders are supposedly able to reverse card transactions only if there has been unauthorized use of the card or the services contracted for have not been provided. Customers occasionally seek to reverse their real money losses through chargebacks. We place emphasis on control procedures to protect from chargebacks, including tracking customers that have previously charged back and by providing our customers with a variety of alternative payment processing methods such as e-wallets and pre-paid cards to reduce the risk of chargebacks. We expect that a proportion of our customers will continue to reverse payments made by card and other payment methods through the use of chargebacks, and if this is not controlled, it could have a material adverse effect on our business, financial condition and results of operations.

Our strategy could be materially adversely affected by our indebtedness.

As of December 31, 2023, we had total borrowings of $7,056 million. We may incur substantial additional indebtedness in the future, in particular in connection with future acquisitions, which remain a core part of our strategy, some of which may be secured by some or all of our assets. Our overall level of indebtedness from time to time may have an adverse effect on our strategy, including requiring us to dedicate portions of our cash flow to payments on our debt, thereby reducing funds available for reinvestment in the business, restricting us from securing the financing, if necessary, to pursue acquisition opportunities, limiting our flexibility in planning for, or reacting to, changes in our business and industry and placing us at a competitive disadvantage compared to our competitors that have lower levels of indebtedness.

We may need to refinance some or all of our debt upon maturity, either on terms that could potentially be less favorable than the existing terms, or under unfavorable market conditions, which may also have an adverse effect on our strategy. See also “—Risks Relating to Our Business and Industry—We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all. This could hamper our growth and materially and adversely affect our business.”

Risks Relating to Ownership of Our Ordinary Shares

Fulfilling our financial reporting and other regulatory obligations as a U.S. public company will be expensive and time consuming, and these activities may strain our resources.

As a public company with a recent U.S. listing of our ordinary shares in the United States, we are subject to the reporting requirements of the Exchange Act and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the related rules and regulations of the SEC, as well as the rules of the NYSE. The Exchange Act requires us to file annual and other reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting beginning with our next annual report with the SEC. Compliance with these requirements places additional demands on our legal, accounting, finance and investor relations staff and on our accounting, financial and information systems, and will increase our legal and accounting compliance costs as well as our associated compensation expense. As a U.S.-listed company, we may also need to enhance our investor relations and corporate communications functions. These additional efforts may strain our resources and divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition or results of operations. We expect to incur additional incremental ongoing and one-time expenses in connection with our transition to becoming a U.S.-listed company. The actual amount of the incremental expenses we will incur may be higher, perhaps significantly, from our current estimates for a number of reasons, and there may be additional costs we may incur that we have not currently anticipated.

We currently anticipate that we will be required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act by the end of our 2024 fiscal year. At that time, our management will be required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in the annual reports we will file with the SEC, and our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls. This process will require significant documentation of policies, procedures and systems, review of that documentation by our internal auditing and accounting staff and our outside independent registered public accounting firm and testing of our internal control over financial reporting by our internal auditing and accounting staff and our outside independent registered public accounting firm. This will involve considerable time and attention, may strain our internal resources and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter. If our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our ordinary shares could be negatively affected, and we could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for U.S. public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested, and expect to continue to invest, resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business, financial condition, results of operations and cash flow could be adversely affected.

We have identified deficiencies in our internal control over financial reporting that constitute “material weaknesses” as defined in Regulation S-X. If we are unable to remediate these deficiencies, or if we identify material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting to the standards required by U.S. securities laws, we may not be able to accurately report our financial condition or results of operations or prevent fraud.

We are not currently required to assess or report on the effectiveness of our internal control over financial reporting for purposes of Section 404 of the Sarbanes-Oxley Act. Pursuant to Section 404(a) of the Sarbanes-Oxley Act, beginning with our second filing of an annual report with the SEC after we become a U.S. public company, management will be required to assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Additionally, following an initial transition period, Section 404(b) of the Sarbanes-Oxley Act will require our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting.

We have identified deficiencies in our internal control over financial reporting that constitute material weaknesses as defined in Regulation S-X. The material weaknesses we have identified at this time relate to:

(i) maintaining sufficient evidence of an effective control environment to enable the identification and mitigation of risks of financial reporting errors; (ii) designing and implementing an effective risk assessment to identify and communicate appropriate objectives in relation to financial reporting error and fraud; (iii) designing and implementing effective control activities, including management review controls, in relation to certain complex accounting, valuation and other areas; (iv) designing and implementing effective general IT controls related to user access management and change management; (v) designing and implementing controls to address requirements relating to the completeness and accuracy of reports used in the operation of controls; (vi) maintaining sufficient documentation to evidence the processes and controls in place to ensure the adequate review over financial reporting as well as the identification and evaluation of the severity of internal control deficiencies, including material weaknesses; and (vii) the adequacy of monitoring procedures to ascertain whether the components of our financial reporting control framework were present and functioning.

In order to remediate the identified deficiencies, management has developed a comprehensive remediation plan which principally includes: (i) deploying additional resources with GAAP and SEC reporting experience to implement or operate the newly designed controls and providing additional training, (ii) deploying revised risk assessment processes for the scoping of key controls designed to prevent and detect material misstatements, (iii) enhancing and expanding across the organization the implementation of the general IT processes and controls, (iv) improving the evidencing of the operation of controls, (v) developing controls over the completeness and accuracy of reports used in the operation of controls, (vi) formalizing the processes around management review controls and controls related to complex accounting areas and (vii) enhancing the monitoring of the system of internal control to timely identify and communicate internal control deficiencies to those parties responsible for taking corrective action.

While implementation of the remediation plan remains ongoing, to date we have: (i) engaged external consultants with extensive expertise in internal controls, accounting and SEC matters to assist management in enhancing its overall internal control framework; (ii) upgraded our risk assessment; (iii) performed a control gap analysis and are in the process of designing enhanced business and IT processes and controls to the standards required by the Sarbanes-Oxley Act; (iv) enhanced the IT processes and controls in relation to the user access management; (v) provided additional trainings to all relevant personnel focusing on the documentation and evidencing of operation of controls; and (vi) enhanced our internal control monitoring plans. All other actions required to complete the implementation of our remediation plan remain to be completed at this time.

While we are working to remediate the identified deficiencies as timely and efficiently as possible, at this time we cannot provide an estimate of the time it will take to complete this remediation plan. During fiscal 2023, the Company did not incur material costs as part of its remediation efforts; however we cannot provide an estimate of costs expected to be incurred in connection with the implementation of this remediation plan. We expect the remediation to be time consuming and place significant demands on the Company’s financial and operational resources, but we don’t believe the costs involved are reasonably likely to be material. The remaining remediation work involves (i) ensuring full segregation of duties, (ii) training of finance and technology colleagues to ensure they fully understand their responsibilities regarding the performance and evidencing of key controls over financial reporting and the escalation of any issues or deficiencies in a timely manner, (iii) the re-designing of key controls and (iv) implementing processes to ensure our reporting is fully compliant with GAAP and SEC reporting requirements. It will also be necessary to further upgrade our processes over user access and change management for key systems that support financial reporting and to employ additional resources to ensure that the re-designed control environment can operate effectively and in a sustainable way. The implementation of our remediation measures will require validation and testing of the design and operating effectiveness of internal controls over a sustained period. In addition, we cannot ensure that the measures taken by us to date, and actions that we may take in the future, will be sufficient to remediate these deficiencies or that they will prevent or avoid potential future deficiencies. Neither we nor an independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act. Any testing conducted by us in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses for the purpose of the Sarbanes-Oxley Act or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. If we are unable to remediate any such material weaknesses, or if we identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls over financial reporting to the standards required by U.S. securities laws, we may not be able to accurately or timely report our financial condition or results of operations or prevent fraud. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have an adverse effect on our business, financial condition and results of operations.

We have not paid dividends on our ordinary shares since May 2020. If we do not pay dividends in the future, you may not receive any return on your investment unless you sell our ordinary shares that you own for a price greater than that which you paid for them.

We have not paid dividends on our ordinary shares since May 2020. The declaration, amount and payment of any future dividends on our ordinary shares will be at the sole discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, leverage levels, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our shareholders or by our subsidiaries to us and such other factors as our Board may deem relevant. In addition, our ability to pay dividends may be limited by agreements governing any indebtedness that we or our subsidiaries may incur in the future. As a result, if we do not pay dividends in the future, you may not receive any return on an investment in our ordinary shares unless you sell our ordinary shares that you own for a price greater than that which you paid for them.

Our ability to pay dividends or effect other returns of capital in the future depends, among other things, on our financial performance.

Our ability to pay regular dividends on our ordinary shares in the future is dependent on our financial performance, which may underperform market expectations. If our cash flow underperforms market expectations, then our capacity to pay a dividend or effect other returns of capital (including, without limitation, share repurchases) may be negatively impacted. Any decision to declare and pay dividends or to effect other returns of capital will be made at the discretion of the Board and will depend on, among other things, applicable law, regulation, restrictions (if any) on the payment of dividends and/or capital returns in our financing arrangements, our financial position, retained earnings/profits, working capital requirements, finance costs, general economic conditions and other factors that the Board deems significant from time to time. In addition, as an Irish-incorporated company, our ability to pay dividends is dependent on the extent to which we have sufficient profits available for distribution, and on the other limitations contained in the Irish Companies Act.

We are a holding company and depend on our subsidiaries for cash, including in order to pay dividends.

We are a group holding company and are dependent on earnings and distributions of funds from our operating subsidiaries for cash, including in order to pay any future dividends to our shareholders. Our future ability to pay dividends to our shareholders will depend on the ability of our subsidiaries to distribute profits or pay dividends to us, general economic conditions and other factors that the directors deem significant from time to time. Our distributable reserves can be affected by reductions in profitability, impairment of assets and severe market turbulence.

You may be diluted by the future issuance of additional ordinary shares in connection with our incentive plans, acquisitions or otherwise.

Our organizational documents and certain provisions of Irish law authorize us to issue new ordinary shares on a non-preemptive basis in certain circumstances. In addition, as disclosed below under “—Risks Relating to Our Jurisdiction of Incorporation—Shareholders could be diluted in the future if we increase our issued share capital because of the disapplication of statutory preemption rights. In addition, shareholders in certain jurisdictions, including the United States, may not be able to exercise their preemption rights even if those rights have not been disapplied,” our shareholders have opted out of statutory preemption rights otherwise applicable to the issue of new ordinary shares for cash within certain parameters. As a result, we may in the future decide to issue additional ordinary shares or other equity share capital on a non-preemptive basis, whether in connection with acquisitions or otherwise. This could dilute the proportionate ownership and voting interests of holders of ordinary shares and may have a negative impact on the market price of ordinary shares. In addition, any ordinary shares that we issue under any equity incentive plans that are currently in place or that we may adopt in the future, either as a result of the grant of new equity awards or the exercise of equity awards that are currently outstanding, would dilute the percentage ownership held by other investors.

We are a foreign private issuer and, as a result, we are exempt from certain provisions of the Exchange Act that are applicable to U.S. domestic public companies.

We currently qualify as a foreign private issuer under the Exchange Act. As a result, we are exempt from certain provisions of the Exchange Act that are applicable to U.S. public companies, including: (i) the sections of the Exchange Act regulating the solicitation of proxies, consents or authorizations in respect of a security registered under the Exchange Act, (ii) the sections of the Exchange Act requiring insiders to file public reports of their stock ownership and trading activities and liability for insiders who profit from trades made in a short period of time and (iii) Regulation Fair Disclosure, aimed at preventing issuers from making selective disclosures of material information. Although we have voluntarily chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC instead of filing on the reporting forms available to foreign private issuers, as a result of the above, you may not have the same protections afforded to shareholders of companies that are not foreign private issuers. Additionally, if we lose our foreign private issuer status in the future, it could result in additional costs and expenses related to full compliance with rules and regulations that apply to U.S. domestic issuers.

As a foreign private issuer, we are permitted to, and we will, follow certain home country corporate governance practices in lieu of certain requirements applicable to U.S. issuers. This may afford less protection to holders of our ordinary shares.

As a foreign private issuer listed on the NYSE, we are permitted to follow certain home country corporate governance practices in lieu of certain NYSE requirements. We follow corporate governance standards which are substantially similar to those followed by U.S. domestic companies under NYSE listing standards, except that we may follow our home country practice with respect to, among other things, the NYSE rules requiring shareholders to approve equity compensation plans and material revisions thereto. These and other home country practices may afford less protection to holders of our ordinary shares than would be available to the shareholders of a U.S. corporation.

We may lose our foreign private issuer status in the future, which could result in significant additional costs and expenses.

We are a foreign private issuer and, therefore, are not required to comply with the same periodic disclosure and current reporting requirements of the Exchange Act and related rules and regulations that apply to U.S. domestic issuers. Under Rule 3b-4 of the Exchange Act, the determination of foreign private issuer status is made annually on the last business day of an issuer’s most recently completed second fiscal quarter and, accordingly, we will make the next determination with respect to our foreign private issuer status based on information as at June 30, 2024.

In the future, we could lose our foreign private issuer status if, for example, a majority of our voting power was held by U.S. citizens or residents, and we fail to meet additional requirements necessary to avoid loss of foreign private issuer status. The regulatory and compliance costs to us under U.S. securities laws as a domestic issuer may be significantly higher than is the case while we are a foreign private issuer. If we are not a foreign private issuer, we will be required to file periodic reports and registration statements on U.S. domestic issuer forms with the SEC, which are more detailed and extensive than the forms available to a foreign private issuer. We will also be required to comply with U.S. federal proxy requirements, and our officers, directors and controlling shareholders will become subject to the short-swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. We may also be required to modify certain of our policies to comply with good governance practices associated with or applicable to U.S. domestic issuers. Such conversion and modifications will involve additional costs. In addition, we may lose our ability to rely upon exemptions from certain corporate governance requirements on U.S. stock exchanges that are available to foreign private issuers.

Any shareholder whose principal currency is not the U.S. dollar will be subject to exchange rate fluctuations.

Our ordinary shares traded on the NYSE are traded in U.S. dollars, and any cash dividends or other distributions to be declared in respect of them, if any, will be denominated in U.S. dollars. Shareholders whose principal currency is not the U.S. dollar and who wish to trade ordinary shares on the NYSE will be exposed to foreign currency exchange rate risk. Any depreciation of the U.S. dollar in relation to such foreign currency would reduce the value of our ordinary shares held by such shareholders, whereas any appreciation of the U.S. dollar would increase their value in foreign currency terms.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our ordinary shares, our share price and trading volume could decline.

The trading market for our ordinary shares will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrades our ordinary shares or publishes inaccurate or unfavorable research about our business, our ordinary share price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our ordinary share price or trading volume to decline and our ordinary shares to be less liquid.

The trading price of our ordinary shares may be volatile.

The trading price of our ordinary shares could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Our ordinary shares may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our ordinary shares may not recover and may experience a further decline.

Broad market and industry factors may materially harm the market price of our ordinary shares irrespective of our operating performance. The stock market in general and the NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our ordinary shares, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to us could depress our share price regardless of our business, financial conditions or results of operations. A decline in the market price of our ordinary shares also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Shareholders may be subject to voting or distribution restrictions on, or be required to dispose of, their interests in our ordinary shares as a result of the Group’s regulatory requirements.

The licensing or regulatory authorities in the principal jurisdictions in which Flutter has a betting and/or gaming license or in which the Group may seek a license in the future may have broad powers to request or require reporting of various detailed information from and/or approve the qualification or suitability for licensing of, online betting and iGaming operators, including their directors, management and the holders of legal and/or beneficial interests in shares. In some jurisdictions, such authorities may impose such information sharing and filing requirements on a continuous and ongoing basis, including in relation to the Group, its directors, management and the holders of legal and/or beneficial interests in ordinary shares. These powers may be exercised by regulators against the holders, whether legal or beneficial, of interests in shares or other securities in betting and gaming operators, as well as against the betting and gaming operators themselves, their directors and management.

In some circumstances, the purpose of the exercise of powers by licensing or regulatory authorities may be to identify shareholders and directors whose involvement with the licensed entity the licensing or regulatory authority considers unacceptable because such persons are not suitable directors, managers or shareholders to have a direct or indirect financial interest in, or influence over, a betting and gaming operator in such jurisdiction.

The information required, qualification or suitability requirements to be satisfied and ongoing regulatory filings to be submitted, may be very detailed, onerous and/or intrusive and may include, for example, personal and financial information concerning the ultimate beneficial owners and/or persons influencing the control of corporate shareholders. In many cases, the terms of our licenses or the provisions of regulations in relevant jurisdictions require us to produce such information on demand in relation to the holders of legal and/or beneficial interests in ordinary shares, as the case may be either following, or in some cases prior to, such persons acquiring specified percentage of legal and/or beneficial interests in our share capital. Any failure by the Group, its directors, its management or, as applicable, any holder (or proposed investor) of an interest in ordinary shares, to comply with such requests could result in the relevant licensing or regulatory authority taking adverse action against the Group in that jurisdiction which may include the suspension or revocation of licenses and/or the imposition of fines.

To address the various requirements referred to above, certain provisions are contained in Flutter’s Articles of Association which permit it to restrict the voting or distribution rights attaching to ordinary shares or to compel the sale of ordinary shares if a holder of legal and/or beneficial interests in ordinary shares does not satisfactorily comply with a regulator’s request(s) and/or the Group’s request(s) in response to regulatory action and/or the regulator indicates that such shareholder is not suitable (a determination which in all practical effects is at the sole discretion of such regulator) to be the holder of legal and/or beneficial interests in ordinary shares. Accordingly, to the extent a relevant threshold of ownership is passed, or to the extent any shareholder may be found by any such regulator to be able to exercise significant or relevant financial influence over the Group and is considered by a regulator to be unsuitable, there can be no assurance that any given holder of an interest in ordinary shares may not be subject to such restrictions or compelled to sell its ordinary shares (or have such ordinary shares sold on its behalf). If a holder of an interest in ordinary shares is required to sell its interests in ordinary shares (or have such ordinary shares sold on its behalf), subject to the Articles of Association, any such sale may be required at a time, price or otherwise on terms not acceptable to such holder.

Risks Relating to Our Jurisdiction of Incorporation

U.S. investors may have difficulty enforcing judgments against us, our directors and officers.

We are incorporated under the laws of Ireland, and our registered offices and a substantial portion of our assets are located outside of the United States, and many of our directors and officers are residents of Ireland or otherwise reside outside the United States. As a result, it may not be possible to effect service of process of proceedings commenced in the United States on such persons or us in the United States.

There is no treaty between Ireland and the United States providing for the reciprocal enforcement of judgments obtained in the other jurisdiction and Irish common law rules govern the process by which a U.S. judgment may be enforced in Ireland. As such, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on U.S. federal or state civil liability laws, including the civil liability provisions of U.S. federal or state securities laws, or hear actions against us or those persons based on such laws. The following requirements must be met as a precondition before a U.S. judgment will be eligible for enforcement in Ireland:

•	the judgment must be for a definite sum (this excludes enforcement of non-monetary judgments and enforcement of actions concerning un-liquidated debt);

•	the judgment must be final and conclusive, and the decree must be final and unalterable in the court which pronounces it;

•	the judgment must be provided by a court of competent jurisdiction, and the procedural rules of the court giving the foreign judgment must have been observed;

•	the U.S. court must have had jurisdiction in relation to the particular defendant according to Irish conflict of law rules; and

•	the Irish courts must be satisfied that they have jurisdiction over the relevant judgment debtors in accordance with the applicable court rules in Ireland.

Even if the above requirements have been met, an Irish court may exercise its right to refuse to enforce the U.S. judgment if the Irish court is satisfied that the judgment (i) was obtained by fraud; (ii) is in contravention of Irish public policy; (iii) is in breach of natural or constitutional justice; or (iv) is irreconcilable with an earlier judgment. By way of example, a judgment of a U.S. court of liabilities predicated upon U.S. federal securities laws may not be enforced by Irish courts on the grounds of public policy if that U.S. judgment includes an award of punitive damages. Further, an Irish court may stay proceedings if concurrent proceedings are being brought elsewhere.

Furthermore, as an Irish company, Flutter is governed by the Irish Companies Act, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.

Shareholders could be diluted in the future if we increase our issued share capital because of the disapplication of statutory preemption rights. In addition, shareholders in certain jurisdictions, including the United States, may not be able to exercise their preemption rights even if those rights have not been disapplied.

As a matter of Irish law, holders of our ordinary shares will have a statutory preemption right with respect to any issuance of our ordinary shares for cash consideration or the granting of rights to subscribe for our ordinary shares for cash consideration, unless such preemption right is disapplied, in whole or in part, either in our Articles of Association or by special resolution of our shareholders at a general meeting of shareholders. At our Annual General Meeting on April 27, 2023 (“the 2023 AGM”), shareholders opted out of statutory preemption rights in respect of any allotment of new shares for cash for (i) up to 8,820,680 new ordinary shares (representing approximately 5% of our issued share capital as at the date of the notice of the 2023 AGM) and (ii) up to an additional 8,820,680 new ordinary shares (representing approximately 5% of our issued share capital as at the date of the notice of the 2023 AGM), provided the proceeds of any such allotment as is referenced in sub-paragraph (ii) are used only for the purposes of financing (or refinancing) a transaction which the directors determine to be an acquisition or other capital investment of a kind contemplated by the Statement of Principles on Disapplying Preemption Rights. Thus, our Board is generally authorized to issue up to 17,641,360 new ordinary shares (representing approximately 10% of our authorized but unissued share capital as at the date of the notice of the 2023 AGM) on a non-preemptive basis for cash consideration until the authorization granted by shareholders expires at the next annual general meeting or July 27, 2024 (if earlier). The existing authority may be renewed by a further special resolution of shareholders at a general meeting.

In addition, even if the disapplication of preemption rights expires (and is not renewed by shareholders at a general meeting) or is terminated by our shareholders in a general meeting, due to laws and regulations in certain jurisdictions outside Ireland, shareholders in such jurisdictions may not be able to exercise their preemption rights unless we take action to register or otherwise qualify the rights offering under the laws of that jurisdiction. For example, in the United States, U.S. holders of our ordinary shares may not be able to exercise preemption rights unless a registration statement under the Securities Act is declared effective with respect to our ordinary shares issuable upon exercise of such rights or an exemption from the U.S. registration requirements is available. If shareholders in such jurisdictions are unable to exercise their preemption rights, their ownership interest would be diluted. Any future issuance of shares or debt instruments convertible into shares where preemption rights are not available or are excluded would result in the dilution of existing shareholders and reduce the earnings per share, which could have a material adverse effect on the price of shares.

As an Irish public limited company, certain capital structure decisions require shareholder approval, which may limit our flexibility to manage our capital structure.

Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our Articles of Association or by an ordinary resolution of our shareholders. At the 2023 AGM, shareholders authorized the Board to allot (i) up to 58,804,535 new ordinary shares (representing approximately 33.33% of our issued share capital as at the date of the notice of the 2023 AGM) and (ii) up to 117,609,070 new ordinary shares (inclusive of any shares issued pursuant to sub-paragraph (i)) (representing approximately 66.66% of our issued share capital as at the date of the notice of the 2023 AGM) provided any shares allotted pursuant to sub-paragraph (ii) are offered by way of a rights issue or other preemptive issue. The authorization granted by shareholders will expire at the earlier of our next annual general meeting or July 27, 2024 (if earlier). We cannot provide any assurance that this authorization will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.

Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our Articles of Association or by way of special resolution. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. At the 2023 AGM, shareholders opted out of statutory preemption rights in respect of any allotment of new shares for cash for (i) up to 8,820,680 new ordinary shares (representing approximately 5% of our issued share capital as at the date of the notice of the 2023 AGM) and (ii) up to an additional 8,820,680 new ordinary shares (representing approximately 5% of our issued share capital as at the date of the notice of the 2023 AGM), provided the proceeds of any such allotment as is referenced in sub-paragraph (ii) are to be used only for the purposes of financing (or refinancing) a transaction which the directors determine to be an acquisition or other capital investment of a kind contemplated by the Statement of Principles on Disapplying Preemption Rights. Thus, our Board is generally authorized to issue up to 17,641,360 new ordinary shares (representing approximately 10% of our authorized but unissued share capital as at the date of the notice of the 2023 AGM) on a non-preemptive basis for cash consideration until the authorization granted by shareholders expires at the next annual general meeting or July 27, 2024 (if earlier). We cannot provide any assurance that this authorization will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.

Irish law differs from the laws in effect in the United States with respect to defending unwanted takeover proposals and may give our Board less ability to control negotiations with hostile offerors.

Under the Irish Takeover Panel Act 1997, Irish Takeover Rules 2022 (the “Irish Takeover Rules”), our Board is not permitted to take any action that might frustrate an offer for our ordinary shares once our Board has received an approach that may lead to an offer or has reason to believe that such an offer is or may be imminent, subject to certain exceptions. Potentially frustrating actions such as (i) the issue of shares, options, restricted share units or convertible securities or the redemption or repurchase of shares, (ii) material acquisitions or disposals, (iii) entering into contracts other than in the ordinary course of business or (iv) any action, other than seeking alternative offers, which may result in frustration of an offer, are prohibited during the course of an offer or at any earlier time during which our Board has reason to believe an offer is or may be imminent. Exceptions to this prohibition are available where the action is approved by our shareholders at a general meeting or, in certain circumstances, where the Irish Takeover Panel has given its consent to the action. These provisions may give our Board less ability to control negotiations with hostile offerors than would be the case for a corporation incorporated in a jurisdiction of the United States.

The operation of the Irish Takeover Rules may affect the ability of certain parties to acquire our ordinary shares.

Under the Irish Takeover Rules, if an acquisition of ordinary shares were to increase the aggregate holding of the acquirer and its concert parties to ordinary shares that represent 30% or more of the voting rights of the company, the acquirer and, in certain circumstances, its concert parties would be required (except with the consent of the Irish Takeover Panel) to make an offer for the outstanding ordinary shares at a price not less than the highest price paid for the ordinary shares by the acquirer or its concert parties during the previous 12 months. This requirement would also be triggered by an acquisition of ordinary shares by a person holding (together with its concert parties) ordinary shares that represent between 30% and 50% of the voting rights in the company if the effect of such acquisition were to increase that person’s percentage of the voting rights by 0.05% within a 12-month period. Under the Irish Takeover Rules, our Board and their relevant family members, related trusts and “controlled companies” are presumed to be acting in concert with any corporate shareholder who holds 20% or more of our shares. The application of these presumptions may result in restrictions upon the ability of certain shareholders, any of their concert parties and/or members of our Board to acquire more of our securities, including under the terms of any executive incentive arrangements. We may consult with the Irish Takeover Panel with respect to the application of this presumption and the restrictions on the ability to acquire further securities, although we are unable to provide any assurance as to whether the Irish Takeover Panel will overrule this presumption. Accordingly, the application of the Irish Takeover Rules may restrict the ability of certain of our shareholders and directors to acquire our ordinary shares.

Transfers of our ordinary shares, other than by means of the transfer of book-entry interests in the Depository Trust Company (“DTC”), may be subject to Irish stamp duty.

Transfers of our ordinary shares effected by means of the transfer of book-entry interests in DTC will not be subject to Irish stamp duty. However, if you hold your ordinary shares directly rather than beneficially through DTC or your ordinary shares are transferred other than by means of the transfer of book-entry interests in DTC (such as transfers through the CREST system), any transfer of your ordinary shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired). In such circumstances, while the payment of Irish stamp duty is primarily a legal obligation of the transferee, when shares are purchased on the NYSE, the purchaser will require the stamp duty to be borne by the transferor. The potential for stamp duty could adversely affect the price of your ordinary shares which are held directly outside of DTC rather than beneficially through DTC or are transferred other than by means of the transfer of book-entry interests in DTC.

In certain limited circumstances, dividends we pay may be subject to Irish dividend withholding tax.

In certain limited circumstances, Irish dividend withholding tax (currently at a rate of 25%) may arise in respect of any dividends paid on our ordinary shares. A number of exemptions from Irish dividend withholding tax exist such that shareholders resident in the United States and shareholders resident in certain countries may be entitled to exemptions from Irish dividend withholding tax.

Shareholders resident in the United States that hold their ordinary shares through DTC will not be subject to Irish dividend withholding tax provided the addresses of the beneficial owners of such ordinary shares in the records of the brokers holding such ordinary shares are recorded as being in the United States (and such brokers have further transmitted the relevant information to a qualifying intermediary appointed by us). U.S. resident shareholders that hold their ordinary shares outside of DTC and shareholders resident in certain other countries (irrespective of whether they hold their ordinary shares through DTC or outside DTC) will not be subject to Irish dividend withholding tax provided the beneficial owners of such ordinary shares have furnished completed and valid dividend withholding tax forms, or an IRS Form 6166 in the case of U.S. resident shareholders only, to our transfer agent or their brokers (and such brokers have further transmitted the relevant information to our qualifying intermediary). However, other shareholders may be subject to Irish dividend withholding tax, which could adversely affect the price of your ordinary shares.

Dividends, if any, received by Irish residents and certain other shareholders may be subject to Irish income tax.

Shareholders entitled to an exemption from Irish dividend withholding tax on dividends received from us, if any, will not be subject to Irish income tax in respect of those dividends, unless they have some connection with Ireland other than their shareholding in us (e.g., they are resident in Ireland). Shareholders who are not resident nor ordinarily resident in Ireland but who are not entitled to an exemption from Irish dividend withholding tax will generally have no further liability to Irish income tax on those dividends which suffer Irish dividend withholding tax.

Ordinary shares received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.

Irish capital acquisitions tax (“CAT”) at a rate of 33% could apply to a gift or inheritance of our ordinary shares, irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our ordinary shares are regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT and certain other tax-free thresholds may also apply.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 1C.	Cybersecurity

Risk Management and Strategy

The secure collection, maintenance, processing and transmission of confidential and sensitive information, including personal data, is a critical element of our operations. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit certain confidential and sensitive information, including credit card numbers. Our information technology and other systems, and those of our third-party service providers, that collect, maintain, process and transmit customer, employee, service provider and business partner information are susceptible to increasing threats of continually evolving cybersecurity risks.

Third-party supply risk is managed by functional teams for the Group. Our third-party risk management process ensures that we evaluate relevant third-party cybersecurity controls through a cybersecurity questionnaire. Risks are identified and assessed, and we include security addendums to our contracts where applicable. We have worked to develop and further implement our supplier-risk framework to help us to manage our suppliers more holistically across the lifecycle. In addition, we have an external third-party threat intelligence service that monitors the dark web and other intelligence sources to provide real-time threat information to the Group and for selected critical suppliers. This information is a proactive position on cyber threats. The intelligence is acted upon and disseminated to the relevant functional teams for action and information.

We have an established cyber risk appetite, framework and policies to support risk-based decisions on where and how to allocate security resources. The management of cybersecurity related risks is integrated into our overall enterprise risk management process. Risks are regularly identified, assessed, monitored and reported on to ensure that we are able to allocate security resources appropriately. Risks get reported at divisional, executive and Board risk committees.

We are regularly audited by various internal and external bodies that validate compliance with regulatory requirements and industry standards. We perform periodical internal assessments of the design and operating effectiveness of our cybersecurity controls, including penetration testing. Dedicated cyber teams in each division and at the Group level perform assurance activities against the Flutter cyber risk and control framework. A dedicated, independent IT internal audit team performs several audits each year on a risk-based approach to key and changing cyber risks. Internal audits cover a variety of areas, including: patch and vulnerability, cyber threat management, security incident management, access management, network security, data loss prevention and business continuity planning. All findings are tracked to resolution to continually improve our cybersecurity maturity.

We have specialist security teams available 24/7 around the world to respond to security incidents should they occur. We maintain cyber insurance to further reduce the consequences of certain types of incidents, and we disclose material incidents to relevant regulatory bodies. We have third-party providers who provide real-time and proactive threat and intelligence and retainer services that assist in forensics and incident support alongside retained legal counsel services.

As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. We have engaged a third party to enhance our procurement operations model and processes. These enhancements include:

•	The extension of the rollout of tools across the business to strengthen the controls around spend governance in areas such as contract pre-approval and spend authorization.

•	The implementation of tools to risk-assess critical suppliers globally and help identify mitigation strategies to protect supply.

•	The formation of cross-disciplinary supplier risk forums to routinely monitor the global supplier risk landscape for developments and help manage emerging threats.

At this time, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. That said, as discussed more fully under “Item 1A. Risk Factors,” the sophistication of cyber threats continues to increase, and we cannot assure that our systems and processes will be successful, that we will be able to anticipate or detect all cyberattacks or other breaches, that we will be able to react to cyberattacks or other breaches in a timely manner or that our remediation efforts will be successful.

Governance

Role of Management

The Group Chief Information Security Officer (CISO) is responsible for the Group’s cyber strategy and policies and supporting risk, assurance and reporting processes. Our CISO has over 20 years of extensive experience in cyber security domains and information security as Group CISO, and in senior leadership roles in the financial and technology sectors, alongside a previous career in military intelligence. In addition, there are divisional chief information security officers who are supported by over 250 cybersecurity specialists are employed across Flutter to support the implementation of our cyber strategy.

We have established an Operational Risk and Compliance Committee (“ORCC”), which includes our Chief Financial Officer, Chief Legal Officer, Chief Operating Officer, Chief Information Officer (CIO), and Group directors across all functional teams. This committee, which meets monthly, oversees how risk and compliance standards are operationalized and enforced throughout the Group, including the implementation of risk mitigation activities where required. Areas that the ORCC covers, among others, include the Group’s cybersecurity risk and control environment and the enterprise risks and control environment of technology and legal risks.

Role of the Board

The Risk and Sustainability Committee is responsible for the review and oversight of issues related to the key technology risks facing the Company, including, but not limited to, the Company’s programs, policies, practices and safeguards for information technology, data privacy and protection, cybersecurity and fraud, identification, assessment, monitoring, mitigation and the overall management of those risks, and the Company’s cyberattack incident response and recovery plan. The Risk and Sustainability Committee receives standing quarterly updates from the CISO and CIO on, among other things, our divisional and Group-wide cyber risks, divisional progress on cyber initiatives, external insights, incident updates and post incident reviews, our cyber strategy and our views of the emerging threat landscape.

In addition, the Board receives regular updates via the Chair of the Risk and Sustainability Committee and various management committees, including the ORCC, Group internal audit, Group Risk and Group internal controls, and annual updates from the CISO and CIO on the state of cybersecurity across the Group. The Board is also notified of any relevant issues or incidents.

Item 2.	Properties

Our principal executive office is located in leased office space in Dublin, Ireland and consists of approximately 165,233 square feet. Our U.S. division has an operational headquarters in New York. We also have 73 other offices in North America, Europe, Australia, Asia and Africa. Our offices range in size from 400 to 165,233 square feet, and the majority are leased. Additionally, we have 1,165 retail shops in ten jurisdictions (Armenia, Bosnia and Herzegovina, Georgia, Italy, Ireland, Montenegro, North Macedonia, Serbia, the United Kingdom, and the United States), 13 of which are owned by us, and the remainder of which are leased. Our retail locations range in size from 23 square feet to 14,550 square feet. We are not aware of any environmental issues or other constraints that would materially impact the intended use of our facilities. While we may require additional space and facilities as our business expands, we believe that our current facilities are adequate to meet our current needs.

Item 3.	Legal Proceedings

We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims, securities, tax, advertising practices, labor and employment, commercial disputes and services, as well as shareholder derivative suits, class action lawsuits, actions from former employees, suits involving governmental authorities and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. Please see Note 21 “Commitments and Contingencies” to the consolidated financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report, which is incorporated by reference into this Item 3.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s ordinary shares were registered pursuant to Section 12(b) of the Exchange Act, and began trading on the NYSE (our principal United States trading market) under the symbol “FLUT,” on January 29, 2024. Prior to that date, no securities of the Company were registered under the Exchange Act. The Company’s principal foreign public trading market for the Company’s ordinary shares is the London Stock Exchange, where the Company’s ordinary shares are traded under the symbol “FLTR.”

Holders

As of February 29, 2024, there were 2,865 holders of record of our ordinary shares. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.

Dividends

The declaration, amount and payment of any future dividends on our ordinary shares will be at the sole discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, leverage levels, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our shareholders or by our subsidiaries to us and such other factors as our Board may deem relevant. In addition, as an Irish-incorporated company, our ability to pay dividends is dependent on the extent to which we have sufficient profits available for distribution, and on the other limitations contained in the Irish Companies Act.

We have not paid dividends on our ordinary shares since May 2020. Although we do not currently have any specific plans to pay dividends or engage in significant share repurchases, once we have optimized our leverage, we intend to return to shareholders capital that cannot be effectively deployed through organic investment or value creative M&A.

Share Repurchases

At the 2023 AGM, shareholders authorized the Company and/or any of its subsidiaries, by way of special resolution, to make market purchases of a maximum of 17,641,360 of our ordinary shares (being 10% of our issued share capital (excluding treasury shares) as of March 22, 2023). The price range at which ordinary shares may be acquired cannot be less than the nominal value of our shares and cannot be greater than the higher of (i) an amount equal to 105% of the average of the middle market quotations of our ordinary share for the five business days immediately preceding the day on which the ordinary share is contracted to be purchased; and (ii) an amount equal to the higher of the price of the last independent trade of an ordinary share and the highest current independent bid for an ordinary share on the market where the purchase is carried out. Shares purchased by us may be cancelled or held in treasury pending cancellation or re-issue. The timing, manner, price and amount of any repurchases under the repurchase authority will depend on a variety of factors, including economic and market conditions, the trading price of the Company’s ordinary stock, corporate liquidity requirements and priorities, applicable legal requirements and other factors.

The authority conferred at the 2023 AGM will expire at the close of our next annual general meeting or the close of business on July 27, 2024 (whichever is earlier). The Board will only exercise the power to purchase shares in the future at price levels at which it considers purchases to be in the best interests of the shareholders generally after taking account of the Group’s overall financial position. As of February 29, 2024, the Company has not repurchased any shares pursuant to this authority.

Irish Law Matters

As we are an Irish incorporated company, the following matters of Irish law are relevant to the holders of our ordinary shares.

Irish Restrictions on the Import and Export of Capital

There are no legislative or other provisions currently in force in Ireland or arising under our Articles that restrict the payment of dividends or distributions to holders of our ordinary shares not resident in Ireland, except for Irish laws and regulations that restrict the remittance of dividends, distributions and other payments in compliance with the Security Council of the United Nations, the European Union (and any of its members), the United Kingdom and the United States of America sanctions laws. The Financial Transfers Act 1992 does confer a statutory power on the Minister for Finance of Ireland to restrict financial transfers between Ireland and other countries and persons. Financial transfers are broadly defined and include all transfers that would be movements of capital or payments within the meaning of the treaties governing the member states of the European Union. To date, the Minister for Finance of Ireland has restricted financial transfers between Ireland and a number of third countries and the list is subject to on-going change. The acquisition or disposal of interests in shares issued by an Irish incorporated company and associated payments falls within this definition. In addition, dividends or payments on redemption or purchase of shares and payments on a liquidation of an Irish incorporated company would fall within this definition.

Irish Taxes Applicable to U.S. Holders

Irish Tax on Dividends

Dividend withholding tax (“DWT”) at a rate of 25% can apply to distributions on our ordinary shares unless an exemption is available. Distributions paid in respect of our ordinary shares that are owned by a U.S. resident and held through DTC will not be subject to DWT provided the address of the beneficial owner of such ordinary shares in the records of the broker holding such ordinary shares is in the United States (and such broker has further transmitted the relevant information to a qualifying intermediary appointed by us). Distributions paid in respect of our ordinary shares that are owned by a U.S. resident and held directly will not be subject to DWT provided the holder has provided our transfer agent with a completed IRS Form 6166 prior to payment of the distribution.

Irish Tax on Capital Gains

U.S. resident holders of our ordinary shares (who do not hold their shares in connection with a trade carried on by them in Ireland) will not be subject to Irish capital gains tax on a disposal of the ordinary shares so long as they remain listed on a recognized stock exchange. A shareholder who is an individual and who is temporarily not resident in Ireland may, under Irish anti-avoidance legislation, still be liable for Irish tax on capital gains on any chargeable gain realized upon the disposal of our ordinary shares during the period in which such individual is a non-resident.

Capital Acquisitions Tax

CAT at a rate of 33% could apply to a gift or inheritance of our ordinary shares, irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our ordinary shares are regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. CAT is levied at a rate of 33% above certain tax-free thresholds. The appropriate tax-free threshold is dependent upon (i) the relationship between the donor and the donee; and (ii) the aggregation of the values of previous gifts and inheritances received by the donee from persons within the same category of relationship for CAT purposes. Gifts and inheritances passing between spouses are exempt from CAT.

Stamp Duty

Irish stamp duty may be payable on transfers of our ordinary shares (currently at the rate of 1% of the price paid or the market value of the ordinary shares acquired, if greater). Transfers of our ordinary shares effected by means of the transfer of book-entry interests in DTC will not be subject to Irish stamp duty. A transfer of our ordinary shares where any party to the transfer holds such ordinary shares outside of DTC, or the transfer is effected other than by means of the transfer of book-entry interests in DTC (such as transfers through the CREST system), may be subject to Irish stamp duty. In such circumstances, while the payment of Irish stamp duty is primarily a legal obligation of the transferee, when shares are purchased on the NYSE, the purchaser will require the stamp duty to be borne by the transferor.

Holders of our ordinary shares wishing to transfer their ordinary shares into (or out of) DTC may do so without giving rise to Irish stamp duty provided that:

•	there is no change in the beneficial ownership of such shares as a result of the transfer; and

•	the transfer into (or out of) DTC is not effected in contemplation of a sale of such shares by a beneficial owner to a third party.

Our shareholders should consult their own tax advisers as to any tax consequences of holding our ordinary shares.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of the financial condition and results of operations of Flutter Entertainment plc and its consolidated subsidiaries in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we describe under “Item 1A. Risk Factors” and elsewhere in this Annual Report. See “Cautionary Statement About Forward-Looking Statements.”

Our Business

Flutter is the world’s largest online sports betting and iGaming operator based on revenue. Our ambition is to change our industry for the better and deliver long-term growth while also achieving a positive, sustainable future for all our stakeholders. We are well-placed to do so through the global competitive advantages of the Flutter Edge, which provides our brands with access to group-wide benefits to stay ahead of the competition, while maintaining a clear vision for sustainability through our Positive Impact Plan.

We are the industry leader by size with 12.3 million AMPs and $11,790 million of revenue globally for fiscal 2023. See “—Key Operational Metrics” below for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

We believe that we are well-positioned to capitalize on the future long-term growth of the markets we operate in, through our financial growth engine. This is built on:

•

Sustainable revenue growth: We seek to expand the Group’s player base and grow player value through product innovation and efficient generosity spend. We believe that there are significant revenue growth opportunities for both our U.S. and ex-U.S. businesses. As more U.S. states have legalized sports betting and iGaming, our U.S. business has grown revenue by 134.2%, from

$1,915 million in fiscal 2021 to $4,484 million in fiscal 2023. Excluding the U.S. business, we have grown revenue by 14.3%, from $6,393 million in fiscal 2021 to $7,306 million in fiscal 2023, including the benefit of acquisitions during that period, and we believe that our International “Consolidate and Invest” markets, which include Italy, Spain, Georgia, Armenia, Brazil, India and Turkey, provide the platform for continued high levels of future growth.

•

Margin benefits: We seek to increase the efficiency of our marketing investment and operating leverage to deliver high net income margins and Adjusted EBITDA Margins. The Group’s net income (loss) margins and Adjusted EBITDA Margins have been negatively impacted in recent years by significant investments in marketing and customer acquisition in the U.S. division. As we deliver against our U.S. strategy, the net income (loss) margin and Adjusted EBITDA Margin of the U.S. division have improved and we expect this trajectory to continue and drive further improvement in our consolidated net income (loss) margin and Adjusted EBITDA Margin over time.

•

Significant cashflow generation: Although recent acquisitions have resulted in increased long-term debt, we believe that the low levels of capital intensity due to the scalable nature of our technology platforms, and positive working capital from our expanding business, will permit us to reduce our leverage ratio over time. As of the end of fiscal 2023 and 2022, we had total long-term debt of $7,056 million and $6,750 million, respectively.

•	Disciplined capital allocation: We expect to drive long-term earnings per share growth and long-term value creation through disciplined capital allocation:

(i)

Disciplined organic investment: We believe that our player acquisition cost, lifetime value and player relationship management models and algorithms provide a disciplined evaluation framework enabling high returns from our investment in player growth and retention.

(ii)

Value creative M&A: We have clear criteria for acquiring bolt-on, “local-hero” brands, with podium (i.e. top-three) positions in high-growth markets. These local heroes are then complemented in the post-acquisition period by the benefits of the Flutter Edge. Our acquisitions of FanDuel, Adjarabet, Junglee Games, tombola and Sisal are examples of this strategy. We believe that there remains significant further M&A potential to add market-leading businesses in regulated markets where the Group does not currently have a presence.

(iii)

Returns to shareholders: We expect that the Group’s projected cash generation will permit us to reduce our leverage ratio over time and provide significant future balance sheet capacity. Although we do not currently have any specific plans to pay dividends or engage in significant share repurchases, once we have optimized our leverage, we intend to return to shareholders capital that cannot be effectively deployed through organic investment or value creative M&A.

We had a net loss per share of $(6.89), $(2.44) and $(5.24) for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

The combination of margin benefits, cashflow generation and disciplined capital allocation is expected to drive earnings per share growth and long-term value creation.

Our Products and Geographies

Our principal products include sportsbook, iGaming and other products, such as exchange betting, pari-mutuel wagering and DFS. For fiscal 2023, 55.9% of our revenue was derived from sportsbook, 39.2% of our revenue was derived from iGaming and 5.0% of our revenue was derived from other products, while 90.1% of our revenue at the Group level was generated from our online businesses. Our online operations are complemented by our 702 retail shops in Armenia, Georgia, Italy, Ireland, the United Kingdom, and the United States. Through our acquisition of MaxBet in January 2024 we also acquired an additional 463 retail shops in Bosnia and Herzegovina, Montenegro, North Macedonia and Serbia. In each market, we typically offer sports betting, iGaming, or both, depending on the regulatory conditions of that market.

We operate a divisional management and operating structure across our geographic markets. Each division has an empowered management team responsible for maintaining the momentum and growth in their respective geographic markets. Our divisions are: (i) U.S., (ii) UKI, (iii) Australia and (iv) International, which align with our four reportable segments which consist of:

(i)

U.S.: Our U.S. division offers sports betting, casino, DFS and horse racing wagering products to players across various states in the United States, mainly online but with sports betting services also provided through a small number of retail outlets, and certain online products in the province of Ontario in Canada.

The U.S. division is our fastest growing and our largest division, constituting $4,484 million (or 38.0%) of our revenue for fiscal 2023. For the three months ended December 31, 2023, we had a 43.2% share of the online sports betting market in the states where FanDuel sportsbook was live and a 25.7% share of the iGaming market in states where FanDuel casino and PokerStars (U.S.) were live.

The U.S. division consists of the following brands: FanDuel, TVG and PokerStars (U.S.). As of December 31, 2023, our FanDuel online sportsbook was available in 20 states (Vermont and North Carolina were added in the fiscal quarter ended March 31, 2024), our FanDuel online casino was available in 5 states, our FanDuel paid DFS offering was available in 44 states, our FanDuel or TVG online horse racing wagering product was available in 32 states, our FanDuel free-to-play products were available in all 50 states and our PokerStars (U.S.) iGaming product was available in 3 states.

(ii)

UKI: In the United Kingdom and Ireland, we offer sports betting (sportsbook), iGaming products (games, casino, bingo and poker) and other products (exchange betting) through our Sky Betting & Gaming, Paddy Power, Betfair and tombola brands. Although our UKI brands mostly operate online, this division also includes our 576 Paddy Power betting shops in the United Kingdom and Ireland as of December 31, 2023. Our UKI division constituted $3,047 million (or 25.8%) of our revenue for fiscal 2023.

(iii)

Australia: In Australia, we offer online sports betting products through our Sportsbet brand, which operates exclusively in Australia and offers a wide range of betting products and experiences across local and global horse racing, sports, entertainment and major events. Our Australia division constituted $1,447 million (or 12.3%) of our revenue for fiscal 2023.

(iv)	International: Our International division includes our operations in over 100 global markets and offers sports betting, casino, poker, rummy and lottery, mainly online.

Sisal, the leading iGaming operator in Italy, is the largest brand in the International division following its acquisition in August 2022. The International division also includes PokerStars, Betfair International, Adjarabet and Junglee Games. We continue to diversify internationally and are taking our online offering into regulated markets with a strong gambling culture and a competitive tax framework under which we have the ability to offer a broad betting and iGaming product range. In January 2024, we acquired an initial 51% controlling stake in MaxBet, a leading omni-channel sports betting and gaming operator in Serbia, creating an opportunity to accelerate growth and deliver a gold medal position in the Balkans region. Our International division constituted $2,812 million (or 23.9%) of our revenue for fiscal 2023.

Listing of Our Ordinary Shares on the New York Stock Exchange

On January 29, 2024, shares of our ordinary shares began trading on the NYSE under the symbol “FLUT.”

Non-GAAP Measures

We report our financial results in this annual report in accordance with U.S. GAAP; however, management believes that certain non-GAAP financial measures provide investors with useful information to supplement our financial operating performance in accordance with U.S. GAAP. We believe Adjusted EBITDA, Further

Adjusted EBITDA, Adjusted EBITDA Margin and Further Adjusted EBITDA Margin, both on a Group-wide basis and on a segment basis, provide visibility to the performance of our business by excluding the impact of certain income or gains and expenses or losses. Additionally, we believe these metrics are widely used by investors, securities analysts, ratings agencies and others in our industry in evaluating performance.

Adjusted EBITDA and Further Adjusted EBITDA are not liquidity measures and should not be considered as discretionary cash available to us to reinvest in the growth of our business or to distribute to shareholders or as a measure of cash that will be available to us to meet our obligations.

Our non-GAAP financial measures may not be comparable to similarly-titled measures used by other companies, have limitations as analytical tools and should not be considered in isolation. Additionally, we do not consider our non-GAAP financial measures as superior to, or a substitute for, the equivalent measures calculated and presented in accordance with U.S. GAAP.

To properly and prudently evaluate our business, we encourage you to review the consolidated financial statements included elsewhere in this annual report, and not rely on a single financial measure to evaluate our business. We also strongly urge you to review the reconciliations between our most directly comparable financial measures calculated in accordance with U.S. GAAP measures and our non-GAAP measures set forth in “—Supplemental Disclosure of Non-GAAP Measures.”

Key Operational Metrics

Average Monthly Players (“AMPs”) is defined as the average over the applicable reporting period of the total number of players who have placed and/or wagered a stake and/or contributed to rake or tournament fees during the month. This measure does not include individuals who have only used new player or player retention incentives, and this measure is for online players only and excludes retail player activity.

We present AMPs for each of our product categories, for each of our divisions and for the consolidated Group as a whole as we believe this provides useful information for assessing underlying trends. At the product category level, a player is generally counted as one AMP for each product category they use. In circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at each of the division and Group levels while also counting this player as one AMP for each separate product category that the player is using. For example, a player who uses FanDuel Sportsbook in the sportsbook product category and FanDuel Casino in the iGaming product category, in each case within the U.S. division, would appropriately count as one AMP for each of the sportsbook product category and the iGaming product category but only as one AMP for the U.S. division and one AMP for the Group as a whole. As a result, the sum of the AMPs presented at the product category level in each of our U.S., UKI and International divisions, where we offer multiple product categories (and in contrast to our Australia division, where we only offer our sportsbook product category), is greater than the total AMPs presented at the division level. For example, we reported within our U.S. division for fiscal 2023, AMPs of 2.6 million for our sportsbook product category, AMPs of 0.6 million for our iGaming product category and AMPs of 0.5 million for our other product category, while reporting AMPs for our U.S. division of 3.2 million (which figure is lower than the sum of 3.7 million that would be calculated by adding AMPs presented at the product category levels). Because the AMPs we present for the consolidated Group as a whole simply represent the sum of the AMPs we present for each of our four divisions, the sum of the AMPs we present for each of our product categories at the Group level will also exceed the total AMPs we present for the consolidated Group as a whole.

Notwithstanding the methodology described in the immediately preceding paragraph, our AMPs information is based on player data collected by each of our brands, which generally each employ their own unique data platform, and reflects a level of duplication that arises from individuals who use multiple brands. More specifically, we are generally unable to identify when the same individual player is using multiple brands and therefore count this player multiple times. For example, a player who uses Sky Betting & Gaming Sportsbook in the sportsbook product category and Paddy Power Casino in the iGaming product category, in each case within the UKI division, would appropriately count as one AMP for each of the sportsbook product category and the iGaming product category; however, this player would also count as two AMPs (rather than one AMP) for the UKI division and two AMPs (rather than one AMP) for the Group as a whole. In addition, a player who uses Sky Betting & Gaming Sportsbook in the sportsbook product category and Paddy Power Sportsbook in the sportsbook product category, in each case within the UKI division, would count as two AMPs (rather than one AMP) for the sportsbook product category, two AMPs (rather than one AMP) for the UKI division and two AMPs (rather than one AMP) for the Group as a whole. We are unable to quantify the level of duplication that arises as a result of these circumstances, but do not believe it to be material and note that it arises primarily in our UKI division, where we offer multiple successful brands within multiple product categories, but where we believe that most players tend to utilize only one brand given each brand has its own separate registration system and player platform.

In addition to the duplication that arises when the same individual player is using multiple brands as described in the immediately preceding paragraph, we do not eliminate from the AMPs information presented for the Group as a whole duplication of individual players who use our product offerings in multiple divisions. For example, a player who uses Betfair Casino in the iGaming product category within the UKI division and Betfair Exchange in the other product category within the International division would appropriately count as one AMP for each of the iGaming product category and the other product category and would appropriately count as one AMP for each of the UKI division and the International division; however, this player would count as two AMPs (rather than one AMP) for the Group as a whole. We are unable to quantify the level of duplication that arises as a result of these circumstances, but do not believe it to be material and note that players must demonstrate residency within the geography covered by a division to sign up for an account, and accordingly such duplication could only arise in the circumstance of an individual player having multiple residences across different divisions.

We do not believe that the existence of player duplication as described in the previous two paragraphs undercuts the meaningfulness of the AMPs data that we present for assessing underlying trends in our business, and our management uses this AMPs data for this purpose.

Stakes represent the total amount our players wagered in sportsbook and is a key volume indicator for our sportsbook products. The variability of sporting outcomes can result in an impact to sportsbook revenue that may obscure underlying trends in the sportsbook business relating to growth in amounts wagered and, accordingly, staking data can provide additional useful information. We do not utilize staking information to track performance of our iGaming products. Because our iGaming business is not subject to the same variability in outcomes, management is able to assess trends in our iGaming business by analyzing AMPs and revenue changes, without the need to collect or analyze stakes and believes that collecting and analyzing stakes data in our iGaming business would not provide meaningful incremental information regarding trends in such business that is not already provided by collecting and analyzing our iGaming AMPs and revenue data.

Sportsbook net revenue margin is defined as sportsbook revenue as a percentage of the amount staked. This is a key indicator for measuring the combined impact of our overall margin on sportsbook products and levels of bonusing.

Acquisitions and Disposals

In certain periods under discussion below, we have entered into acquisitions and disposals. This approach is consistent with our business strategy of investing to build leadership positions in regulated markets globally. We intend to continue to make similar investments in the future in attractive, fast-growing markets where growing our business organically is typically slower or more difficult to achieve. For example, in January 2024, we acquired an initial 51.0% controlling stake in MaxBet, a leading omni-channel sports betting and gaming operator in Serbia. These acquisitions and disposals affect various aspects of our results of operations and either increase or decrease our results of operations for the periods in which their results are combined with (or removed from) our consolidated financial statements. Acquisitions, in particular, can involve significant investments to integrate the business of the acquired company with our business, and such costs may vary significantly from period to period. Accordingly, the impact of acquisitions and divestments may result in our financial information for such periods being less comparable to, or not being comparable at all, to prior financial periods.

The acquisitions and disposals that we completed in the periods under discussion are noted below:

•	On August 4, 2022, we completed the acquisition of Sisal, Italy’s leading iGaming operator, from CVC Capital Partners Fund VI for cash consideration of $2,037 million.

•

On July 1, 2022, we acquired the remaining 49.0% stake in Adjarabet, one of the largest iGaming operators in the regulated Georgian market, for consideration of $251 million, bringing our holding in Adjarabet to 100%, an increase from our previous controlling interest of 51.0%, which we acquired in February 2019.

•	On January 10, 2022, we acquired tombola, one of the leading online bingo operators in the UK market. The purchase comprised of a cash payment of $557 million.

•

On September 10, 2021, we acquired a 100% stake in Singular, a European sports betting and gaming technology platform, for consideration of $44 million (in cash, contingent consideration and deferred consideration).

•	On August 31, 2021, we sold our entire shareholding in Oddschecker Global Media, our odds comparison website, to Bruin Capital for cash consideration of $175 million.

•

On January 28, 2021, we acquired an initial 50.1% controlling stake in Junglee Games, an Indian online rummy operator, for consideration of $67 million (in cash and deferred consideration). In June 2021, we exercised an option to acquire an additional 7.2% stake for a consideration of $8 million. During fiscal 2022 we exchanged a 5.0% equity stake in a subsidiary of Junglee Games for the acquisition of 100% of Sachiko Gaming Private Limited, an online poker gaming developer based in India, with options to acquire the 5.0% equity stake in 2027 and/or 2032 or in the event of a liquidation event relating to Junglee Games. During 2023, we exercised options to acquire an additional 32.5% stake in Junglee Games for $95 million.

Trends and Factors Affecting Our Future Performance

Significant trends and factors that we believe may affect our future performance include the items noted below. For a further discussion of trends, uncertainties and other factors that could affect our operating results see “Item 1A. Risk Factors.”

Industry Opportunity and Competitive Landscape

We operate within the global sports betting and iGaming market and offer a wide range of innovative products through a portfolio of Flutter brands. Our strategic objectives are to (i) extend our leadership position in the U.S.; (ii) maintain and grow our player base in UKI, Australia and Italy; and (iii) invest for leadership in high potential international markets to achieve global scale. We believe our unparalleled portfolio of products, diversified geographic footprint and the benefit of the combined power of the Group, which we refer to as the Flutter Edge, provide our key competitive advantages which empower Flutter’s brands to deliver sustainable value in this market.

The sports betting and iGaming market is becoming increasingly competitive. This competition takes place at both a local and an international level. Operators attract players to their apps and websites with the implication that the barriers to a player switching between competing operators are low. We believe our competitive advantages provided by the Flutter Edge equip our brands with access to talent, technology, product and capital, which, in turn, position us well to capture market share in the future.

Regulatory Environment

We operate in a highly regulated industry, where laws and legislations are ever-changing. On the one hand, this provides us with opportunities for expansion of our footprint into new markets. For example, in the U.S., we launched our online sportsbook products in New York, Louisiana, Wyoming, Kansas and Maryland in fiscal 2022 and Ohio and Massachusetts in fiscal 2023, following the recent relaxation of state regulations.

The regulatory environment can, however, also place limitations on the online and offline marketing channels or alter the way in which players engage with our products in certain markets. For example, in Italy, an “advertising ban” has been in force since the beginning of 2019. This included a complete ban on direct and indirect advertising, sponsorship, the use of “influencers” and all other forms of communications with promotional content relating to games or betting with cash winnings. Also, in UKI, regulatory changes and safer gambling initiatives being introduced by operators are also leading to slower market growth.

The diversified nature of the Group’s revenue streams, from both a geographic and product perspective, help mitigate the impact of any single adverse regulatory change, while also providing access to markets with different growth profiles.

Remediation of Internal Controls Deficiencies

As discussed in Part I, “Item 1A. Risk Factors—Risks Relating to Ownership of Our Ordinary Shares—We have identified deficiencies in our internal control over financial reporting that constitute ‘material weaknesses’ as defined in Regulation S-X. If we are unable to remediate these deficiencies, or if we identify material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting to the standards required by U.S. securities laws, we may not be able to accurately report our financial condition or results of operations or prevent fraud.” In connection with our preparation for complying with the Sarbanes-Oxley Act, we have identified deficiencies in our internal control over financial reporting that constitute material weaknesses as defined in Regulation S-X. In order to remediate the identified deficiencies, management has developed a comprehensive remediation plan. During the fiscal year ended December 31, 2023 to date, the Company has not incurred material costs as part of its remediation efforts; however, we cannot provide an estimate of costs expected to be incurred in connection with the implementation of this remediation plan. We expect the remediation to be time consuming and place significant demands on the Company’s financial and operational resources, but we do not believe the costs involved are reasonably likely to be material. The remaining remediation work involves (i) ensuring full segregation of duties, (ii) training of finance and technology colleagues to ensure they fully understand their responsibilities regarding the performance and evidencing of key controls over financial reporting and the escalation of any issues or deficiencies in a timely manner, (iii) the re-designing of key controls and (iv) implementing processes to ensure our reporting is fully compliant with GAAP and SEC reporting requirements.

Key Components of Revenue and Expenses

Revenue

We are engaged in the business of digital sports entertainment and gaming, earning revenue from a variety of sports betting and gaming products. Our main revenue streams are as below.

Sportsbook

Sportsbook involves the player placing a bet (wager) on various types of sporting events at fixed odds determined by the Group. Bets are made in advance of the sporting event that will determine the outcome of the wager. The player places their bet in the custody of the Group until the event occurs and the result of the sporting event is determined. Our revenue represents the net win or loss from the outcome of a sporting event, net of new player incentives and player retention incentives.

iGaming

iGaming consists of a full suite of casino games, such as roulette, blackjack, slot games, bingo and rummy, along with poker and lottery products. Casino games involve players placing wagers to play an online game against the Group. Our revenue represents the net win or loss from a game, net of new player incentives and player retention incentives.

Online poker is a peer-to-peer game offered through multiple platforms within the Group where individuals engage in gameplay against other individuals, and not against the Group. The Group collects a percentage of a game’s wagers up to a capped amount in ring games and a tournament entry fee for scheduled tournaments and sit and go tournaments.

The Group is a lottery operator in Italy and has a wide-ranging portfolio of draw-based (National Numeric Totalizer Gaming products) and instant lottery games that are distributed through affiliated sales points both offline and online. The Group earns a fixed percentage of the collection made through its distribution network. Revenue from draw-based games is recognized upon the execution of the draw. The Group earns a reseller commission where products are distributed through its websites and apps and a facility fee where products are distributed through its affiliated sales points.

Other Revenue

Exchange Betting

The Group’s Betfair Exchange offers a platform for players to bet on the outcome of discrete events, typically sports or racing events. Players bet against each other and not against the Group. The Group earns a commission on the players winnings, net of discount which vary based on a player’s betting activity.

Pari-mutuel Wagering

Pari-mutuel wagers are sent into commingled pools at the host racetrack and are subject to all host racetrack rules and restrictions. Revenue represents a percentage of the wager from pari-mutuel wagers on horse and greyhound races, which depends on the racetrack, type of wager accepted and the associated state regulations.

Other

The Group also generates revenue from its DFS platform, consultancy and support services to the casinos that operate live poker tours and events, various sponsorships and interest on player deposits.

Cost of Sales

Cost of sales primarily consists of gaming taxes, license fees, platform costs directly associated with revenue-generating activities (including those costs that were originally capitalized for internally developed software) payments to third parties for providing market access, royalty fees for the use of casino games, payment processing fees, direct costs of sponsorships, usage costs (including data services), revenue share payments made to third parties that refer players to the platform, payments for geolocation services of online players and amortization of certain capitalized development costs related to our platforms. Cost of sales also includes compensation, employee benefits and share-based compensation of revenue-associated personnel, including technology personnel engaged in the maintenance of the platforms. It also includes property costs and utility costs for retail stores.

Technology, Research and Development Expenses

Technology, research and development expenses include compensation, employee benefits and share-based compensation for technology developers and product management employees as well as fees paid to outside consultants and other technology related service providers. These expenses are not directly associated with revenue generating activities and are intended to improve and facilitate the player experience, ensuring the quality and safety of the player experience on our online sports betting and iGaming platform and protecting and maintaining our reputation. It also includes depreciation and amortization related to computer equipment and software used in the above activities together with equipment lease expenses, connectivity expenses, office facilities and related office facility maintenance costs related to the above activities.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of expenses associated with advertising, sponsorships, market research, promotional activities, amortization of trademarks and customer relations, and the compensation and employee benefits of sales and marketing personnel, including share-based compensation expenses. Advertising costs are expensed as incurred and are included in sales and marketing expense in our consolidated statements of comprehensive income (loss).

General and Administrative Expenses

General and administrative expenses include compensation, employee benefits and share-based compensation for executive management, finance administration, legal and compliance, human resources, facility costs, professional service fees and other general overhead costs, including depreciation and amortization.

Other (Expense) Income, Net

Other (expense) income, net includes foreign exchange gain/(loss) on financing instruments associated with financing activities, changes in the fair value of the Fox Option, investments, derivative instruments, contingent considerations, gain/(loss) on disposals and settlement of long-term debt.

Interest Expense, Net

Interest expense, net includes interest expenses, unwinding of discount on long-term debt and bank guarantees, offset by interest income.

Income Tax Expense

Income tax expense represents income tax expense generated in jurisdictions where the Group operates. Our effective tax rates will vary depending on the relative proportion of foreign to domestic income, interest, penalties, changes in the valuation of our deferred tax assets and liabilities, changes in uncertain tax positions and changes in tax laws.

Operating Results

Operational and Financial Metrics for the Group

The following table presents our AMPs for the Group, by total Group and by product category for fiscal 2023, 2022 and 2021:

	Fiscal
(Amounts in thousands)	2023	2022	2021
Total Group AMPs(1)	12,325	10,245	8,146
Group AMPs by Product Category(1)
Sportsbook	7,383	6,187	5,110
iGaming	5,718	4,583	3,447
Other	1,413	1,275	1,163

(1)

In circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the Group level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the Group level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents a summary of our financial results for the periods indicated and is derived from our consolidated financial statements for the years ended December 31, 2023, 2022 and 2021.

(Amounts in $ millions, except percentages)	Fiscal
Financial Metrics	2023	2022	2021
Revenue	$11,790	$9,463	$8,308
Cost of sales	(6,202)	(4,813)	(3,881)

Gross Profit	$5,588	$4,650	$4,427
Technology, research and development expenses	(765)	(552)	(634)
Sales and marketing expenses	(3,776)	(3,014)	(2,819)
General and administrative expenses	(1,596)	(1,172)	(1,423)

Operating loss	$(549)	$(88)	$(449)
Other (expense)/income, net	(157)	5	101
Interest expense, net	(385)	(212)	(215)

Loss before taxes	$(1,091)	$(295)	$(563)
Income tax expense	(120)	(75)	(194)

Net loss	$(1,211)	$(370)	$(757)
Net loss margin (1)	(10.3)%	(3.9)%	(9.1)%

Adjusted EBITDA (2)	$1,679	$1,141	$886
Adjusted EBITDA Margin (2)	14.2%	12.1%	10.7%

Further Adjusted EBITDA (2)	$1,875	$1,288	$1,370
Further Adjusted EBITDA Margin (2)	15.9%	13.6%	16.5%

(1)	Net loss margin is net loss divided by revenue.
(2)

Adjusted EBITDA, Adjusted EBITDA Margin, Further Adjusted EBITDA and Further Adjusted EBITDA Margin are non-GAAP financial measures. See “—Supplemental Disclosure of Non-GAAP Measures” for additional information about these measures and reconciliations to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Fiscal 2023 Compared to Fiscal 2022

Our total revenue grew 24.6%, to $11,790 million for 2023. The growth was mainly driven by continued expansion of our player base, with AMPs up 20.3% to 12.3 million and AMP growth across all segments. Our U.S. segment was a key driver of this growth, with revenue 40.7% higher year on year despite the impact of adverse sports results. Sports results are calculated as the difference between our expected net revenue margin for the period and our actual net revenue margin, which were particularly pronounced in the quarter ended December 31, 2023 and had an approximately 7.8 percentage point growth impact. Revenue growth outside of the U.S. of 16.4% year on year was partly driven by strong growth in UKI and in our “Consolidate and Invest” markets within International. We also benefited from the full year consolidation of the Sisal business acquired during 2022, which generated $1,218 million of revenue in 2023 and added 7.1 percentage points to Group revenue growth. On a pro forma basis, including Sisal as if it were consolidated for the entirely of both 2022 and 2023, Group revenue grew 17.2% compared with the prior year. This was partly offset by a decrease in revenue in our Australia segment, particularly in racing due to a reduced level of player engagement following easing of COVID-19 restrictions.

Cost of sales increased by 28.9% to $6,202 million or by 170 basis points as a percentage of revenue to 52.6% for 2023. The increase was primarily driven by the annualization of point of consumption tax rate changes in Australia which were increased during the second half of fiscal 2022.

Technology, research and development expenses increased by 38.6%, to $765 million for 2023, primarily driven by the full year consolidation of Sisal and continued investment in product development to enhance the customer proposition of our brands across the Group, and particularly for FanDuel in our U.S. segment.

Sales and marketing expenses increased by 25.3% to $3,776 million for 2023 primarily due to an impairment loss of $725 million related to PokerStars’ trademark. This reflects the changes we are implementing to optimize the PokerStars business model such as focused investment in our “Consolidate and Invest” markets while reducing sales and marketing expense in our “Optimize and Maintain” markets. The sales and marketing expense increase also included disciplined investment in the continued expansion of our footprint across the U.S. and in our UKI segment to drive market share gains. Sales and marketing expenses as a percentage of revenue of 32.0% increased by 20 basis points compared with 2022 as the impact of the impairment loss offset the efficiencies delivered across our business as a result of (i) a greater proportion of our revenue coming from existing states in the U.S. where the proportionate levels of marketing spend are lower, as well as the benefit from the efficiencies of national advertising; (ii) a more personalized approach to spend within UKI; and (iii) more targeted investment in our International segment.

General and administrative expenses increased by 36.1% to $1,596 million for 2023. The increase was primarily as a result of (i) the continued expansion of our U.S. business; (ii) the full year consolidation of the Sisal business acquired during 2022; and (iii) an increase in corporate overhead due to greater investment in Group resource, technology, and research and development initiatives. The increase also reflects fees associated with the U.S. listing of Flutter shares of $86 million and the Fox Option arbitration proceedings of $30 million.

Operating profit declined by $461 million to $549 million, primarily due to the impairment loss of $725 million relating to the PokerStars trademark which more than offset the strong revenue growth across the Group during the year.

Other expense increased by $162 million from an income in 2022 of $5 million to an expense in 2023 of $157 million. This increase was primarily driven by (i) the impact of a fair value loss on the Fox Option Liability in 2023 of $165 million, when compared with a gain of $83 million 2022, and (ii) an increase of $145 million related to the fair value gain on derivative instruments to $7 million in 2023, from $152 million 2022. The increase in expense was partly offset by a reduction in expense related to the recognition of a foreign exchange gain of $43 million in 2023 as compared with a loss of $162 million in 2022.

Interest expense, net increased by $173 million to $385 million for 2023 primarily as a result of an increase in long-term debt associated with the acquisition of Sisal, along with a higher cost of servicing existing debt during the year.

Income tax expense increased by $45 million to $120 million for 2023. The movement is primarily due to the change in the mix of profits in the jurisdictions in which the Group has a taxable presence as well as the tax effect of acquisition related intangible assets and internal intangible asset transfers.

Net loss increased by $841 million for 2023 primarily due to the impairment loss of $725 million which more than offset the strong revenue growth across the Group during the year, while net loss margin increased by 640 basis points to 10.3% as a result of the factors above.

Adjusted EBITDA increased by 47.2% to $1,679 million and Further Adjusted EBITDA increased by 45.6% to $1,875 million for 2023 reflecting the revenue performance and cost trends outlined above. Adjusted EBITDA Margin increased by 210 basis points from 12.1% to 14.2% and Further Adjusted EBITDA Margin increased by 230 basis points from 13.6% to 15.9% primarily due to (i) a reduction in sales and marketing expense as a percentage of revenue of 480 basis points for the Group driven by a greater proportion of our revenue coming from existing states in the U.S. division, where the proportionate levels of marketing spend are lower than in new states; and (ii) economies of scale driven by expansion into new states in the U.S. These were partially offset by the impact of the annualization of point of consumption tax rate increases in Australia which came into effect during the second half of 2022.

Fiscal 2022 Compared to Fiscal 2021

Our total revenue grew 13.9% to $9,463 million for 2022. The growth was mainly driven by continued expansion of our player base, with AMPs up 25.8% to 10.2 million. Our rapidly scaling U.S. segment was a key driver of this growth, with revenue 66.4% higher year on year. Revenue outside of the U.S. declined 1.8% year on year reflecting (i) the impact of disruption to our International business in Russia and Ukraine due to the ongoing conflict in the region and (ii) decrease in revenue in our Australia segment due to reduced level of player engagement following easing of COVID-19 restrictions and a highly competitive trading environment with new brands entering the market. These were mostly offset by the benefit from our acquisitions of Sisal in the International segment and tombola in the UKI segment during 2022.

Cost of sales increased by 24.0% to $4,813 million or by 420 basis points as a percentage of revenue to 50.9% for 2022. The increase was primarily driven by the launch of our operations in New York State, where gaming taxes are higher, as well as an increase in point of consumption tax rates in Australia during the second half of 2022.

Technology, research and development expenses decreased by 12.9% to $552 million primarily driven by the higher share-based payment charge in 2021 following a modification of the FanDuel Group Value Creation Plan (“VCP”) in the U.S. division.

Sales and marketing expenses increased by 6.9%, to $3,014 million for 2022 due to (i) continued expansion of our footprint across the U.S.; (ii) ongoing investment in our “Consolidate and Invest” markets in International; and (iii) additional amortization in relation to Sisal’s brand and player relationships. Sales and marketing expenses as a percentage of revenue decreased to 31.9% for fiscal 2022 from 33.9% for fiscal 2021 as a result of (i) a greater proportion of our revenue coming from states where we have an existing presence in the U.S. where the proportionate levels of marketing spend are lower, as well as expansion of our footprint across the U.S. which enabled us to benefit from the efficiencies of national advertising; (ii) the realization of efficiencies in marketing spend within UKI; and (iii) lower level of sales and marketing expenses in Sisal compared with the rest of the Group due to the advertising ban in the Italian market.

General and administrative expenses decreased by 17.6%, to $1,172 million for 2022. The decrease is primarily as a result of (i) the legal settlement together with associated legal costs amounting $223 million incurred in fiscal 2021 when Flutter settled the legal dispute with the Commonwealth of Kentucky and (ii) a significant incremental share-based payment charge in 2021 following a modification of the VCP in the U.S. division. This is partially offset by (i) the continued expansion of our footprint across the U.S. and (ii) the acquisition of Sisal. General and administrative expenses as a percentage of revenue decreased to 12.4% for fiscal 2022 from 17.1% for 2021 primarily driven by economies of scale in the U.S.

Operating loss decreased by $361 million to a loss of $88 million for 2022 from a loss of $449 million for 2021 as a result of the factors above.

Other income, net decreased by $96 million to $5 million for 2022 from $101 million for 2021. This was primarily because of a loss on settlement of long-term debt of $65 million in 2022 as compared with a gain of $130 million in 2021, together with a foreign exchange loss of $162 million in 2022 as compared to a loss of $86 million in 2021, offset by a fair value gain on the Fox Option of $83 million in 2022 as compared to a loss of $71 million in 2021, and by a fair value gain on derivative instruments of $152 million in 2022 as compared with a gain of $141 million in fiscal 2021.

Interest expense, net decreased by $3 million to $212 million for 2022.

Income tax expense decreased by $119 million to $75 million for 2022 from $194 million for 2021. The movement reflected the increase of tax credit of $135 million arising primarily from the tax effect of acquisition-related intangible amortization and the recognition of a deferred tax asset following an internal transfer of intangible assets. This was partly offset by the increase in current tax charge due to increased profit and changes in statutory tax rates in certain jurisdictions.

Net loss decreased $387 million to $370 million for 2022 from $757 million for 2021 as a result of the factors above. Net loss margin decreased from 9.1% to 3.9%, which was primarily due to (i) a greater proportion of our revenue coming from states where we have an existing presence in the U.S. division, where the proportionate levels of marketing spend are lower than in new states; (ii) economies of scale within general and administrative expenses driven by expansion into new states in the United States; (iii) a significant incremental share-based payment charge in 2021 following a modification of the VCP in the U.S. division; (iv) a fair value gain on the Fox Option of $83 million in 2022, as compared to a loss of $71 million in 2021; and (v) a decrease in income tax charge of $119 million, mainly driven by a tax credit of $135 million arising primarily from the tax effect of acquisition-related intangible amortization and the recognition of a deferred tax asset following an internal transfer of intangible assets. These were partially offset by a loss on settlement of long-term debt of $65 million in 2022, as compared with a gain of $130 million in 2021, together with an increase in foreign exchange loss of $76 million in 2022.

Adjusted EBITDA increased by 28.8% to $1,141 million, reflecting the revenue performance and cost trends outlined above. Adjusted EBITDA Margin increased 140 basis points to 12.1%, primarily due to (i) a greater proportion of our revenue coming from states where we have an existing presence in the U.S. division, where the proportionate levels of marketing spend are lower than in new states; (ii) economies of scale within general and administrative expenses driven by expansion into new states in the U.S; and (iii) a significant incremental share-based payment charge in 2021 following a modification of the VCP in the U.S. division offset by the impact of disruption to our International business in Russia and Ukraine due to the ongoing conflict in the region and an increase in point of consumption tax rates in Australia during the second half of 2022. Further Adjusted EBITDA decreased by 6.0% to $1,288 million for 2022 and Further Adjusted EBITDA Margin decreased 290 basis points from 16.5% to 13.6%. This reflects all the items noted above but excludes the impact of the lower share-based payment charge, including a significant incremental share-based payment charge in 2021 following a modification of the VCP in the U.S. division.

Operational and Financial Metrics by Segment

U.S.

The following table presents a summary of our operational metrics for the U.S. segment for fiscal 2023, 2022 and 2021.

	Fiscal
	2023	2022	2021
Operational metrics
AMPs (Amounts in thousands)
Total U.S. AMPs(1)	3,209	2,319	1,557
U.S. AMPs by Product Category(1)
Sportsbook	2,563	1,674	899
iGaming	624	440	301
Other	549	573	637
Stakes (Amounts in $ millions)	$41,078	$29,029	$15,474
Sportsbook net revenue margin	7.5%	7.3%	6.4%

(1)

Total U.S. AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the U.S. division level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the U.S. division level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents our revenue, Adjusted EBITDA, Adjusted EBITDA Margin, Further Adjusted EBITDA and Further Adjusted EBITDA Margin for the U.S. segment for fiscal 2023, 2022 and 2021:

	Fiscal
(Amounts in $ millions, except percentages)	2023	2022	2021
U.S.
Sportsbook	$3,076	$2,109	$985
iGaming	1,121	761	568
Other	287	316	362

Total U.S. revenue	$4,484	$3,186	$1,915

Adjusted EBITDA	$65	$(347)	$(711)
Adjusted EBITDA Margin	1.4%	(10.9)%	(37.1)%
Further Adjusted EBITDA	$167	$(263)	$(289)
Further Adjusted EBITDA Margin	3.7%	(8.3)%	(15.1)%

Fiscal 2023 Compared to Fiscal 2022

Total revenue for our U.S. segment grew by 40.7% to $4,484 million for 2023 reflecting AMPs growth of 38.4%. Sportsbook revenue increased by 45.9%, with amounts staked up 41.5% to $41,078 million. Revenue and stakes increased due to (i) the expansion of our online footprint to three new states in 2023 (Ohio, Massachusetts and Kentucky), including successful conversion of a high proportion of our DFS player base in these states to sportsbook products; (ii) a full year’s contribution from the five states opened in 2022; and (iii) continued strong online growth in pre-2022 state launches with revenue growth of 24.8%. Sportsbook AMPs were 53.1% higher at 2.6 million in 2023. Sportsbook net revenue margin increased to 7.5% in 2023 compared to 7.3% in 2022, primarily due to improvements in our pricing and risk management capabilities and product proposition, partially offset by an increase in new player incentives and customer friendly sports results. The impact of sports results, calculated as the difference between our expected net revenue margin and actual net revenue margin during 2023, was 50 basis points of adverse impact in 2023 compared with 10 basis points of favorable impact in 2022.

iGaming revenue for 2023 increased by 47.3% driven by both player growth and higher levels of engagement. Our focus on a broadened product portfolio and investing in the FanDuel Casino brand to acquire direct casino players led to a 41.8% increase in AMPs to 624 thousand for fiscal 2023.

Other revenue for 2023 decreased by 9.2% driven by a decline in DFS where a portion of our DFS player base have migrated some or all of their play to our sportsbook product.

Adjusted EBITDA and Further Adjusted EBITDA for the U.S. was $65 million and $167 million for 2023, a $412 million and $430 million increase compared to 2022, respectively. Adjusted EBITDA Margin and Further Adjusted EBITDA Margin improved to 1.4% and 3.7% for 2023 from (10.9)% and (8.3)% in 2022, respectively. This improvement was driven by operating leverage in (i) sales and marketing expenses which reduced as a percentage of revenue by 11.2 percentage points to 26.4% in 2023 and (ii) general and administrative expenses. The improvement was partially offset by higher technology, research and developments costs to ensure we continue to deliver new products for our customers.

Fiscal 2022 Compared to Fiscal 2021

Total revenue for our U.S. segment grew 66.4% to $3,186 million for 2022 reflecting AMPs growth of 48.9%.

Sportsbook revenue for 2022 increased by 114.1% while amounts staked grew by 87.6% to $29,029 million. These increases were due to (i) the successful conversion of a significant portion of our DFS player base to our sportsbook product; (ii) expansion of our online footprint to five new states in fiscal 2022 (New York, Louisiana,

Wyoming, Kansas and Maryland); and (iii) continued strong growth in states launched before 2021. Sportsbook net revenue margin increased to 7.3% in 2022 compared to 6.4% in 2021, primarily due to improvements in our pricing and risk management capabilities and product proposition, partially offset by an increase in new player incentives in new states and in states where we have an existing presence.

iGaming revenue in 2022 was 34.0% higher than 2021. This was driven by player growth and higher levels of engagement. Our focus on acquiring direct casino players, our broadened product portfolio and the new FanDuel Casino brand led to an increase of AMPs by 46.4% to 0.4 million for 2022.

Other revenue for 2022 decreased by 12.7%, driven by a decline in both DFS products and TVG horse racing. The DFS decline was due to the expansion of online sportsbook to more US states, which led to a decrease in DFS spend as a portion of our DFS player base migrated to our sportsbook product.

Adjusted EBITDA for the U.S. was $(347) million for 2022, a $364 million increase compared to $(711) million Adjusted EBITDA for 2021. Adjusted EBITDA Margin improved to (10.9)% for fiscal 2022 from (37.1)% for fiscal 2021. This improvement was driven by (i) a greater proportion of our revenue coming from states where we have an existing presence where the proportionate levels of marketing spend are lower, as well as expansion of our footprint across the U.S., which enabled us to benefit from the efficiencies of national advertising and (ii) economies of scale driven by expansion into new states. The improvement was partially offset primarily by higher gaming taxes as a percentage of revenue driven by the launch of operations in New York during the first quarter of fiscal 2022 and a significant incremental share-based payment charge in 2021 following a modification of the VCP in the U.S. division.

Further Adjusted EBITDA for the U.S. was $26 million higher in 2022 at $(263) million and Further Adjusted EBITDA Margin improved 6.8 percentage points to (8.3)%. This reflects all the items noted above but excludes the impact of the lower share-based payment charge, including a significant incremental share-based payment charge in 2021 following a modification of the VCP in the U.S. division.

UKI

The following table presents a summary of our operational metrics for the UKI segment for fiscal 2023, 2022 and 2021.

	Fiscal
	2023	2022	2021
Operational metrics
AMPs (Amounts in thousands)
Total UKI AMPs(1)	3,911	3,710	3,153
UKI AMPs by Product Category(1)
Sportsbook	2,818	2,716	2,654
iGaming	2,030	1,815	1,250
Other	133	141	158
Stakes (Amounts in $ millions)	$12,372	$12,382	$15,662
Sportsbook net revenue margin	11.8%	10.7%	9.9%

(1)

Total UKI AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the UKI division level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the UKI division level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents our revenue, Adjusted EBITDA, Adjusted EBITDA Margin, Further Adjusted EBITDA and Further Adjusted EBITDA Margin for the UKI segment for fiscal 2023, 2022 and 2021.

	Fiscal
(Amounts in $ millions, except percentages)	2023	2022	2021
UKI
Sportsbook	$1,463	$1,323	$1,556
iGaming	1,404	1,189	1,075
Other	180	152	208

Total UKI revenue	$3,047	$2,664	$2,839

Adjusted EBITDA	$889	$757	$781
Adjusted EBITDA Margin	29.2%	28.4%	27.5%
Further Adjusted EBITDA	$911	$776	$799
Further Adjusted EBITDA Margin	29.9%	29.1%	28.1%

Fiscal 2023 Compared to Fiscal 2022

Total revenue for our UKI segment increased by 14.4% to $3,047 million for 2023 with AMPs growth of 5.4% to 3.9 million. A strong performance by Flutter brands across both retail and online channels led to market share gains and strong revenue growth of 11.0% and 14.9%, respectively.

Our UKI revenue can be analyzed between online and retail revenue as shown below:

	UKI Online			UKI Retail			UKI Total
	Fiscal			Fiscal			Fiscal
(Amounts in $ millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Sportsbook	$1,209	$1,097	$1,400	$254	$226	$156	$1,463	$1,323	$1,556
iGaming	1,284	1,078	993	120	111	82	1,404	1,189	1,075
Other	180	152	208	—	—	—	180	152	208

Total	$2,673	$2,327	$2,601	$374	$337	$238	$3,047	$2,664	$2,839

UKI online revenue grew by 14.9% to $2,673 million in 2023 as a result of the following:

•

Online sportsbook revenue grew 10.2% driven by AMPs growth of 3.7% and an increase in online sportsbook net revenue margin of 110 basis points to 11.3%. The increase in online sportsbook net revenue margin was due to improvements in our pricing and risk management capabilities and an increase in the adoption of higher margin products driven by the launch of our Bet Builder and Build A Bet products. The impact of sports results, calculated as the difference between our expected net revenue margin and actual net revenue margin during 2023, was broadly in line with the prior year with 20 basis points of adverse impact in 2023 compared with 20 basis points of adverse impact in 2022.

•	iGaming revenue increased by 19.1% to $1,284 million driven by AMP growth of 11.8% through consistent delivery of product improvements and refreshed content across all of our brands.

•	Other revenue grew by 18.4%, to $180 million driven by the Betfair Exchange.

UKI retail revenue increased by 11.0% to $374 million in 2023 driven by a strong performance across both sportsbook and iGaming. Retail sportsbook revenue grew 12.4% and retail iGaming revenue grew 8.1% as our shops benefited from product enhancements introduced during 2022 and 2023.

Adjusted EBITDA and Further Adjusted EBITDA for UKI was $889 million and $911 million in 2023, a 17.4% and 17.4% increase, respectively, compared to 2022 reflecting the online and retail performances described above. Adjusted EBITDA Margin and Further Adjusted EBITDA Margin both improved by 80 basis points to 29.2% and 29.9%, respectively. The improvement in margin was driven by efficiencies delivered within sales and marketing expenses, which reduced as a percentage of revenue by 90 basis points to 19.4%.

Fiscal 2022 Compared to Fiscal 2021

Total revenue for our UKI segment decreased by 6.2% to $2,664 million reflecting growth in retail due to the opening of shops throughout 2022 compared with closures in 2021, which was offset by declines in our online revenue. UKI online revenue for fiscal 2022 decreased by $274 million, or 10.5%, to $2,372 million from $2,601 million for fiscal 2021. This decrease was as a result of the following:

•

Online sportsbook revenue decreased by $303 million, or 21.6%, to $1,097 million for 2022, from $1,400 million for 2021 as a result of (i) a peak in online player engagement in fiscal 2021 due to pandemic-related shutdowns and (ii) the full-year impact in 2022 of our proactive safer gambling measures introduced during 2021. Online sportsbook net revenue margin was 10.2% for fiscal 2022 compared to 9.7% for 2021. The increase in online sportsbook net revenue margin was due to improvements in our pricing and risk management capabilities and an increase in the adoption of higher margin products due to the launch of our Bet Builder product proposition. These increases were partially offset by the adverse impact of more favorable sports results in 2021 than in 2022.

•

Online iGaming revenue increased $85 million, or 8.6%, to $1,078 million for 2022 from $993 million for 2021. This increase was mainly driven by the acquisition of tombola in January in 2022, which contributed $216 million of revenue for 2022, and stronger player momentum throughout the year and consistent delivery of product improvements across all our brands.

•	Other revenue for 2022 decreased by $56 million, or 26.9%, to $152 million from $208 million for 2021. This decrease was driven by a decline in Betfair Exchange net revenue.

UKI retail revenue for fiscal 2022 increased by $99 million, or 41.6%, to $337 million from $238 million for 2021. This increase was as a result of the following:

•

Retail sportsbook revenue increased by $70 million, or 44.9%, to $226 million for 2022 from $156 million for 2021 as a result of retail locations opening throughout 2022, compared to partial opening in 2021 as a result of COVID-19 restrictions when stores were closed from January to April in the United Kingdom and to May in Ireland.

•	Retail iGaming revenue increased $29 million, or 35.4%, to $111 million for 2022 from $82 million for 2021 as a result of UK retail locations opening throughout 2022, as described above.

Adjusted EBITDA for UKI was $757 million for fiscal 2022, a $24 million, or 3.1%, decrease compared to the $781 million Adjusted EBITDA for 2021, reflecting the online and retail performances described above. Further Adjusted EBITDA was $776 million for fiscal 2022, a $23 million, or 2.9%, decrease compared to the $799 million Further Adjusted EBITDA in 2021. The decreases in both Adjusted EBITDA and Further Adjusted EBITDA reflect the online and retail performances described above.

Adjusted EBITDA Margin and Further Adjusted EBITDA Margin improved to 28.4% and 29.1% for fiscal 2022 from 27.5% and 28.1% for 2021. The improvement in margin in 2022 was a result of (i) increase in our UKI retail revenues; (ii) lower employee performance related costs and (iii) realization of efficiencies in our marketing spend. These improvements in margin were largely offset by (i) higher transaction processing fees, streaming, data and employee fixed pay costs due to inflationary cost pressures and (ii) an increase in operating costs related to our retail locations as a result of such retail locations opening throughout fiscal 2022, compared to partial opening in 2021 on account of COVID-19 restrictions.

Australia

The following table presents a summary of our operational metrics for the Australia segment for fiscal 2023, 2022 and 2021.

	Fiscal
	2023	2022	2021
Operational metrics
Total Australia AMPs (Amounts in thousands)(1)	1,111	1,090	1,008
Stakes (Amounts in $ millions)	$12,051	$13,908	$16,084
Sportsbook net revenue margin	12.0%	11.2%	11.1%

(1)	See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents our revenue, Adjusted EBITDA, Adjusted EBITDA Margin, Further Adjusted EBITDA and Further Adjusted EBITDA Margin for the Australia segment for fiscal 2023, 2022 and 2021.

	Fiscal
(Amounts in $ millions, except percentages)	2023	2022	2021
Australia
Sportsbook	$1,447	$1,558	$1,782

Total Australia revenue	$1,447	$1,558	$1,782

Adjusted EBITDA	$348	$477	$599
Adjusted EBITDA Margin	24.0%	30.6%	33.6%
Further Adjusted EBITDA	$357	$485	$605
Further Adjusted EBITDA Margin	24.7%	31.1%	34.0%

Fiscal 2023 Compared to Fiscal 2022

Australia revenue was 7.1% lower in 2023 at $1,447 million. This was despite a 1.9% increase in AMPs to 1.11 million, as we continue to retain customers at a high rate. The decrease in sportsbook revenue was driven by a 13.4% decline in amounts staked to $12,051 million in 2023, which was driven by a softer racing market in 2023, when compared to 2022, which benefited from higher levels of customer engagement during COVID- related restrictions in the early part of that year. This was partly offset by an 80 basis points increase in sportsbook net revenue margin to 12.0%. The increase in net revenue margin was driven by improvements in our pricing and risk management capabilities. The impact of sports results, calculated as the difference between our expected net revenue margin and actual net revenue margin during 2023, was 60 and 50 basis points of favorable impact in 2023 and 2022, respectively.

Adjusted EBITDA and Further Adjusted EBITDA for Australia was $348 million and $357 million for 2023, a 27.0% and 26.4% decrease on 2022, respectively. Adjusted EBITDA Margin and Further Adjusted EBITDA Margin decreased 650 and 660 basis points to 24.0% and 24.7%, respectively. The decrease in margin was primarily driven by (i) lower revenue; (ii) point of consumption tax rate increases introduced during the second half of 2022; (iii) higher technology, research and development costs to enable more customer facing content; and (iv) inflationary cost pressures resulted in higher general and administrative expenses. We believe that the challenging market, along with increased regulatory and compliance costs, will reduce Australian profitability further in fiscal 2024.

Fiscal 2022 Compared to Fiscal 2021

Australia revenue declined 12.6% to $1,558 million in 2022 despite an 8.2% increase in AMPs to 1.1 million as a result of strong execution against our retention strategy. The decrease in sportsbook revenue was mainly driven by a 13.4% decrease in amounts staked to $13,908 million in 2022. As society fully opened during the second half of 2022, with consumer entertainment and travel options restored, we saw a reduction in spend per player while a proportion of players also returned to the retail sports betting market. 2022 was also impacted by a highly-competitive trading environment, with new brands entering the market, alongside sporting cancellations and disruptions due to weather conditions. Sportsbook net revenue margin remained broadly in line year over year.

Adjusted EBITDA and Further Adjusted EBITDA for Australia was $477 million and $485 million for 2022, a $122 million and $120 million decrease compared 2021, respectively. Adjusted EBITDA Margin and Further Adjusted EBITDA Margin decreased 300 and 280 basis points to 30.6% and 31.1% for 2022, respectively, primarily driven by (i) a decrease in revenues; (ii) an increase in point of consumption tax rates, which became effective during the second half of 2022; and (iii) increased sales and marketing expenses, particularly in the second half of 2022 due to increased competition within the Australian market and FIFA World Cup marketing campaigns.

International

The following table presents a summary of our operational metrics for the International segment for fiscal 2023, 2022 and 2021.

	Fiscal
	2023	2022	2021
Operational metrics
AMPs (Amounts in thousands)
Total International AMPs(1)	4,094	3,126	2,428
International AMPs by Product Category(1)
Sportsbook	891	707	549
iGaming	3,063	2,313	1,931
Other	731	561	368
Stakes (Amounts in $ millions)	$4,802	$3,008	$2,190
Sportsbook net revenue margin	12.5%	10.8%	8.7%

(1)

Total International AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the International division level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the International division level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents our revenue, Adjusted EBITDA, Adjusted EBITDA Margin, Further Adjusted EBITDA and Further Adjusted EBITDA Margin for the International segment for fiscal 2023, 2022 and 2021.

	Fiscal
(Amounts in $ millions, except percentages)	2023	2022	2021
International
Sportsbook	$599	$326	$190
iGaming	2,096	1,622	1,472
Other	117	107	110

Total International revenue.	$2,812	$2,055	$1,772

Adjusted EBITDA	$592	$395	$368
Adjusted EBITDA Margin	21.1%	19.2%	20.8%
Further Adjusted EBITDA	$627	$416	$392
Further Adjusted EBITDA Margin	22.3%	20.2%	22.1%

Fiscal 2023 Compared to Fiscal 2022

Total revenue for our International segment increased by 36.8% to $2,812 million for 2023. This was driven by an increase in AMPs of 31.0% primarily reflecting the full year consolidation of Sisal in 2023, which has delivered strong growth since joining the Group. During 2023, Sisal contributed $1,218 million of revenue compared with $465 million in 2022 and added 36.6 percentage points to the International segment’s revenue growth.

Sportsbook revenue increased by 83.7% with stakes up 60.0% and sportsbook net revenue margin growth of 160 basis points. The impact of sports results, calculated as the difference between our expected net revenue margin and actual net revenue margin during 2023, was broadly in line with the prior year with 30 basis points of adverse impact in 2023 compared with 70 basis points of adverse impact in 2022. iGaming revenue increased by 29.2%. This primarily reflects the addition of Sisal and growth in our “Consolidate and Invest” markets above.

Other revenue for 2023 increased by 9.3% driven by the increase in Betfair Exchange revenue.

Adjusted EBITDA and Further Adjusted EBITDA for International was $592 million and $627 million for 2023, a 49.9% and 50.7%, increase compared to 2022, respectively and Adjusted EBITDA Margin and Further Adjusted EBITDA Margin increased by 180 and 210 basis points to 21.1% and 22.3% for 2023, respectively. The increase in margin was primarily driven by a reduction in sales and marketing expense as a percentage of revenue of 570 basis points to 15.0%. This was due to continued execution on our strategy of focused investment in our “Consolidate and Invest” markets such as Turkey and India, while optimizing our spend in our “Optimize and Maintain” markets. This more than offset an increase in cost of sales as a percentage of revenue due to the consolidation of Sisal, which has a higher cost of sales and investment an increase in general and administration expenses during the year.

Fiscal 2022 Compared to Fiscal 2021

Total revenue for our International segment increased by 16.0% to $2,055 million for 2022 reflecting a 28.7% increase in AMPs. This increase was primarily driven by the acquisition of Sisal in August 2022, which contributed $465 million of revenue in 2022. Junglee Games, acquired in January 2021, contributed $123 million in revenue in 2022 compared with $69 million in 2021. These increases were partially offset by market exits from the Netherlands, Russia and Ukraine and the unwind of the prior year COVID-19-related increase in revenue.

Sportsbook revenue increased by 71.6% to $326 million for 2022 and iGaming revenue increased by 10.2% to $1,622 million. Growth across both sports and iGaming was primarily due to the acquisition of Sisal and growth in our “Consolidate and Invest” markets.

Other revenue for 2022 decreased by 2.7% to $107 million largely driven by an increase in Betfair Exchange revenue.

Adjusted EBITDA and Further Adjusted EBITDA for International was $395 million and $416 million for 2022, a 7.3% and 6.1%, increase compared to 2021, respectively and Adjusted EBITDA Margin and Further Adjusted EBITDA Margin decreased 150 and 190 basis points to 19.2% and 20.2%, respectively. The decrease in margin was primarily driven by the impact of disruption to our International business in Russia and Ukraine due to the ongoing conflict in the region partially offset by the addition of Sisal which has a higher Adjusted EBITDA Margin than the existing International brands.

Supplemental Disclosure of Non-GAAP Measures

Adjusted EBITDA is defined on a Group basis as net profit (loss) before income taxes; other (expense)/ income, net; interest expense, net; depreciation and amortization; transaction fees and associated costs; restructuring and integration costs; legal settlements (loss contingencies) and gaming taxes expenses. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.

Further Adjusted EBITDA is defined as Adjusted EBITDA excluding share-based compensation charge. Further Adjusted EBITDA Margin is Further Adjusted EBITDA as a percentage of revenue.

Segment Further Adjusted EBTIDA is defined as Segment Adjusted EBITDA excluding share-based compensation charge. Segment Further Adjusted EBITDA Margin is Segment Further Adjusted EBITDA as a percentage of revenue.

Adjusted EBITDA, Adjusted EBITDA Margin, Further Adjusted EBITDA, Further Adjusted EBITDA Margin, Segment Further Adjusted EBITDA and Segment Further Adjusted EBITDA Margin are non-GAAP measures and should not be viewed as measures of overall operating performance, indicators of our performance, considered in isolation, or construed as alternatives to operating profit/(loss) or net profit/(loss) measures, or as alternatives to cash flows from operating activities, as measures of liquidity, or as alternatives to any other measure determined in accordance with GAAP.

These non-GAAP measures are presented solely as supplemental disclosures to reported GAAP measures because we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results and these measures are widely used by analysts, lenders, financial institutions, and investors as measures of performance. Management has historically used Adjusted EBITDA, Adjusted EBITDA Margin, Further Adjusted EBITDA and Further Adjusted EBITDA Margin when evaluating operating performance because we believe that they provide additional perspective on the financial performance of our core business.

In presenting Adjusted EBITDA, Adjusted EBITDA Margin, Further Adjusted EBITDA and Further Adjusted EBITDA Margin, the Group excludes certain items as explained below:

•

Transaction fees and associated costs and restructuring and integration costs, which include charges for discrete projects or transactions that significantly change our operations, are excluded because they are not part of the ongoing operations of our business, which includes normal levels of reinvestment in the business.

•

Legal settlements/loss contingencies and gaming tax disputes, which include charges for specific investigations and litigations, are excluded due to the difficulty in predicting their timing and scope and because they are considered by management to be outside the normal course of business.

•	Other (expense)/income, net is excluded because it is not indicative of our core operating performance.

•

Share-based compensation expense is excluded as this could vary widely among companies due to different plans in place resulting in companies using share-based compensation awards differently, both in type and quantity of awards granted.

Adjusted EBITDA, Adjusted EBITDA Margin, Further Adjusted EBITDA and Further Adjusted EBITDA Margin are not measures of performance or liquidity calculated in accordance with GAAP. They are unaudited and should not be considered as alternatives to, or more meaningful than, net profit/(loss) as indicators of our operating performance. In addition, other companies in the betting and gaming industry that report Adjusted EBITDA and Further Adjusted EBITDA may calculate Adjusted EBITDA and Further Adjusted EBITDA in a different manner and such differences may be material. The definition of Adjusted EBITDA, Adjusted EBITDA Margin, Further Adjusted EBITDA and Further Adjusted EBITDA Margin may not be the same as the definitions used in any of our debt agreements.

Adjusted EBITDA, Further Adjusted EBITDA, Adjusted EBITDA Margin and Further Adjusted EBITDA Margin have further limitations as an analytical tool. Some of these limitations are:

•	they do not reflect the Group’s cash expenditures or future requirements for capital expenditure or contractual commitments;

•	they do not reflect changes in, or cash requirements for, the Group’s working capital needs;

•	they do not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on the Group’s debt;

•

Further Adjusted EBITDA excludes shared-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA and Further Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	they are not adjusted for all non-cash income or expense items that are reflected in the Group’s statements of cash flows; and

•

the further adjustments made in calculating Adjusted EBITDA and Further Adjusted EBITDA are those that management consider not to be representative of the underlying operations of the Group and therefore are subjective in nature.

The following table reconciles net profit/(loss), the most comparable GAAP financial measure, to Adjusted EBITDA, Adjusted EBITDA Margin, Further Adjusted EBITDA and Further Adjusted EBITDA Margin for the fiscal years presented:

	Fiscal
	2023	2022	2021
(Amounts in $ millions, except percentages)
Net loss	$(1,211)	$(370)	$(757)
Add back:
Income taxes expense	120	75	194
Other (expense)/income, net	157	(5)	(101)
Interest expense, net	385	212	215
Depreciation and amortization	1,285	1,075	1,010
Transaction fees and associated costs(1)	92	43	29
Restructuring and integration costs(2)	126	155	63
Legal settlements/(loss contingencies)(3)	—	(44)	223
Gaming tax disputes(4)	—	—	10
Impairment	725	—	—

Adjusted EBITDA	$1,679	$1,141	$886

Add back:
Share-based compensation expense	196	147	484
Further Adjusted EBITDA	1,875	1,288	1,370
Revenue	$11,790	$9,463	$8,308
Adjusted EBITDA Margin	14.2%	12.1%	10.7%
Further Adjusted EBITDA Margin	15.9%	13.6%	16.5%

(1)

Fees primarily associated with (i) transaction fees related to the proposed listing of Flutter’s ordinary shares in the U.S. of $86 million for the year ended December 31, 2023; (ii) Fox Option arbitration proceedings of $30 million and acquisition-related costs in connection with tombola and Sisal of $11 million for the year ended December 31, 2022; and (iii) advisory fees related to the potential listing of a minority stake of FanDuel in the U.S., which was announced in May 2021, of $13 million, Fox Option arbitration proceedings of $8 million, and acquisition-related costs in connection with Junglee Games, Singular, Sisal and tombola for fiscal 2021 of $8 million.

(2)

During the year ended December 31, 2023, costs of $126 million (year ended December 31, 2022: $155 million) primarily relate to various restructuring and other strategic initiatives to drive increased synergies arising primarily from the acquisitions of TSG and Sisal. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. The costs primarily include severance expenses, advisory fees and temporary staffing cost. Costs also include implementation costs of an enterprise resource planning system that could not be capitalized.

(3)

Relates to (i) release of legacy TSG legal provisions of $44 million for fiscal 2022 and (ii) settlement of a historic case in the Commonwealth of Kentucky against certain subsidiaries of legacy TSG of $223 million for fiscal 2021.

(4)	Relates to the late payment interest regarding a historical German tax assessment on Betfair Exchange in 2012.

The following tables reconcile segmental Adjusted EBITDA, the most comparable GAAP financial measure, to segmental Further Adjusted EBITDA and segmental Further Adjusted EBITDA Margin for the fiscal years presented:

	Fiscal
	2023	2022	2021
(Amounts in $ millions, except percentages)
U.S.
Adjusted EBITDA	$65	$(347)	$(711)
Add back:
Share-based compensation expense . . . . . . .	102	84	422

Further Adjusted EBITDA	$167	$(263)	$(289)

Revenue	$4,484	$3,186	$1,915
Further Adjusted EBITDA Margin	3.7%	(8.3)%	(15.1)%

	Fiscal
	2023	2022	2021
(Amounts in $ millions, except percentages)
UKI
Adjusted EBITDA	$889	$757	$781
Add back:
Share-based compensation expense	22	19	18

Further Adjusted EBITDA	$911	$776	$799

Revenue	$3,047	$2,664	$2,839
Further Adjusted EBITDA Margin	29.9%	29.1%	28.1%

	Fiscal
	2023	2022	2021
(Amounts in $ millions, except percentages)
Australia
Adjusted EBITDA	$348	$477	$599
Add back:
Share-based compensation expense	9	8	6

Further Adjusted EBITDA	$357	$485	$605

Revenue	$1,447	$1,558	$1,782
Further Adjusted EBITDA Margin	24.7%	31.1%	34.0%

	Fiscal
	2023	2022	2021
(Amounts in $ millions, except percentages)
International
Adjusted EBITDA	$592	$395	$368
Add back:
Share-based compensation expense	35	21	24

Further Adjusted EBITDA	$627	$416	$392

Revenue	$2,812	$2,055	$1,772
Further Adjusted EBITDA Margin	22.3%	20.2%	22.1%

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and borrowings from various financial institutions. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service our long-term debt, and otherwise as described below under “—Obligations.” We believe we have the ability and sufficient capacity to meet these cash requirements in the short term and long term by using available cash, internally generated funds and borrowing under committed credit facilities. As of December 31, 2023, we had $1,497 million of cash and cash equivalents, of which $440 million was held in pound sterling (“GBP”), $291 million was held in euro (“EUR”), $590 million was held in U.S. dollar (“USD”), and $176 million was held in other currencies, and outstanding long-term debt of $7,056 million.

We experience a largely predictable degree of seasonal cash flows as our sports betting operations are subject to a seasonal variation dictated by the sporting calendar and are affected by the scheduling and live broadcasting of major sporting events. In some instances, the scheduling of major sporting events occurs seasonally (e.g., horse racing, the Premier League, the UEFA Champions League, the NBA, the NFL, MLB and the NCAA) or at regular but infrequent intervals (e.g., the FIFA World Cup and the UEFA European Football Championship). See Part I, “Item 1. Business—Seasonality.”

Long-term Debt

Term Loan A and Revolving Credit Facility Agreement (the “Term Loan A Agreement”)

In March 2020, we entered into the Term Loan A Agreement with Lloyds Bank plc, acting as the original agent and security agent, and the lenders named therein for Term Loan A Facilities and a multicurrency Revolving Credit Facility. In December 2021, we amended and restated the Term Loan A Agreement under which all of the lenders consented to an upsize of £100 million ($135 million) across the GBP First Lien Term Loan A and the GBP Revolving Credit Facility 2025 resulting in aggregate total commitments of £1.5 billion ($2 billion) consisting of GBP First Lien Term Loan A commitments of £1.02 billion ($1.4 billion) and a GBP Revolving Credit Facility 2025 commitment of £0.5 billion ($0.6 billion). In September 2022, as part of the refinancing of the incremental Term Loan B Facility of €2.0 billion ($2.0 billion) incurred to fund the acquisition of Sisal (as discussed below), we further amended and restated the Term Loan A Agreement under which the lenders named therein (including new lenders) agreed to an upsize of £267 million ($297 million) to the GBP Revolving Credit Facility (total revolving credit facility of £749 million ($834 million)) and a EUR First Lien Term Loan A of €549 million ($538 million) and a USD First Lien Term Loan A 2026 of $200 million.

In November 2023, as part of a wider refinancing, we entered into the TLA/TLB/RCF Agreement (as defined below). The proceeds from the TLA/TLB/RCF Agreement were used to refinance the entire Term Loan A Agreement comprising of GBP First Lien Term Loan A 2025 of £1,018 million ($1,292 million), which would have matured in May 2025, EUR First Lien Term Loan A 2026 of €549 million ($602 million), which would have matured in July 2026, and USD First Lien Term Loan A 2026 of $200 million, which would have matured in July 2026.

The GBP First Lien Term Loan A 2025 had an interest rate of Sterling Overnight Index Average (“SONIA”) plus a Credit Adjustment Spread (“CAS”) plus a margin of 1.75% with a SONIA floor of 0%. The EUR First Lien Term Loan A 2026 had an interest rate of Euro InterBank Offered Rate (“EURIBOR”) plus a margin of 2.75% with a EURIBOR floor of 0%. The USD First Lien Term Loan A 2026 had an interest rate of daily compound Secured Overnight Financing Rate (“SOFR”) plus CAS plus a margin of 2.75%. Interest on each of the facilities was payable on the last day of each interest period. Facilities drawn down could be prepaid at any time in whole or in part on five business days’ (in the case of a Term Rate Loan) or five RFR banking days (in the case of a compounded rate loan) (or such shorter period as the majority lenders may agree) prior notice (but, if in part, by a minimum of £5.0 million or its currency equivalent).

The GBP Revolving Credit Facility 2025 could be utilized by the drawing of cash advances, the issuance of letters of credit and/or the establishment of ancillary facilities with lenders on a bilateral basis. Each cash advance under the GBP Revolving Credit Facility 2025 was to be repaid at the end of its interest period or in full on the maturity date being May 2025. Amounts repaid could be re-borrowed (with automatic netting in the case of any rollover of all or any part of a cash advance and in each case subject to the terms and conditions applicable to the GBP Revolving Credit Facility 2025). A commitment fee of 35% of the margin then applicable on the available undrawn commitment was payable quarterly in arrears during the availability period, or on the last day of the availability period, which was one month prior to the maturity date. A utilization fee was also payable in the range of 0.10% to 0.40% per annum based on the proportion of revolving credit facility loans to the total GBP Revolving Credit Facility 2025 commitments. The utilization fee accrues from day to day and was payable in arrears on the last day of each successive period of three months that ends during the availability period. As of November 30, 2023, there is no debt outstanding under the Term Loan A Agreement.

The Term Loan A Facilities and the GBP Revolving Credit Facility 2025 were secured by a first ranking security over (i) the shares in all material subsidiaries as defined therein in the Term Loan A Agreement and, to the extent not a material subsidiary, each obligor (other than Flutter Entertainment plc) to the extent that the shares are owned by a member of the Group and (ii) such other assets of the obligors as required to be granted as security for the facilities under the Term Loan B Agreement. All of the facilities under the Term Loan A Agreement and the Term Loan B Agreement were secured by the same collateral.

The Term Loan A Agreement required us to ensure that the ratio of consolidated net borrowings to consolidated EBITDA as defined therein (the net total leverage ratio) is not greater than 5.10:1 on a bi-annual basis. As of December 31, 2023, we were in compliance with the covenant. The terms of the Term Loan A Agreement limit our ability to, among other things: (i) incur additional debt; (ii) grant additional liens on assets and equity; (iii) distribute equity interests and/or distribute any assets to third parties; (iv) make certain loans or investments (including acquisitions); (v) consolidate, merge, sell or otherwise dispose of all or substantially all assets; (vi) pay dividends on or make distributions in respect of capital stock or make restricted payments; and (vii) modify the terms of certain debt or organizational documents, in each case subject to certain permitted exceptions.

Syndicated Facility Agreement (the “Term Loan B Agreement”)

In July 2018, we entered into the Term Loan B Agreement with Deutsche Bank AG, New York Branch, acting as the original agent and security agent, and the lenders named therein for $4.567 billion in first lien term loans and a $700 million revolving facility. In June 2020, we amended and restated the Term Loan B Agreement under which, among others, all the covenants and restrictions therein bind the combined Flutter and TSG allowing it to operate and integrate as such and the reporting obligations under the Term Loan B Agreement are synchronized with reporting of the consolidated financial results of the Group to other of the Group’s stakeholders.

In July 2021, the Group entered into a second amendment to the Term Loan B Agreement under which the Group refinanced all existing term loans then outstanding under the Term Loan B Agreement to Dollar Term B Loans with an aggregate principal amount of $1.4 billion, Euro Term B Loans with an aggregate principal amount of €507 million ($598 million) and a new incremental Term B Loans in an aggregate principal amount of $1.5 billion (together the “2021 Term Loans”). In addition to refinancing the then-existing term loans, the proceeds from the 2021 Term Loans were used to settle the then-outstanding senior unsecured notes, certain hedging liabilities, pay fees and expenses incurred in connection with the refinancing and for other general corporate purposes. In July 2022, the Group entered into the third amendment to the Term Loan B Agreement under which the Group obtained an incremental term loan of €2.0 billion ($2.0 billion) to fund a portion of the consideration for the acquisition of Sisal. In September 2022, the Group refinanced the incremental term loan of €2.0 billion ($2.0 billion) by incurring new incremental term loans of $1.2 billion and the EUR First Lien Term Loan A and the USD First Lien Term Loan A as discussed above.

In November 2023, as part of a wider refinancing, we entered into the TLA/TLB/RCF Agreement, as discussed below. The proceeds from the TLA/TLB/RCF Agreement were used to refinance the entire USD First Lien Term Loan B 2026 (being the repayment of the outstanding principal of $2,880 million). As part of this transaction, $720 million of the principal of the USD First Lien Term Loan B 2028 was also refinanced.

The USD First Lien Term Loan B 2026 had an interest rate of LIBOR plus a margin of 2.25% with a LIBOR floor of 0.00%. The USD First Lien Term Loan B 2028 had an interest rate of SOFR plus a CAS plus a margin of 3.25% with a SOFR floor of 0.5% with a maturity date of July 2028. The EUR First Lien Term Loan B 2026 has an interest rate of EURIBOR plus a margin of 2.50% with a EURIBOR floor of 0.00% with a maturity date of July 2026. Interest is payable on is payable on the last day of each interest period.

An amount equal to 0.25% of the aggregate principal amount of USD First Lien Term Loan B outstanding immediately after the second amendment amounting to $2.9 billion and the new incremental term loan amounting to $1.3 billion incurred as part of the September 2022 refinancing was repayable in quarterly installments with the balance due on maturity. The entire principal of EUR First Lien Term Loan B and the principal are due at maturity. We have the right to prepay the Term B loans in whole or in part, without premium or penalty in an aggregate principal amount that is an integral multiple of $0.5 million or €0.5 million, in each case as such amount corresponds to the denomination of the applicable Term B loan and not less than $1 million or €1 million, in each case as such amount corresponds to the denomination of the applicable Term B loans or, if less, the amount outstanding. The Term Loan B Agreement also provides for mandatory prepayments, including a customary excess cash flow sweep if certain conditions as prescribed in the Term Loan B Agreement therein are met.

As of December 31, 2023, the EUR First Lien Term Loan B 2026 has an aggregate principal amount of €507 million ($560 million) outstanding (the “TLB Stub”). On March 14, 2024, the USD First Lien Term Loan B 2028 having an outstanding principal balance of $514 million as of December 31, 2023, has been refinanced by entering into an incremental assumption agreement to the TLA/TLB/RCF Agreement (as discussed below).

The Term B loans are secured by first priority security interest (subject to permitted liens) over: (i) the shares in all material subsidiaries as defined therein in the Term Loan B Agreement and, to the extent not a material subsidiary, each obligor (other than Flutter Entertainment plc) to the extent that the shares are owned by a member of the Group; and (ii) in respect of obligors organized or incorporated in certain jurisdictions, substantially all of our assets (subject to certain exceptions) in accordance with the Agreed Guarantee and Security Principles (as defined in the Term Loan B Agreement). The Intercreditor Agreement, dated as of May 5, 2020, governs, among others, the relationship among our senior secured creditors, the relative ranking of certain indebtedness of the Company, each borrower under the Term Loan B Agreement and the TLA/TLB/RCF Agreement (as defined below) and any other subsidiary party to the Intercreditor Agreement as a debtor, the relative ranking of certain security granted by the collateral providers, when payments can be made in respect of certain indebtedness, when enforcement action can be taken in respect of that indebtedness, the terms pursuant to which certain of that indebtedness will be subordinated upon the occurrence of certain insolvency events and turnover provisions. The Term Loan B Agreement contains a number of affirmative covenants as well as negative covenants which limit our ability to, among other things: (i) incur additional debt; (ii) grant additional liens on assets and equity; (iii) distribute equity interests and/or distribute any assets to third parties; (iv) make certain loans or investments (including acquisitions); (v) consolidate, merge, sell or otherwise dispose of all or substantially all assets; (vi) pay dividends on or make distributions in respect of capital stock or make restricted payments; and (vii) modify the terms of certain debt or organizational documents, in each case subject to certain permitted exceptions. As of December 31, 2023, we were in compliance with all covenants.

Term Loan A, Term Loan B and Revolving Credit Facility Agreement (the “TLA/TLB/RCF Agreement”)

In November 2023, we entered into the TLA/TLB/RCF Agreement with J.P. Morgan SE as the administrative agent and Lloyds Bank plc, acting as the collateral agent, and the lenders named therein for Term Loan A Facilities, Term Loan B Facilities and a multicurrency Revolving Credit Facility in an aggregate principal amount at any time outstanding not in excess of £1.0 billion.

As of December 31, 2023, we have an outstanding balance of: (i) $1.3 billion (£1.03 billion) under our GBP First Lien Term Loan A 2028, which matures in July 2028 (subject to an automatic maturity extension to November 2028 following the repayment of the TLB Stub in full); (ii) $419 million (€380 million) under our EUR First Lien Term Loan A 2028, which matures in July 2028 (subject to an automatic maturity extension to November 2028 following the repayment of the TLB Stub in full); (iii) $166 million under our USD First Lien Term Loan A 2028, which matures in July 2028 (subject to an automatic maturity extension to November 2028 following the repayment of the TLB Stub in full) and (iv) $3.4 billion under our USD First Lien Term Loan B 2030 which matures in November 2030. In March 2024, we entered into an incremental assumption agreement to the TLA/TLB/RCF Agreement under which we obtained a fungible incremental term loan which increased the aggregate principal amount of USD First Lien Term Loan B 2030 by $514 million. The incremental term loan was used to refinance the USD First Lien Term Loan B 2028 incurred by us pursuant to the Term Loan B Agreement. An amount equal to 0.25% of the aggregate principal amount of USD First Lien Term Loan B 2030 outstanding on November 30, 2023 amounting to $3.4 billion and the new incremental to the USD First Lien Term Loan B 2030 outstanding on March 14, 2024 amounting to $514 million is repayable in quarterly installments with the balance due on maturity. The entire principal of the GBP First Lien Term Loan A 2028, EUR First Lien Term Loan A 2028, USD First Lien Term Loan A 2028 and the principal are repayable at maturity.

The GBP First Lien Term Loan A 2028 has an interest rate of SONIA plus a margin of 1.75% with a SONIA floor of 0%. The EUR First Lien Term Loan A 2028 has an interest rate of EURIBOR plus a margin of 1.75% with a EURIBOR floor of 0%. The USD First Lien Term Loan A 2028 has an interest rate of daily compound SOFR plus 0.10% plus a margin of 1.75% with a SOFR floor of 0%. The USD First Lien Term Loan B 2030 has an interest rate of (x) ABR (provided that in no event shall such ABR rate with respect to the First Incremental Term B Loans be less than 1.00% per annum) plus an applicable margin equal to 1.25% (or 1.00% upon the Net First Lien Leverage Ratio decreasing to 2.55:1 or below) or (y) Adjusted Term SOFR (provided that in no event shall such Adjusted Term SOFR rate with respect to the First Incremental Term B Loans be less than 0.50%) plus an applicable margin equal to 2.25% (or 2.00% upon the Net First Lien Leverage Ratio decreasing to 2.55:1 or below). Interest on each of the facilities is payable on the last day of each interest period. Facilities drawn down may be prepaid at any time in whole or in part without premium or penalty on three business days’ (or such shorter period as the administrative agent may agree) prior notice (but, if in part, by a minimum of $1 million or its currency equivalent).

The Revolving Credit Facility 2028 may be utilized by the drawing of cash advances, the issuance of letters of credit and/or the establishment of ancillary facilities with lenders on a bilateral basis. Each cash advance under the Revolving Credit Facility 2028 is to be repaid in full on the maturity date being July 2028 (subject to an automatic maturity extension to November 2028 following the repayment of the TLB Stub in full). Amounts repaid may be re-borrowed. A commitment fee of 35% of the margin then applicable on the available undrawn commitment is payable quarterly in arrears during the availability period, or on the last day of the availability period, which is one month prior to the maturity date. A utilization fee is also payable in the range of 0.00% to 0.30% per annum based on the proportion of revolving credit facility loans to the total Revolving Credit Facility 2028 commitments. The utilization fee accrues from day to day and is payable in arrears on the last day of each successive period of three months that ends during the availability period. For the period ending December 31, 2023, we had an outstanding principal amount of $736 million (£578 million). We had an undrawn capacity of $537 million (£422 million) on the Revolving Credit Facility with $13 million (£10 million) of capacity reserved for the issuance of guarantees as of December 31, 2023.

The Term Loan A facilities, Term Loan B facilities and the GBP Revolving Credit Facility 2028 are secured (i) initially by the same guarantees and collateral pledged by any obligor under the Term Loan B Agreement and (ii) shortly following the repayment of the TLB Stub in full, by a first priority security interest (subject to permitted liens) (x) over the shares held by an obligor in another obligor and (y) in respect of obligors organized or incorporated in the United States, substantially all of our assets (subject to certain exceptions) in accordance with the Agreed Guarantee and Security Principles (as defined in the TLA/TLB/RCF Agreement).

The TLA/TLB/RCF Agreement contains a number of affirmative covenants as well as negative covenants which limit our ability to, among other things: (i) incur additional debt; (ii) grant additional liens on assets and equity; (iii) distribute equity interests and/or distribute any assets to third parties; (iv) make certain loans or investments (including acquisitions); (v) consolidate, merge, sell or otherwise dispose of all or substantially all assets; (vi) pay dividends on or make distributions in respect of capital stock or make restricted payments; and (vii) modify the terms of certain debt or organizational documents, in each case subject to certain permitted exceptions. The TLA/TLB/RCF Agreement requires us to ensure that the ratio of consolidated net borrowings to consolidated EBITDA as defined therein (the net total leverage ratio) is not greater than 5.20:1 on a bi-annual basis. As of December 31, 2023, we were in compliance with the covenant.

Long-term Debt

As of December 31, 2023, we had an aggregate principal amount of long-term debt of $7 billion, with $51 million due within 12 months. In addition, we are obligated to make periodic interest payments at variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of December 31, 2023, our total interest obligation on long-term debt totaled $531 million payable within 12 months. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. Excluded from these amounts are and other costs related to indebtedness.

Leases

We have lease arrangements primarily for offices, retail stores and data centers. As of December 31, 2023, the Group had operating lease obligations of $477 million with $ 123 million payable within 12 months.

Other Purchase Obligations

As of December 31, 2023, material cash requirements from known contractual and other obligations relating to sponsorship agreements, marketing agreements and media agreements aggregated $2,020 million, with $763 million payable within 12 months. Capital expenditure commitments contracted for but not yet incurred as of December 31, 2023, was $31 million.

Cash Flow Information

The following table summarizes our consolidated cash flow information for the periods presented:

	Year ended December 31,
	2023	2022	2021
(Amounts in $ millions)
Net cash generated from/(used in):
Operating activities	$937	$1,163	$553
Investing activities	$(602)	$(2,517)	$(254)
Financing activities	$(113)	$1,783	$361

Fiscal 2023 Compared to Fiscal 2022

Operating Activities

Net cash generated from operating activities for fiscal 2023 decreased by $226 million, or 19.4%, to $937 million compared to $1,163 million for fiscal 2022, reflecting a decrease in operating assets and liabilities, of $270 million due to a decrease in the player deposit liability largely due to the payment of lottery winnings by Sisal, which was at a high point as a result of the rollover of the lottery jackpot as of December 31, 2022, and differences in the scheduling of sporting events around the balance sheet date offset by an increase in the accrual of employee benefits and indirect taxes payable, as well as a decrease in other assets as a result of the settlement of derivative instruments.

The decrease in cash flows from operating assets and liabilities was offset by a $44 million increase in cash flow from operating activities before changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities decreased by $1,915 million, or 76.1%, for fiscal 2023, to $602 million compared to $2,517 million for fiscal 2022, primarily driven by cash payments of the purchase consideration, net of cash acquired, for acquiring Sisal and tombola in fiscal 2022.

Financing Activities

For fiscal 2023, net cash used in financing activities was $113 million compared to net cash provided by financing activities of $1,783 million for fiscal 2022. The change was primarily driven by an increase in net proceeds from borrowings in fiscal 2022, offset by cash used in acquiring the redeemable non-controlling interest in Adjarabet in fiscal 2022.

Fiscal 2022 Compared to Fiscal 2021

Operating Activities

Net cash generated from operating activities for fiscal 2022, increased by $610 million, or 110.3%, to $1,163 million compared to $553 million for fiscal 2021, reflecting a $387 million decrease in net loss, increases in operating assets and liabilities of $458 million primarily driven by an increase in accounts payable due to an increase in the time lag between receipt of invoices and payments, an increase in player deposits as we continued our expansion into new states in the U.S., an increase in operating assets and liabilities since the acquisition of Sisal in August 2022 and settlement of a litigation against us in fiscal 2021.

Investing Activities

Net cash used in investing activities increased by $2,263 million, or 890.9%, for fiscal 2022, to $2,517 million compared to $254 million for fiscal 2021, primarily driven by the cash consideration paid for acquiring Sisal and tombola in fiscal 2022.

Financing Activities

Net cash generated from financing activities increased by $1,422 million, or 393.9%, for fiscal 2022, to $1,783 million compared to $361 million for fiscal 2021, primarily driven by an increase in net proceeds from borrowings in fiscal 2022, offset by cash used in acquiring the redeemable non-controlling interest in Adjarabet in fiscal 2022.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Fox Option Liability

In connection with our acquisition of TSG, we and Fox entered into the Fox Option Term Sheet that, among other things, granted Fox an option to acquire from us the Fastball Units in FanDuel Parent that were the subject of a put and call option between us and Fastball.

As of December 31, 2023, and December 31, 2022, the option price was $4.3 billion and $4.1 billion, respectively. Such price is subject to a 5% annual compounding carrying value adjustment. Fox has until December 2030 to exercise the Fox Option. Cash payment is required at the time of exercise and the Fox Option can only be exercised in full. Exercise of the Fox Option requires Fox to be licensed and should Fox not exercise within this timeframe, the Fox Option shall lapse.

The Fox Option is measured at fair value with changes in fair value recognized in earnings. As of December 31, 2023 and December 31, 2022, the fair value of the Fox Option amounts to $400 million and $220 million, respectively, which was determined using an option pricing model.

Our use of the option pricing model requires the input of subjective assumptions, including the expected term of the option, expected volatility of the price of investor units in FanDuel, the discount for lack of marketability (“DLOM”), the discount for lack of control (“DLOC”), and the probability of a market participant getting licensed. The assumptions used in our option pricing model represent management’s best estimates.

Changes in assumptions, each in isolation, may change the fair value of the Fox Option. Generally, a decrease in the equity value of the investor units, volatility and the probability of FOX getting licensed and an increase in DLOM and DLOC may result in a decrease in the fair value of the Fox Option. Due to the inherent uncertainty of determining the fair value of the Fox Option Liability, the fair value of the Fox Option Liability may fluctuate from period to period. Additionally, the fair value of the Fox Option Liability may differ significantly from the value that would have been used had a readily available market existed for FanDuel. In addition, changes in the market environment and other events that may occur over the life of the Fox Option may cause the losses ultimately realized on the Fox Option to be different than the unrealized losses reflected in the valuations currently assigned. Please see Note 20 “Fair Value Measurements” to the consolidated financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report. The range in fair value as of December 31, 2023, is $100 million to $1,125 million, assuming a 10 percent increase/decrease in the equity value of the investor units and using the upper and lower end of the ranges of volatility, DLOC and DLOM, as disclosed in note 20 to the Group’s audited consolidated financial statements as of December 31, 2023 and December 31, 2022, and for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

Valuation of Assets and Liabilities Acquired in a Business Combination

The accounting for a business combination requires the excess of the purchase price for an acquisition over the net book value of assets acquired to be allocated to identifiable assets, including intangible assets. Valuations are performed by independent valuation specialists under management’s supervision. We use various recognized valuation methods including present value modelling.

Significant estimates and assumptions that we must make in estimating the fair value of acquired trademarks, technology, customer relationships, and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets, including expected revenue growth rates, estimated royalty rates, customer attrition rates and discount rates.

The fair value of the acquired trade name and technology is generally estimated using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name and technology. Assumed royalty rates are applied to the projected revenues for the remaining useful life of the trade name and technology to estimate the royalty savings. The fair value of customer relationships is estimated using the multi-period excess earnings method. The multi-period excess earnings method model estimates revenues and cash flows derived from the primary asset and then deducts portions of the cash flow that can be attributed to supporting assets, such as trade name, technology and working capital that contributed to the generation of the cash flows. The resulting cash flow, which is attributable solely to the primary asset acquired, is then discounted at a rate of return commensurate with the risk of the asset to calculate a present value. The fair value of licenses (lottery gaming and betting concessions) was estimated using the replacement cost method. The replacement cost is based on estimates of current cost of renewing the existing concessions and is compared to amounts paid for similar assets in market transactions for consistency. Please see Note 12 “Business Combinations and Disposals” to the consolidated financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

We believe that the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that a marketplace participant would use. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

Goodwill

We test goodwill for impairment at the reporting unit level on an annual basis in the fourth fiscal quarter and between annual tests whenever events or circumstances indicate the carrying value of a reporting unit may exceed its fair value. Our four reporting units are equivalent to our operating segments.

We may first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test or unconditionally bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The qualitative assessment includes, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, our financial performances and other events, such as changes in our management and strategy. If we determine that it is more likely than not that the fair value is less than the carrying amount, then the quantitative goodwill impairment test is performed.

Under the quantitative goodwill impairment test, we measure the fair value of the reporting units. As quoted market prices are not available for our reporting units, the valuation of the respective reporting unit is estimated using both income-based and market-based valuation methods. The income-based valuation method utilizes a discounted cash flow model that requires several assumptions, including future sales growth and operating margin levels as well as assumptions regarding future industry-specific market conditions. Each reporting unit regularly prepares discrete operating forecasts and uses these forecasts as the basis for the assumptions in the discounted cash flow analysis. Within the discounted cash flow models, we use a discount rate, commensurate with its cost of capital but adjusted for inherent business risks, and an appropriate terminal growth factor. We also reconcile the estimated aggregate fair value of our reporting units resulting from these procedures to our overall market capitalization.

Depending upon the results of that measurement, any excess of the goodwill carrying amount over the implied fair value may be required to be recognized as an impairment loss, and the carrying value of goodwill will be written down to fair value.

In the fourth quarter of fiscal 2023, based on the qualitative goodwill impairment test performed for the year ended December 31, 2023, we have determined that the goodwill of U.S., UKI and Australia were not impaired. For International, we performed a quantitative goodwill impairment test. The result of this test indicated its fair value substantially exceeded its carrying value, with the excess of the fair value over the carrying value as a percentage being 22%. We continually monitor our reporting units for impairment indicators and update assumptions used in the most recent calculation of a reporting unit’s fair value as appropriate.

Impairment of PokerStars Acquired Intangible Assets

In the fourth quarter of 2023, PokerStars undertook a strategy and operational model assessment aimed at maximizing the value of PokerStars’ proprietary poker assets, by efficiently leveraging the existing technology solutions and marketing resources across the Group and unlocking synergies with other Flutter brands in their existing markets to deliver sustainable growth consistent with our International segment strategy to combine global scale with local presence. A decision was made in December 2023 to move away from the existing capital intensive PokerStars technology in order to improve efficiency and performance of the business by leveraging technology and marketing resources across the Group, thereby unlocking synergies with other Flutter brands. This decision led the Group to revaluate its asset grouping of PokerStars’ acquired intangible assets. In determining the asset grouping, we assessed the revenue dependency and level of shared costs between assets. As a result of the change in strategy and operational model, we concluded that the acquired intangible assets representing customer relations should now be allocated to four distinct asset groups. Prior to the change in strategy and operational model, the acquired intangibles were included in a single asset group. The PokerStars trademark was not allocated to any of the four distinct asset groups as it is able to generate identifiable cash flows that are largely independent of the cash flows of other assets and liabilities under the new strategy and operational model.

We performed a qualitative assessment on the four asset groups and PokerStars trademark, considering historical performance, market outlook and updates to future operating plans, to determine if there was any triggering event for impairment testing arising from the change in the strategy and operational model. Based on this assessment, we concluded that there were triggering events for impairment testing for both the trademark and the customer relationships allocated to an asset group comprising global shared poker liquidity markets. After performing a recoverability test, we concluded that the carrying amount of this asset group is recoverable with the sum of the undiscounted cash flows expected to result from the use of the asset group exceeding its carrying amount by 94% as of December 31, 2023.

The carrying amount of the PokerStars trademark was determined to be not recoverable as it exceeded the sum of the undiscounted cash flows expected to result from its use, which reflected the impact of lower projected royalty revenue consequent to the decision to change the strategy and operational model, and therefore an impairment loss was measured as the amount by which the carrying amount of the PokerStars trademark exceeded its fair value.

In measuring the impairment loss of PokerStars trademark, we utilized the relief from royalty method under the income approach to estimate the fair value. Assumptions inherent in estimating the fair value include revenue forecast, royalty rate of 5.0%, income tax rate of 12.5%, and discount rate of 12.5%. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions and estimated growth rates. Financial forecasts beyond the period covered by the plans were estimated by extrapolating the projections based on the plans using a steady growth in line with the long-term average growth for the countries in which the trademark is used. As detailed in Note 11 “Intangible Assets, Net” of our audited consolidated financial statements, we recorded an impairment loss of $725 million related to PokerStars trademark.

We considered the royalty rate and discount rate used to estimate the fair value of PokerStars trademark are most material assumptions. The range in fair value as of December 31, 2023, is $337 million to $533 million, assuming a 100-basis-point increase in the discount rate and 250-basis-point increase in the royalty rate.

Litigation and Claims

We are regularly involved as plaintiffs or defendants in claims and litigation related to our past and current business operations. We establish an accrued liability for legal claims and indemnification claims when we determine that a loss is both probable and the amount of the loss can be reasonably estimated. Our estimates are based on all known facts at the time and our assessment of the ultimate outcome. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. The estimates require significant judgment, given the varying stages of the proceedings, the numerous yet-unresolved issues in many of the claims and the uncertainty of the various potential outcomes of such claims. We vigorously defend ourselves against improper claims, including those asserted in litigation. Due to the unpredictable nature of litigation, there can be no assurance that our accruals will be sufficient to cover the extent of our potential exposure to losses. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by us in connection with the various proceedings could affect our results of operations and financial condition. Please see Note 21 “Commitments and Contingencies” to the consolidated financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk relates to the risk that changes in prices, including sports betting prices or odds, interest rates, and foreign currency exchange rates will impact our income or the value of our financial instruments. Market risk management has the function of managing and controlling our exposures to market risk to within acceptable limits, while at the same time ensuring that returns are optimized.

The management of market risk is performed by the Group under the supervision of the Risk and Sustainability Committee of the Board and management’s Treasury Committee (the “Treasury Committee”) and according to the guidelines approved by them. The Group utilizes derivatives where there is an identified requirement to manage profit or loss volatility. The Group does not hold derivative financial instruments of a speculative nature or for trading purposes.

Sportsbook Prices/Odds and iGaming

Managing the risks associated with sportsbook bets is a fundamental part of our business. We have a separate risk department which has responsibility for the compilation of bookmaking odds and for sportsbook risk management. We employ theoretical win rates to estimate what a certain type of sportsbook bet, on average, will win or lose in the long run. Our risk department is responsible for the creation and pricing of all betting markets and the trading of those markets through their lives. A mix of traditional bookmaking approaches combined with risk management techniques from other industries is applied to our business, and extensive use is made of mathematical models and information technology. We have set predefined limits for the acceptance of sportsbook bet risks. Stake and loss limits are set by reference to individual sports, events and bet types. These limits are subject to formal approval by the Risk and Sustainability Committee. Risk management policies also require sportsbook bets to be hedged with third parties in certain circumstances to limit potential losses.

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and player deposits and derivatives. We maintain cash and cash equivalents with various domestic and foreign financial institutions of high credit quality. Although our balances may be above insured limits, our funds are with major institutions that we believe are of high credit quality. We perform periodic evaluations of the relative credit standing of all of the aforementioned institutions through regular monitoring of credit ratings, credit default swaps and other public information, and take action to adjust exposures to ensure that exposures to lower-rated counter parties are kept to an acceptable level. We have set conservative credit rating and tenor-based limits for exposures to counter parties as part of our treasury policy. Investments are held primarily in money market funds, short duration corporate and government bonds, all of which are investment grade, based on ratings assigned by credit agencies.

Our sports betting, gaming, lottery and poker businesses are predominantly cash and card based, requiring players to pay in advance of us satisfying our performance obligation. Accounts receivable predominately consist of receivables from our point of sales affiliates in Italy. Procedures and controls exist in selection of point of sales affiliates with limits in place for acceptance of wagers on gaming terminals, when applicable, as well as daily checks on credit trends, including blocking gaming terminals if there are unpaid amounts. During fiscal 2023 and 2022, we did not have any players that account for 10% or more of total revenues.

Currency Risk

We are exposed to foreign currency risk in respect of recorded balances that are denominated in a currency other than the functional currency of the recording entity. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss and is included in determining net loss for the period in which the exchange rate changes.

To minimize the impact of exchange rate fluctuations on the Group’s results, the Group looks to match foreign currency denominated liabilities with foreign currency denominated assets where possible. For the Group’s material currencies and where cost effective to do so, we seek to mitigate the impact of changes in currency rates by borrowing centrally in foreign currency denominated debt (after considering the impact of hedging arrangements) in the same proportion as the cash flow earned by our foreign operations in those currencies, thus ensuring the foreign currency denominated debt is repaid with receipts from foreign currency earnings. Subject to operating within limits stipulated in our treasury policies, and, above these limits, with the Treasury Committee approval, we may use forward contracts and other derivative instruments as permitted by our treasury policies to reduce foreign currency exposure. Surplus net foreign currency inflows are predominantly sold at spot rates.

We are also exposed to the net investment in our foreign operations which are primarily in EUR, AUD and USD. Such an exposure is a result of the translation of the net investment into the parent’s functional currency. Accordingly, changes in exchange rates, and in particular a strengthening of the GBP, will negatively affect our revenue gross and operating profits as expressed in GBP.

We may enter into foreign currency swaps and forwards with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows and net investments in foreign subsidiaries. In addition, we have entered, and in the future may enter, into foreign currency contracts to offset the foreign currency exchange gains and losses on our foreign currency denominated debt and net investment in foreign operations.

To provide an assessment of the foreign currency risk, we performed a sensitivity analysis to assess the potential impact of fluctuations in exchange rates. The table below estimates the effect on profit and equity as of December 31, 2023, December 31, 2022, and December 2021, from a 10% increase and decrease in the value of GBP against the EUR, AUD and USD.

	Profit		Equity
	10% increase	10% decrease	10% increase	10% decrease
December 31, 2023
(Amounts in $ millions)
EUR	$7	$(7)	$(577)	$577
AUD	—	—	(109)	109
USD	158	(158)	(51)	51
	Profit		Equity
	10% increase	10% decrease	10% increase	10% decrease
December 31, 2022
(Amounts in $ millions)
EUR	$10	$(10)	$(412)	$412
AUD	—	—	(70)	70
USD	10	(15)	(76)	76
	Profit		Equity
	10% increase	10% decrease	10% increase	10% decrease
December 31, 2021
(Amounts in $ millions)
EUR	$7	$(7)	$(383)	$383
AUD	—	—	(88)	88
USD	27	(34)	(63)	63

Interest Rate Risk

Our exposure to changes in interest rates includes fluctuations in the amounts of interest paid on our long-term indebtedness, as well as the interest earned on our cash and investments. We manage our exposure to changes in interest rates through offsetting exposures and the use of derivative instruments. As of fiscal 2023 and 2022, the Company had outstanding floating rate long term debt with varying maturities for an aggregate carrying amount of $3,185 million and $4,628 million, respectively. We may in the future enter into interest rate swaps to manage interest rate risk on our outstanding long-term debt. Interest rate swaps allow us to effectively convert fixed-rate payments into floating-rate payments or floating-rate payments into fixed-rate payments. Gains and losses on term debt are generally offset by the corresponding losses and gains on the related hedging instrument. A 100-basis point increase in market interest rates would cause interest expense on our long-term debt as of December 31, 2023, December 31, 2022 and December 31, 2021 to increase $37 million, $47 million and $37 million on an annualized basis, respectively.

There have been no material changes to our market risk during the fiscal year 2023.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—B. Liquidity and Capital Resources—Quantitative and Qualitative Disclosures About Market Risk.”

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

See the Financial Statements beginning on page 117.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Flutter Entertainment plc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Flutter Entertainment plc. and subsidiaries (“the Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive (loss), changes in shareholders’ equity and redeemable non-controlling interests, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of FOX’s option to acquire stake in FanDuel

As discussed in Note 20, Flutter has an agreement with the FOX Corporation (FOX) that provides FOX with an option (the Fox Option) to acquire an 18.6% equity interest in FanDuel Group LLC, Flutter’s US subsidiary. As the Company is the writer of this option, the settlement obligation is recorded as a liability on its balance sheet and adjusted to fair value through the Statement of Comprehensive Income/(Loss).

We identified the assessment of the valuation of the Fox Option as a critical audit matter. A high degree of auditor judgment was required in evaluating certain key assumptions used to determine the fair value of the option, specifically, the discounts applied for lack of control and marketability, licensing probability, volatility rates and enterprise value of FanDuel. Changes to these assumptions could have a significant effect on the valuation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s licensing probability assumption by comparing the assumption to contractual and regulatory requirements and available industry data. We involved valuation professionals with specialized skill and knowledge who assisted in:

•	evaluating the discounts applied for lack of control and marketability by comparing against comparable market data; and

•	evaluating the volatility rates and enterprise value of FanDuel using market comparables and other publicly available market data.

Assessment of the fair value of PokerStars trademark intangible asset

As discussed in Note 11 to the consolidated financial statements, the Company has $5,881 million of intangible assets, net, as of December 31, 2023. As discussed in Note 2, finite lived intangible assets including capitalized software are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. During the fourth quarter of 2023, the Company determined that a triggering event occurred and the carrying value of the PokerStars trademark intangible asset within the International segment exceeded its fair value, resulting in an intangible asset impairment charge of $725 million.

We identified the assessment of the fair value of the PokerStars trademark intangible asset within the International segment as a critical audit matter. A high degree of auditor subjectivity is involved in evaluating the discount rate and royalty rate assumptions used in the impairment assessment. Changes to these assumptions could have a substantial impact on the fair value of the PokerStars trademark intangible asset and the amount of the impairment charge.

The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•	evaluating the discount rates, by comparing them against ranges that were independently developed using publicly available market data for comparable entities; and

•	evaluating the royalty rate using market comparables and past valuation analyses of the PokerStars brand.

/s/ KPMG

We have served as the Company’s auditor since 2018.

Dublin, Ireland

March 26, 2024

FLUTTER ENTERTAINMENT PLC

CONSOLIDATED BALANCE SHEETS

($ in millions except share and per share amounts)

	As of December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,497	$966
Cash and cash equivalents – restricted	22	16
Player deposits – cash and cash equivalents	1,752	2,008
Player deposits – investments	172	167
Accounts receivable, net	90	116
Prepaid expenses and other current assets	443	703

TOTAL CURRENT ASSETS	3,976	3,976
Investments	9	11
Property and equipment, net	471	430
Operating lease right-of-use assets	429	452
Intangible assets, net	5,881	7,036
Goodwill	13,745	13,244
Deferred tax assets	24	47
Other non-current assets	100	62

TOTAL ASSETS	$24,635	$25,258

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$240	$248
Player deposit liability	1,786	2,110
Operating lease liabilities	123	110
Long-term debt due within one year	51	43
Other current liabilities	2,326	2,115

TOTAL CURRENT LIABILITIES	4,526	4,626
Operating lease liabilities – non-current	354	384
Long-term debt	7,005	6,707
Deferred tax liabilities	802	919
Other non-current liabilities	580	502

TOTAL LIABILITIES	$13,267	$13,138
COMMITMENTS AND CONTINGENCIES (Note 21)
REDEEMABLE NON-CONTROLLING INTERESTS	1,152	929
SHAREHOLDERS’ EQUITY
Common share (Authorized 300,000,000 shares of €0.09 ($0.10) par value each; issued 2023: 177,008,649 shares; 2022: 176,091,902 shares)	$36	$36
Shares held by employee benefit trust, at cost 2023: nil, 2022: 1,396 shares	—	(1)
Additional paid-in capital	1,385	1,192
Accumulated other comprehensive loss	(1,483)	(1,782)
Retained earnings	10,106	11,590

Total Flutter Shareholders’ Equity	10,044	11,035
Non-controlling interests	172	156

TOTAL SHAREHOLDERS’ EQUITY	10,216	11,191

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY	$24,635	$25,258

The accompanying notes are an integral part of these Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

($ in millions except share and per share amounts)

	Year ended December 31,
	2023	2022	2021
Revenue	$11,790	$9,463	$8,308
Cost of Sales	(6,202)	(4,813)	(3,881)

Gross profit	5,588	4,650	4,427
Technology, research and development expenses	(765)	(552)	(634)
Sales and marketing expenses	(3,776)	(3,014)	(2,819)
General and administrative expenses	(1,596)	(1,172)	(1,423)

Operating loss	(549)	(88)	(449)
Other (expense) income, net	(157)	5	101
Interest expense, net	(385)	(212)	(215)

Loss before income taxes	(1,091)	(295)	(563)
Income tax expense	(120)	(75)	(194)

Net loss	(1,211)	(370)	(757)

Net gain/(loss) attributable to non-controlling interests and redeemable non-controlling interests	13	(1)	(13)
Adjustment of redeemable non-controlling interest to redemption value	(2)	63	179
Net loss attributable to Flutter shareholders	(1,222)	(432)	(923)
Net loss per share
Basic	(6.89)	(2.44)	(5.24)
Diluted	(6.89)	(2.44)	(5.24)
Other comprehensive income / (loss), before tax:
Effective portion of changes in fair value of cash flow hedges	(121)	80	26
Fair value of cash flow hedges transferred to the income statement	93	(72)	(11)
Foreign exchange gain / (loss) on net investment hedges	30	(145)	30
Foreign exchange gain / (loss) on translation of the net assets of foreign currency denominated entities	357	(896)	(673)
Fair value movements on available for sale debt instruments	5	(4)	(1)

Other comprehensive income / (loss)	364	(1,037)	(629)

Other comprehensive income / (loss) attributable to Flutter shareholders	299	(926)	(627)
Other comprehensive income / (loss) attributable to non-controlling interest and redeemable non-controlling interest	65	(111)	(2)

Total comprehensive loss for the year	$(847)	$(1,407)	$(1,386)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS

($ in millions except share amounts)

	Redeemable non- controlling interests	Common Share		Shares held by employee benefit		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Treasury share	Retained Earnings	Total Flutter Shareholders’ Equity	Non-controlling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance at January 1, 2021	$1,126	177,033,508	$36	67,320	$(8)	$14,601	$(229)	$(60)	$(704)	$13,636	$—	$13,636

Net profit / (loss)	166	—	—	—	—	—	—	—	(923)	(923)	—	(923)
Adjustment of redeemable non-controlling interest redeemable at fair value	26	—	—	—	—	—	—	—	(26)	(26)	—	(26)
Shares issued on exercise of employee share options	—	560,426	—	—	—	18	—	—	—	18	—	18
Business combinations	34	—	—	—	—	—	—		—	—	—	—
Cancellation of treasury shares	—	(1,965,600)	—	—	—	—	—	60	(60)	—	—	—
Reduction of capital	—	—	—	—	—	(13,631)	—	—	13,631	—	—	—
Ordinary shares of the Company acquired by the Employee Benefit Trust	—	—	—	1,337,894	(252)	—	—	—	—	(252)	—	(252)
Equity-settled transactions - expense recorded in the income statement	—	—	—	—	—	63	—	—	—	63	—	63
Equity-settled transactions - vesting	—	—	—	(1,372,056)	253	—	—	—	20	273	—	273
Dividend paid to non-controlling interests	(23)	—	—	—	—	—	—	—	—	—	—	—
Other Comprehensive (Loss)	(2)	—	—	—	—	—	(627)	—	—	(627)	—	(627)

Balance at December 31, 2021	1,327	175,628,334	36	33,158	(7)	1,051	(856)	—	11,938	12,162	—	12,162
Net profit / (loss)	59	—	—	—	—	—	—	—	(432)	(432)	3	(429)
Adjustment of redeemable non-controlling interest redeemable at fair value	(93)	—	—	—	—	—	—	—	93	93	—	93
Shares issued on exercise of employee share options	—	463,568	—	—	—	9	—	—	—	9	—	9
Business combinations	5	—	—	—	—	—	—	—	—	—	153	153
Ordinary shares of the Company acquired by the Employee Benefit Trust	—	—	—	23,775	(3)	—	—	—	—	(3)	—	(3)
Equity-settled transactions - expense recorded in the income statement	—	—	—		—	132	—	—	—	132	—	132
Equity-settled transactions - vesting	—	—	—	(55,537)	9	—	—	—	(9)	—	—	—
Dividend paid to non-controlling interests	(7)	—	—	—	—	—	—	—	—	—	—	—
Acquisition of redeemable non-controlling interests	(251)	—	—	—	—	—	—	—	—	—	—	—
Other Comprehensive (Loss)	(111)	—	—	—	—	—	(926)	—	—	(926)	—	(926)

	Redeemable non- controlling interests	Common Share		Shares held by employee benefit		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Treasury share	Retained Earnings	Total Flutter Shareholders’ Equity	Non-controlling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance at December 31, 2022.	929	176,091,902	36	1,396	(1)	1,192	(1,782)	—	11,590	11,035	156	11,191

Net profit / (loss)	3	—	—	—	—	—	—	—	(1,222)	(1,222)	8	(1,214)
Adjustment of redeemable non-controlling interest redeemable at fair value	258	—	—	—	—	—	—	—	(258)	(258)	—	(258)
Shares issued on exercise of employee share options	—	916,747	—	—	—	13	—	—	—	13	—	13
Ordinary shares of the Company acquired by the Employee Benefit Trust	—	—	—	1,106,417	(212)	—	—	—	—	(212)	—	(212)
Equity-settled transactions - expense recorded in the income statement	—	—	—	—	—	180	—	—	—	180	—	180
Equity-settled transactions - vesting	—	—	—	(1,107,813)	213	—	—	—	(4)	209	—	209
Acquisition of redeemable non-controlling interests	(95)	—	—	—	—	—	—	—	—	—	—	—
Other Comprehensive Income	57	—	—	—	—	—	299	—	—	299	8	307

Balance at December 31, 2023	$1,152	177,008,649	$36	—	$—	$1,385	$(1,483)	$—	$10,106	$10,044	$172	$10,216

The accompanying notes are an integral part of these Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Year ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,211)	$(370)	$(757)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,285	1,075	1,010
Impairment Loss	725	—	—
Change in fair value of derivatives	(7)	(152)	(141)
Non-cash interest (income) / expense, net	(12)	7	17
Non-cash operating lease expense	117	96	70
Unrealized foreign currency exchange (gain) / loss, net	(225)	196	101
Loss / (gain) on disposal	5	—	(16)
Share-based compensation – equity classified	180	132	63
Share-based compensation – liability classified	10	49	425
Other (expense) / income, net	163	(89)	69
Deferred tax benefit	(132)	(145)	(12)
Loss / (gain) on extinguishment of long-term debt	6	65	(130)
Change in contingent consideration	(2)	(6)	7
Change in operating assets and liabilities:
Player deposits	(1)	(72)	—
Accounts receivable	23	(12)	(17)
Prepaid expenses and other current assets	146	(97)	(41)
Accounts payable	(4)	(24)	(1)
Other current liabilities	366	207	(117)
Player deposit liability	(382)	376	80
Operating leases liabilities	(113)	(73)	(57)

Net cash provided by operating activities	937	1,163	553

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(159)	(122)	(122)
Purchases of intangible assets	(175)	(100)	(85)
Capitalized software	(268)	(207)	(152)
Acquisitions, net of cash acquired	—	(2,095)	(70)
Proceeds from disposal of property and equipment	—	7	175

Net cash (used in) investing activities	(602)	(2,517)	(254)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of common share upon exercise of options	13	9	18
Proceeds from issuance of long-term debt (net of transaction costs)	2,018	4,692	1,661
Repayment of long-term debt	(1,837)	(2,646)	(1,033)
Acquisition of non-controlling interests	(95)	(251)	—
Distributions to non-controlling interests	—	(7)	(23)
Payment of contingent consideration	—	(11)	(10)
Repurchase of common share	(212)	(3)	(252)

Net cash (used in) / provided by financing activities	(113)	1,783	361

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	222	429	660
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of year	2,990	2,681	2,151
Effect of foreign exchange on cash, cash equivalents and restricted cash.	59	(120)	(130)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of year	$3,271	$2,990	$2,681

FLUTTER ENTERTAINMENT PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in millions)

	Year ended December 31,
	2023	2022	2021
CASH, CASH EQUIVALENTS AND RESTRICTED CASH comprise of:
Cash and cash equivalents	$1,497	$966	$1,286
Cash and cash equivalents—restricted	22	16	10
Player deposits – cash and cash equivalents	1,752	2,008	1,385

CASH, CASH EQUIVALENTS AND RESTRICTED CASH End of year	$3,271	$2,990	$2,681

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	408	222	214
Income tax paid (net of refunds)	255	199	191
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of intangible assets with accrued expense	—	21	—
Operating lease right-of-use assets obtained in exchange of operating lease liabilities	73	148	135
Adjustments to lease balances as a result of remeasurement	22	18	20
Business acquisitions (including contingent consideration)	—	—	24
Cancellation of Treasury Shares	—	—	60
Reduction in capital	—	—	13,631
Proceeds from issuance as part of debt restructuring	5,267	—	—
Principal amount of extinguishment as part of debt restructuring	4,622	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Flutter Entertainment plc (the “Company” or “Flutter”) and its subsidiaries (together referred to as the “Group”) is a global online sports betting and iGaming entity, operating some of the world’s most innovative, diverse and distinctive online sports betting and gaming brands such as FanDuel, Sky Betting & Gaming, Sportsbet, PokerStars, Paddy Power, Sisal, tombola, Betfair, TVG, Junglee Games and Adjarabet. As of December 31, 2023, the Group offered its products in over 100 countries. The Group’s iGaming products are provided across its online business in many, but not all, jurisdictions in which it offers its sports services. The Group reports its financial results based on four reportable segments: UK & Ireland, Australia, International, and U.S. The segment information aligns with how the chief operating decision maker (“CODM”) reviews and manages the business. The Group determined that it is the Chief Executive Officer and Chief Financial Officer jointly who are performing the function of CODM. The Group is a public limited company incorporated and domiciled in the Republic of Ireland and has the listing on the main market of the London Stock Exchange.

Public Listing on the New York Stock Exchange (“NYSE”)

In January 2024, the Group completed its registration process with the United States Securities and Exchange Commission (“SEC”), and listed on the NYSE for public trading. The Group has voluntarily elected to file its annual report for fiscal period ended December 31, 2023 on Form 10-K with the SEC instead of filing on the reporting forms available to foreign private issuers.

After listing on the NYSE, the Group has maintained its listing status on the London Stock Exchange and delisted from the Irish Stock Exchange.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). These consolidated financial statements do not constitute statutory financial statements for the purpose of the Companies Act 2014 of Ireland, nor do they constitute audited financial statements for the purpose of the Irish Transparency (Directive 2004/109/EC) Regulations 2007.

Change of Reporting Currency — Due to the election to comply with all the requirements of “domestic company” forms, the Company, as domestic filer, changed its reporting currency from pound sterling to U.S. dollar. The change in reporting currency was applied retrospectively. Consolidated financial statements for all periods and the accompanying notes thereto presented have been recast into U.S. dollars.

In applying the change in reporting currency, all assets and liabilities of the Group’s operations were translated from their functional currency into U.S. dollar using the exchange rates in effect on the consolidated balance sheets date, and shareholders’ equity was translated at historical rates. The shareholders’ equity translation dated back to 2016 when the merger of Paddy Power and Betfair was completed, and the Group started to have material foreign currency transactions. Opening shareholders’ equity at January 1, 2016 has been translated at the historic rate on that date and any other movements in shareholders’ equity during the period from January 1, 2016 to December 31, 2023 were translated using the appropriate historical rates at the date of the respective transaction. All other revenues, expenses and cash flows were translated at the average rates during the reporting periods presented. The resulting translation adjustments are reported under comprehensive income as a separate component of shareholders’ equity.

Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosed in the consolidated financial statements. Significant estimates include, but are not limited to, the impairment assessment of acquired goodwill and intangible assets, determination of the valuation of level 3 financial instruments relating to the redeemable non-controlling interest at fair value, the Fox Option, the valuation of tangible assets acquired as part of a business combination and the determination of loss contingencies. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

Principles of Consolidation — The consolidated financial statements include the accounts of the Group and its wholly-owned subsidiaries and other subsidiaries where the Group holds a controlling interest. All inter-company balances and transactions have been eliminated in consolidation.

Fair Value Measurements — Assets and liabilities recorded at fair value on a recurring basis in the Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three- tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Inputs are observable, (other than Level 1 quoted prices) unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3 — Unobservable inputs that are supported by little or no market data for the related assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily 1) assets and liabilities acquired in connection with business combinations, 2) long lived assets, goodwill and other indefinite lived intangible assets, which are remeasured when the fair value is below carrying value on the Consolidated Balance Sheets. For these assets, the Group does not periodically adjust carrying value to fair value, except in the event of impairment.

Cash and Cash Equivalents — Cash and cash equivalents represent cash and highly liquid investments with an original contractual maturity at the date of purchase of three months or less and excludes customer monies, which are disclosed as Player Deposits. Cash and cash equivalents were $1,497 million as of December 31, 2023 and $966 million as of December 31, 2022, which comprise cash and call deposits with an original maturity of three months or less and money market funds.

Player Deposits – cash and cash equivalents — Player deposits represent cash deposited by players in order to engage in our revenue-generating offerings and are held in various segregated bank accounts maintained and legally owned by the Group, but not used by the Group for general corporate purposes. The corresponding liability is recorded in player deposit liability, which represents the balances of players of the various platforms. A substantial portion of the player deposits which have a corresponding liability relating to our sports betting and iGaming operations are restricted from general corporate use by local licensing rules. Player deposits—cash and cash equivalents were $1,752 million as of December 31, 2023, and $2,008 million as of December 31, 2022.

F-126

Concentration of Credit Risk — Financial instruments that potentially subject the Group to concentrations of credit risk consist primarily of cash and cash equivalents, and player deposits. The Group maintains cash and cash equivalents with various domestic and foreign financial institutions of high credit quality.

Although balances are above insured limits, funds are with major institutions. The Group performs periodic evaluations of the relative credit standing of all of the aforementioned institutions through regular monitoring of credit ratings, credit default swaps and other public information, and takes action to adjust exposures to ensure that exposures to lower rated counter parties are kept to an acceptable level.

The Group’s sports betting and iGaming businesses are predominately cash and card businesses requiring players to pay in advance of the Group satisfying its performance obligation. Accounts receivable predominately consist of receivables from the Group’s point of sales affiliates in Italy. Procedures and controls exist in selection of point of sales affiliates with limits in place for acceptance of wagers on gaming terminals when applicable as well as daily checks on credit trends including blocking gaming terminals if there are unpaid amounts. During the years ended December 31, 2023, and 2022, the Group did not have any players that account for 10% or more of total revenues. Accounts receivable, net were $90 million as of December 31, 2023 and $116 million as of December 31, 2022.

Business combinations — The Company accounts for business combinations under the acquisition method of accounting, in accordance with ASC 805, which requires assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. Any fair value of purchase consideration in excess of the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The fair values of the assets acquired and liabilities assumed are determined based upon the valuation of the acquired business and involve management making significant estimates and assumptions.

Property and Equipment, net — Property and equipment, net are stated at cost less accumulated depreciation. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets and the resulting gain or loss is reflected in general and administrative expenses in the Consolidated Statements of Comprehensive Income / (Loss).

The estimated useful lives for property and equipment categories are as follows:

Asset Class	Useful Life
Equipment	1 to 10 years
Furniture and fixtures	3 to 10 years
Leasehold improvements	Shorter of the useful life of the leasehold improvements and the remaining lease term except if there is a transfer of ownership or an option to purchase the underlying asset which Flutter is reasonably certain to exercise, in which case leasehold improvements will be amortized over their useful life
Buildings: Freehold	25 to 50 years
Land	Not depreciated

The Group reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the long-lived asset and its eventual disposition are less than its carrying amount being the excess of the carrying value of the impaired asset over its fair value.

Intangible Assets, net – The Group’s intangible assets consist of trademarks, licenses, customer relationships, broadcasting and wagering rights, computer software and technology and software development costs. License fees incurred in connection with the application and subsequent renewal of licenses are capitalized. Intangible assets acquired in a business combination, such as trademarks, customer relationships and platform technology, are recognized at fair value at the acquisition date. Intangible assets are carried at cost less accumulated amortization and impairment losses. Intangible assets are amortized on a straight-line basis over the estimated useful life except for customer relationships which are amortized based on the estimated customer attrition rates.

Finite lived intangible assets including capitalized software are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. An impairment expense is recognized when the estimated undiscounted future cash flows are less than the asset’s carrying amount being the excess of the carrying value of the impaired asset over its fair value.

Asset Class	Useful Life
Trademarks	8 to 20 years
Licenses	2 to 20 years
Customer relationships	4-20, based on estimated customer attrition rates
Computer software and technology	2 to 5 years
Development expenditure	3 to 5 years

The Group capitalizes the costs incurred to develop software for internal use, pursuant to ASC 350-40, Intangibles, Goodwill and Other—Internal-Use Software, during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage along with post implementation stages of internal use software are expensed as incurred. Costs capitalized as internal use software are amortized on a straight-line basis over the estimated useful life of 3 to 5 years and are included in cost of sales within the Consolidated Statements of Comprehensive Income / (Loss).

Leases — The Group has lease agreements primarily for offices, retail stores, data centers and marketing arrangements. At contract inception, the Group determines if a contract is or contains a lease and whether it is an operating or finance lease. The Group recognizes lease expense on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably certain. In those instances, the renewal period would be included in the lease term to determine the period in which to recognize the lease expense. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. The Group elected the practical expedient to account for each lease component (e.g., the right to use office space) and the associated non-lease components (e.g., maintenance services) as a single lease component.

Goodwill — Goodwill represents the excess of cost over the fair value of the net tangible and intangible assets of businesses acquired in a business combination. Goodwill is tested for impairment at least annually in the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Group has elected to begin with qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Group’s management, strategy and primary user base.

If the Group determines that it is more likely than not that the fair value of goodwill is less than its carrying amount, then the Group performs the quantitative goodwill impairment test. If the fair value exceeds the carrying amount, no further analysis is required; otherwise, any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.

Long-term Debt — The Group’s long-term debt includes term loans and a revolving credit facility. The term loans are recorded at par value less debt issuance costs, which are recorded as a reduction in the carrying value of the debt. The discount, premium and issuance costs associated with the term loans are amortized using the effective interest rate method over the term of the debt as a non-cash charge to interest expense. Borrowings under the revolving credit facility, if any, are recognized at principal balance plus accrued interest based upon stated interest rates. Long-term debt is presented as current if the liability is due to be settled within 12 months after the balance sheet date, unless the Group has the ability and intention to refinance on a long-term basis. In the event a debt is modified, Group evaluates the transaction under ASC 470-50-40, Debt Modifications and Extinguishments. If the new debt terms are substantially different from the original debt terms, the original debt is accounted for as being extinguished and a new debt instrument will be recognized. If the new debt terms are not substantially different from the original debt terms, the transaction will be accounted for as a modification of the original debt terms.

Derivative Instruments and Hedging Activities — The Group uses derivative financial instruments for risk management and risk mitigation purposes. As such, any change in cash flows associated with derivative instruments are expected to be offset by changes in cash flows related to the hedged item. All derivatives are recorded at fair value on the Consolidated Balance Sheets in the other current assets, other non-current assets, other current liabilities, and other non-current liabilities and changes in the fair value of derivative financial instruments are either recognized in Accumulated other comprehensive income / (loss), Other income/(expense), net depending on the nature of the underlying exposure, whether the derivative is formally designated as a hedge and, if designated, the extent to which the hedge is effective. For undesignated hedges and designated cash flow hedges, this is primarily within the cash provided by operations component of the Consolidated Statements of Cash Flows. For designated net investment hedges, this is within the Cash provided by investing activities component of the Consolidated Statements of Cash Flows. For the Company’s cash flow hedges, which use cross currency interest rate swaps to mitigate the risk of fluctuation of coupon and principal cash flows due to changes in foreign currency and interest rates related to the USD First Lien Term Loan B and USD First Lien Term Loan A, the related cash flows are reflected within the Net cash provided by operating activities in the Consolidated Statements of Cash Flows.

Income Tax Expense — The Group accounts for income tax expense under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to operating loss carry-forwards and temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which the related assets and liabilities are expected to be recovered or settled. The effect of a change in the income tax rates on deferred tax asset and liability balances is recognized in income in the period that includes the enactment date of such rate change. A valuation allowance is recorded to reduce deferred tax assets to an amount that is more likely than not to be realized.

The Group accounts for uncertainty in income tax expense in its consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the Group’s consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon settlement. The income tax expense includes the effects of any unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties.

Commitments and Contingencies — The Group is subject to various legal proceedings, regulatory proceedings and claims, the outcomes of which are subject to uncertainty. The Group records an estimated loss from a loss contingency, with a corresponding charge to income, if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where there is a reasonable possibility that a loss has been incurred, the Group provides disclosure of such contingencies.

Revenue Recognition — The Group, in accordance with ASC, Topic 606, Revenue from Contracts with Customers, recognizes revenue when a performance obligation is satisfied by transferring the control of promised goods or services to a customer, in an amount that reflects the consideration that the Group expects to be entitled for those goods or services using a five-step process.

The Company determines revenue recognition through the following steps:

•	Identify the contract, or contracts, with the customer;

•	Identify the performance obligations in the contract;

•	Determine the transaction price;

•	Allocate the transaction price to performance obligations in the contract; and

•	Recognize revenue when, or as, the Company satisfies performance obligations by transferring the promised good or services.

The Group is engaged in the business of digital sports entertainment and gaming, earning its revenue predominantly from two types of gaming products: peer-to-business (“P2B”) and peer-to-peer (“P2P”). The Group’s P2B products involve players playing against the Group and P2P products involve players playing/betting against each other and not against the Group, and the Group makes a commission on the games. The P2B products include a range of games of chance such as sportsbook, online casino, bingo and machine gaming terminals. The P2P products include betting and exchanges, such as Betfair Exchange, horseracing TVG, daily fantasy sports (“DFS”), pari-mutuel wagering and poker. The Group’s main revenue streams are as below:

Sportsbook

Sportsbook involves the player placing a bet (wager) on various types of sporting events at fixed odds determined by the Group. Bets are made in advance of the sporting event that will determine the outcome of the wager. The player places their bet in the custody of the Group until the event occurs and the result of the sporting event is determined, which will be at some time in the future.

The Group has an obligation to honor the outcome of the sporting event and to pay out an amount equal to the stated odds assigned at the time of the bet if the player wins. These elements to the Group’s obligation (honoring the outcome and paying out an amount) are not separable and are considered one performance obligation by the Group.

For a single wager, revenue represents the net win or loss from a sporting event, net of new player incentives and player retention incentives. Odds are set based on statistical probabilities such that the Group expects to realize a net win from the aggregation of all individual bets with players over time.

Revenue is recognized when the performance obligation is satisfied which corresponds to the occurrence of the sporting event to which the betting relates, at which time recognition of the net win or net loss is recorded.

iGaming (including iGaming, Poker, and Lottery)

iGaming consists of a full suite of casino and online games such as roulette, blackjack, slot games, bingo, rummy and other card games. Casino games involve players placing wagers to play an online game against the Group. Games are designed to function and determine the outcome of the bet without the intervention of the Group and with only the player making decisions around their bet and the options given in the game. The Group generates revenue through the gross bets placed less payouts on winning bets, which is also referred to as “hold.”

The Group has an obligation to honor the outcome of the game and to pay out an amount equal to the stated odds if the player wins the game. These elements to the Group’s obligation (honoring the outcome and paying out an amount) are not separable and are considered one performance obligation by the Group. For a single wager, revenue represents the net win or loss from a game, net of new player incentives and player retention incentives. Individual online games are designed and function in such a manner that the Group expects to realize a net win from the aggregation of all the individual gaming transactions with a player over the relationship based on statistical probabilities. The Group’s performance obligations are satisfied upon the outcome of the game within a few minutes of the placement of the bet by the player at which time net win or net loss is determined and revenue is recognized at that time.

Poker

Online poker is a peer-to-peer game offered through multiple platforms within the Group where individuals engage in game play against other individuals, not against the Group. Players play against each other in either ring games (i.e., games for cash on a hand-by-hand basis) or in tournaments (i.e., players play against each other for tournament chips with prize money distributed to the last remaining competitors) or variations thereof. The Group collects a percentage of a game’s wagers, known as the rake, up to a capped amount in ring games and a tournament entry fee for scheduled tournaments and sit and go tournaments.

The Group’s performance obligation is to operate the ring games and tournaments in accordance with the rules, tabulate the results and pay out players based on the ring games’ and tournaments’ results. These elements to the Group’s obligation are not separable and are considered one performance obligation by the Group.

For ring games, revenue (the rake) is recognized at the conclusion of each poker hand. For tournaments, revenue from entry fees revenue is recognized when the tournament has concluded.

The Group operates a tiered loyalty program named PokerStars Rewards. Players earn a fixed amount of rewards points for every one currency unit in entry fees for scheduled tournaments and rake. Chests are awarded for a fixed number of rewards points with the number of rewards points required for a chest varying based on tiers. Chests expire after 30 days if unopened. Players in the higher tiers are also entitled to participate in monthly poker challenges with the points targets and rewards personalized based on the players playing history in the form of star coins. Star coins can be exchanged by players for cash, bonuses or other rewards. Star coins expire if a play does not earn any reward points within a six-month rolling period.

Pokerstars Rewards provides players with a material right that they would not receive without entering in game play against other individuals on the PokerStars platform and is treated by the Group as a performance obligation. The reward points are initially recognized as a contract liability with the Group allocating a portion of the rake and entry fee based on the relative standalone selling price. Revenue is recognized when the player exchanges the star coins for cash, bonuses, or other rewards. Revenue from star coins that are not expected to be redeemed is recognized in proportion to the pattern of rights exercised by players.

Lottery

The Group is the lottery operator in Italy, Turkey and Morocco and has a wide-ranging portfolio of draw-based (National Totalizer Numeric Gaming (“NTNG”)) products and instant lottery games that are distributed through affiliated sales points which consists of third-party sales points (coffee shops, tobacco shops, newsstands) and online, through the Group’s websites and apps and other online resellers authorized by the official regulatory bodies in these three markets.

The Group’s obligation for NTNG products includes designing new games, managing the operation and infrastructure of NTNG products, developing the distribution network and marketing support for NTNG products, acting as the national totalizator, and providing services for players and winners. These elements to the Group’s obligation of operating a draw-based lottery are not separable and are considered one performance obligation composed of a series of distinct services (i.e., days of service) that are substantially the same and have the same pattern of transfer to the relevant local gaming authority, the Group’s customer.

The Group satisfies its performance obligation and recognizes revenue over time because the local gaming authority simultaneously receives and consumes the benefits provided as the Group performs the services. As consideration for operating the NTNG products on the local gaming authority’s behalf, the Group earns a fixed percentage of the draw-based lottery ticket sales made through its distribution network.

Where NTNG products are distributed through the Group’s websites and apps, the Group also earns a reseller commission. Reseller commission is recognized when the sale is concluded through the Group’s websites and apps. The Group also earns a facility fee from affiliated sales points. This is a fee for a portfolio of different services which includes marketing services and technical support. Revenue from facility fee is recognized over the facility service contract period.

The Group’s obligation for instant lottery games includes designing, printing and selling instant lottery products and providing the comprehensive services necessary to operate integrated instant product operations including: (i) instant products planning, monitoring and management systems functions, (ii) warehousing, inventory management and distribution functions, and (iii) marketing and game support functions. These elements to the Group’s obligation of operating instant lottery games are not separable and are considered one performance obligation composed of a series of distinct services (i.e., days of service) that are substantially the same and have the same pattern of transfer to the relevant local gaming authority, the Group’s customer.

The Group satisfies its performance obligation and recognizes revenue over time because the local gaming authority simultaneously receives and consumes the benefits provided as the Group performs the services. As consideration for operating the instant lottery products on behalf of the local gaming authority, the Group earns a pre-determined percentage of the lottery ticket sales.

Other Revenue (including Exchange betting, Pari-mutuel wagering and Other)

Exchange betting

The Group’s betting exchange offers a platform for players to bet on the outcome of discrete sporting events. The platform offers players the opportunity to ‘back’ (bets than an outcome will occur) and ‘lay’ (bets that the outcome will not occur) with players betting against each other and not against the Group. The platform supports ‘in play’ betting (betting that takes place after an event has started and up to its conclusion) and ‘cash out’ which is a way for players to lock in a profit, or cut your losses, without having to wait for the event to finish. The Group earns a commission on the players winnings, net of discount which vary based on a players betting activity.

The Group’s performance obligation is to provide access to the platform, facilitate the placement of wagers including getting players matched at the best available odds through its exchange platform, and settle the wagers based on the results of the event to which the betting relates. These elements to the Group’s obligation are not separable and are considered one performance obligation by the Group. As such, revenue is recognized when the performance obligation is satisfied which corresponds to the occurrence of the event to which the betting relates, at which time recognition of the commission is recorded.

Pari-mutuel wagering

Pari-mutuel wagers on horse and greyhound races are accepted through the Group’s wagering systems. Wagers placed through the wagering systems are sent into commingled pools at the host racetrack and are subject to all host racetrack rules and restrictions. The Group receives a fee for the wagers it has brought to the pool and does not collect anything else when a bettor loses, nor does it pay additional amounts (from its funds) when a bettor wins.

The Group is an agent in these transactions and records revenue on a net basis as it is merely offering access to the pool and simulcasting the event (the performance obligation). Revenue represents a percentage of amount of the wager (“handle”) from pari-mutuel wagers on horse and greyhound races. The percentage fee earned by the Group depends on the racetrack, type of wager accepted and the associated state regulations. Revenue is recognized only at the conclusion of the race, at which point all bettors are paid through the Group from the pool of funds based on closing odds of the applicable race. Revenue is stated net of new player incentives and player retention incentives.

Other

The Group’s Daily Fantasy Sports is a platform offering fantasy sports contests and fantasy sports tournaments which enables players to use their skill and knowledge of relevant professional sports information and the fantasy sports rules to compete against one another for prizes announced in advance of the event. Revenue is recognized at a point in time when the contest ends or when each round is completed over the period of the tournament.

The Group sponsors certain live poker tours and events, uses its industry expertise to provide consultancy and support services to the casinos that operate the events, and has marketing arrangements for branded poker rooms at various locations around the world. The Group also provides customers with other media and advertising services, and limited content development services with revenue generated by way of affiliate commissions, revenue share arrangements and advertising income as applicable. Revenue is recognized upon satisfying the applicable performance obligations, at a point in time or over time as applicable.

Revenue from sponsorships represents advertising campaigns for customers who become a presenting sponsor at events, which is recognized over the period of the sponsored event.

Interest revenue is earned player deposits is accrued on a monthly basis, by reference to the principal outstanding and at the effective interest rate applicable. While this is not revenue earned from contracts with players, interest revenue on player deposits is presented in revenue since it is earned on funds that are held as part of the Group’s revenue generating activities.

Contract balances

Contract assets and liabilities represent the differences in the timing of revenue recognition from the receipt of cash from the players. The Group’s contract assets balance is highly immaterial as the players are mostly required to pay in advance of the Group satisfying its performance obligation. Contract liabilities arise because of open sports betting positions, undrawn and unclaimed lottery prizes, and deferred revenue relating to loyalty points.

Cost of Sales — Cost of sales primarily consists of certain gaming taxes, annual license fees, platform costs directly associated with revenue-generating activities, including those costs that were originally capitalized for internally developed software, payments to third parties for providing market access, royalty fees for the use of casino games, payment processing fees, direct costs of sponsorships, usage costs including data services, revenue share payments made to third parties that refer players to the platform (“affiliates”), payments for geolocation services of online players and amortization of certain capitalized development costs related to the Group’s platforms. Cost of sales also includes compensation, employee benefits and share-based compensation of revenue-associated personnel, including technology personnel engaged in the maintenance of the platforms. It also includes property costs and utility costs for retail stores.

Technology, Research and Development Expenses —Technology, research and development expenses include compensation, employee benefits and share-based compensation for technology developers and product management employees as well as fees paid to outside consultants and other technology related service providers engaged in improving the appearance and speed of, the manner in which the Group categorizes and displays products on, and player interaction with, the Group’s online sports betting and gaming platform, the Group’s internal reporting tools, network security and data encryption systems, together with scoping, planning, visioning and targeting research and development efforts (preliminary project stage), of new or enhanced product offerings. These expenses are not directly associated with earning revenue activities and are intended to improve and facilitate the customer experience, ensure the quality and safety of the customer experience on the Group’s online sports betting and gaming platform and protect and maintain the Group’s reputation. Research and development expenses also include depreciation and amortization related to computer equipment and software used in the above activities together with equipment lease expense, connectivity expense, office facilities and related office facility maintenance cost related to the above activities.

Sales and Marketing Expenses— Sales and marketing expenses consist primarily of expenses associated with advertising, sponsorships, market research, promotional activities, amortization of trademarks and customer relations, and the compensation of sales and marketing personnel, including share-based compensation expenses. Advertising costs are expensed as incurred and are included in sales and marketing expense in the Group’s consolidated statements of operations. During the years ended December 31, 2023, 2022 and 2021, advertising costs were $1,703 million, $1,626 million and $1,558 million, respectively.

General and Administrative Expenses — General and administrative expenses include compensation, employee benefits and share-based compensation for executive management, finance administration, legal and compliance, and human resources, facility costs, professional service fees and other general overhead costs.

Share-Based Compensation — The Group measures and records the expense related to share-based payment awards to employees based on the fair value of such awards as determined on the date of grant. The Group recognizes share-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period using the straight-line method. For share options with performance conditions, the Group records compensation expense when it is deemed probable that the performance condition will be met. Forfeitures are recognized when they occur.

Defined Contribution Plan — The Group offers various defined contribution plans under which the Company matches a portion of employee contributions each pay period, subject to maximum aggregate matching amounts, or contributes based on local legislative rates for eligible employees. Total defined contribution plan expense was $107 million, $85 million and $68 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Foreign Currency — The reporting currency of the Group is U.S. dollar. The Group determines the functional currency of each subsidiary in accordance with ASC 830, Foreign Currency Matters, based on the currency of the primary economic environment in which each subsidiary operates. Items included in the financial statements of such subsidiaries are measured using that functional currency. The Group periodically re-assesses its operations to determine if previous conclusions are still valid. Changes in functional currencies are applied prospectively if the operations encounter a significant and permanent change.

For the subsidiaries where the U.S. dollar is the functional currency, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollar at the exchange rates at the balance sheet dates. Transactions in foreign currencies are recorded at the exchange rates at the date of the transaction. All differences are recorded in other income / (expense), net in the Consolidated Statements of Comprehensive Income / (Loss).

For subsidiaries where the functional currency is other than the U.S. dollar, the Group uses the period-end exchange rates to translate assets and liabilities, the average monthly exchange rates to translate revenue and expenses, and historical exchange rates to translate equity accounts into U.S. dollar. The Group records translation gains and losses in accumulated other comprehensive income / (loss) as a component of equity in the Consolidated Balance Sheets.

Loss per share — Basic earnings / loss per share is computed by dividing net profit / loss attributable to Flutter’s shareholders by the weighted average shares outstanding during the period. The weighted average number of shares has been adjusted for amounts held as treasury shares and amounts held by the Paddy Power Betfair plc Employee Benefit Trust (“EBT”). Diluted earnings / (loss) per share is determined by adjusting the weighted average number of common shares outstanding for the effects of all dilutive potential common shares. Where any potential common shares would have the effect of decreasing a loss per share, they have not been treated as dilutive. On redeemable non-controlling interests, the group utilizes the two-class method to compute earnings / (loss) per share. Under the two-class method, net profit / (loss) attributable to Flutter’s shareholders is adjusted immediately to recognize redeemable non-controlling interests at their redemption values. These adjustments represent ‘in substance’ dividend distributions to the non-controlling interest holders, in line with their contractual rights to receive redemption amounts that do not represent fair value of the applicable shares.

Redeemable non-controlling interests — Redeemable non-controlling interests are equity interests in subsidiaries that are redeemable outside of the Group’s control either for cash, Flutter’s own common share, subsidiary’s equity interests, or other assets. These interests are classified as mezzanine equity and adjusted each reporting period for income (or loss) attributable to the non-controlling interest. An adjustment is then made to reflect the carrying value of non-controlling interests to the higher of the initial carrying amount adjusted for cumulative earnings allocations, or redemption value at each reporting date through retained earnings.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Group adopted the update as of January 1, 2021. The adoption of the new standard did not have a material impact on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, and to simplify the accounting for transitioning from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance. In December 2022, FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which deferred the date for which this guidance can be applied from December 31, 2022 to December 31, 2024. The use of LIBOR was phased out at the end of 2021, and the phase-out of U.S. dollar LIBOR for existing agreements has been completed by June 2023.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with ASC Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Group adopted the update as of January 1, 2023. The adoption of the new standard did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in Accounting Standards Codification Topic 820, Fair Value Measurement (“Topic 820”), when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. While the Group is continuing to assess the timing of adoption and the potential impacts of ASU 2022-03, it does not expect ASU 2022-03 to have a material effect on the Group’s consolidated financial condition, results of operations or cash flows.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. While the Group is continuing to assess the timing of adoption and the potential impacts of ASU 2023-07, it does not expect ASU 2023-07 to have a material effect, if any, on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The group is continuing to assess the timing of adoption and the potential impacts of ASU 2023-09.

3.	SEGMENTS AND DISAGGREGATION OF REVENUE

The Group has four reportable segments:

•	U.S.

•	UK & Ireland;

•	Australia; and

•	International

U.S.

The U.S. segment offers sports betting, casino, DFS and horse racing wagering products to players across various states in the United States, mainly online but with sports betting services also provided through a small number of retail outlets and certain online products in the province of Ontario in Canada. The U.S. division consists of the following brands: FanDuel, TVG and PokerStars (U.S.). As of the end of fiscal 2023, FanDuel online sportsbook was available in 20 states, FanDuel online casino was available in 5 states, FanDuel paid DFS offering was available in 44 states, FanDuel or TVG online horseracing product was available in 32 states, FanDuel free-to-play products were available in all 50 states and our PokerStars (U.S.) iGaming product was available in 3 states.

UK & Ireland

The UK & Ireland (“UKI”) segment offers sports betting (sportsbook), iGaming products (games, casino, bingo and poker) and other products (exchange betting) through the brands Sky Betting & Gaming, Paddy Power, Betfair and tombola. Although the UKI brands mostly operate online, this division also included 576 Paddy Power betting shops in the United Kingdom and Ireland as at December 31, 2023.

Australia

The Australia segment offers online sports betting products through the Sportsbet brand, which operates exclusively in Australia and offers a wide range of betting products and experiences across local and global horse racing, sports, entertainment and major events.

International

The International segment includes operations in over 100 global markets and offers sports betting, casino, poker, rummy and lottery, mainly online. Sisal, the leading iGaming operator in Italy, is the largest brand in the International division following its acquisition in August 2022. The International division also includes PokerStars, Betfair International, Adjarabet and Junglee Games. The Group continues to diversify internationally and is taking its online offering into regulated markets with a strong gambling culture and a competitive tax framework under which the Group has the ability to offer a broad betting and iGaming product range.

The CODM evaluates performance and allocates resources based on the Adjusted EBITDA of each operating segment. Adjusted EBITDA of each segment is defined as net loss before income tax expense, other income (expense) net, interest income (expense) net, depreciation of property and equipment, amortization of intangible assets, impairment of intangible assets, loss/gain on disposal of business, acquisition costs, restructuring and integration costs, legal settlements/(loss contingencies), gaming taxes expenses and corporate overheads that principally apply to the Group as a whole.

The Group manages its assets on a total company basis, not by operating segment. Therefore, the CODM does not regularly review any asset information by operating segment and accordingly, the Group does not report asset information by operating segment.

The following tables present the Group’s segment information:

	Year ended December 31,
($ in millions)	2023	2022	2021
Revenue
U.S.
Sportsbook	$3,076	$2,109	$985
iGaming	1,121	761	568
Other	287	316	362

U.S. segment revenue	4,484	3,186	1,915

UKI
Sportsbook	1,463	1,323	1,556
iGaming	1,404	1,189	1,075
Other	180	152	208

U.K. segment revenue	3,047	2,664	2,839

International
Sportsbook	599	326	190
iGaming	2,096	1,622	1,472
Other	117	107	110

International segment revenue	2,812	2,055	1,772

Australia
Sportsbook	1,447	1,558	1,782

Australia segment revenue	1,447	1,558	1,782

Total reportable segment revenue	$11,790	$9,463	$8,308

iGaming revenue includes iGaming, Poker and Lottery.

The information below summarizes revenue by geographical market for the year ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
($ in millions)	2023	2022	2021
U.S.	$4,391	$3,176	$1,915
UK	2,740	2,397	2,655
Ireland	305	283	282
Australia	1,447	1,558	1,782
Italy	1,352	690	264
Rest of the world	1,555	1,359	1,410

Total revenue	$11,790	$9,463	$8,308

The following table shows the reconciliation of reportable segment Adjusted EBITDA to gain/loss before taxes for the year ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
($ in millions)	2023	2022	2021
UKI	$889	$757	$781
U.S.	65	(347)	(711)
International	592	395	368
Australia	348	477	599

Reportable segment adjusted EBITDA	1,894	1,282	1,037
Unallocated corporate overhead[1]	(215)	(141)	(151)
Depreciation and amortization	(1,285)	(1,075)	(1,010)
Gaming tax disputes	—	—	(10)
Legal settlements / (loss contingencies)[2]	—	44	(223)
Transaction fees and associated costs[3]	(92)	(43)	(29)
Restructuring and integration costs[4]	(126)	(155)	(63)
Other (expense) / income, net	(157)	5	101
Interest expense, net	(385)	(212)	(215)
Impairment	(725)	—	—

Loss before taxes	$(1,091)	$(295)	$(563)

1	Unallocated corporate overhead includes shared technology, research and development, sales and marketing, and general and administrative expenses that are not allocated to specific segments.
2

During the year ended December 31, 2022, the settlement of two separate legacy The Stars Group (“TSG”) litigation matters in the International and Australian divisions resulted in the release of various legal provisions and an Income Statement credit of $44 million. On September 22, 2021, the Group announced that the legal dispute between Flutter and the Commonwealth of Kentucky had been settled in full. The Group agreed to pay a further $200 million to Kentucky in addition to the $100 million previously forfeited to the Commonwealth as part of the supersedeas bond in the case in line with the provision outstanding at December 31, 2020. In return, Kentucky released Stars Interactive Holdings (IOM) Ltd, Rational Entertainment Enterprises Ltd and, inter alia, all Flutter entities from any claims relating to the matters in issue in the Kentucky proceedings, and the proceedings were consequently dismissed with prejudice. As a result of this settlement, costs of $223 million (including associated legal costs of $23 million were incurred during the year ended December 31, 2021.

3

Fees primarily associated with (i) transaction fees related to the proposed listing of Flutter’s ordinary shares in the U.S. of $86 million for the year ended December 31, 2023; (ii) Fox Option arbitration proceedings of $30 million and acquisition-related costs in connection with tombola and Sisal of $11 million for the year ended December 31, 2022; and (iv) advisory fees related to the potential listing of a minority stake of FanDuel in the U.S., which was announced in May 2021, of $13 million, Fox Option arbitration proceedings of $8 million, and acquisition-related costs in connection with Junglee Games, Singular, Sisal and tombola for fiscal 2021 of $8 million for the year ended December 31, 2021.

4

During the year ended December 31, 2023 costs of $126 million (year ended December 31, 2022: $155 million) primarily relate to various restructuring and other strategic initiatives to drive increased synergies arising primarily from the acquisitions of TSG and Sisal. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. The costs primarily include severance expenses, advisory fees and temporary staffing cost. Costs also include implementation costs of an enterprise resource planning system that could not be capitalized.

The information below summarizes long-lived assets by geographic market as of December 31, 2023 and 2022:

	Year ended December 31,
($ in millions)	2023	2022
U.S.	$126	$65
UK	82	90
Ireland	58	63
Australia	8	8
Italy	110	125
Rest of the world	87	79

Long-lived assets	$471	$430

4.	OTHER (EXPENSE) INCOME, NET

The following table shows the detail of other (expense) income, net for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
($ in millions)	2023	2022	2021
Foreign exchange gain / (loss)	$43	$(162)	$(86)
Fair value gain on derivative instruments	7	152	141
Fair value loss on contingent consideration	—	—	(4)
(Loss) / gain on settlement of long-term debt	(6)	(65)	130
Financing related fees not eligible for capitalization	(29)	(9)	(27)
(Loss) / gain on disposal	(5)	—	16
Fair value (loss) / gain on Fox Option Liability	(165)	83	(71)
Fair value (loss) / gain on investment	(2)	6	2

Total other (expense) income, net	$(157)	$5	$101

5.	INTEREST EXPENSE, NET

The following table shows the detail of interest expense, net for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
($ in millions)	2023	2022	2021
Interest and amortization of debt discount and expense on long-term debt, bank guarantees	$(424)	$(216)	$(218)
Other interest expense	(6)	(3)	(4)
Interest income	45	7	7

Total interest expense, net	$(385)	$(212)	$(215)

6.	INCOME TAXES

Loss before income taxes for the years ended December 31, 2023, 2022 and 2021 consists of the following:

	Year ended December 31,
($ in millions)	2023	2022	2021
Ireland	$144	$298	$(1)
United States	(264)	(429)	(768)
Other countries	(971)	(164)	206

Loss before income taxes	$(1,091)	$(295)	$(563)

The components of income tax expense for the year ended December 31, 2023, 2022 and 2021 consists of the following:

	Year ended December 31,
($ in millions)	2023	2022	2021
Current:
Ireland	$44	$42	$5
U.S. federal	(1)	—	—
U.S. state	6	(1)	1
Other countries	203	179	200

Total current tax expense	252	220	206
Deferred:
Ireland	$1	$(7)	$(2)
U.S. federal	—	—	—
U.S. state	—	—	—
Other countries	(133)	(138)	(10)

Total deferred tax (benefit)	(132)	(145)	(12)

Total income tax expense	$120	$75	$194

The reconciliation between the Irish statutory income tax rate, the trading income tax rate of our country of domicile, and our actual effective tax rate for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year ended December 31,
	2023	2022	2021
Irish corporation trading tax rate of 12.5%	(12.5)%	(12.5)%	(12.5)%
Depreciation on non-qualifying property and equipment	0.1%	(1.6)%	(1.3)%
Effect of different statutory income tax rates in foreign jurisdictions	4.7%	(8.8)%	(4.7)%
Non-deductible expenses	1.5%	9.8%	14.1%
Non-deductible expenses/(non-taxable) Fox option expense / (income)	3.6%	(3.9)%	3.3%
Non-taxable income	(1.6)%	(0.6)%	(1.0)%
Recognition of deferred tax on internal asset transfers	—%	(16.5)%	(14.9)%
Effect of changes in statutory income tax rates	0.1%	(0.8)%	24.7%
Change in valuation allowance	12.1%	57.1%	24.0%
Under provision in prior year	3.0%	3.2%	0.6%

Actual effective tax rate	11.0%	25.4%	32.3%

The Group’s effective tax rate is materially impacted by (i) the change in valuation allowance of $133 million (year ended December 31, 2022: $11 million; year ended December 31, 2021: $481 million) from our assessment of the future recoverability of deferred tax assets primarily in the U.S. and Netherlands, which both have a history of cumulative losses in recent years; and (ii) the effect of expenses which are not deductible for income tax purposes.

In December 2021, the Organisation for Economic Cooperation and Development (“OECD”), which is an international public policy setting organization, including the US, published a proposal for the establishment of a global minimum tax rate of 15% (the “Pillar Two rule”). In December 2022, the European Union (“EU”) issued a directive requiring member states to enact a 15% minimum tax into their domestic laws effective for fiscal years beginning on or after December 31, 2023. To date, member states are in various stages of implementation and the OECD continues to refine technical guidance. We are closely monitoring developments of the Pillar Two rule and are currently evaluating the potential impact in each of the countries we operate in.

The components of deferred tax assets (liabilities) were as follows as of December 31, 2023 and 2022:

	As of December 31,
($ in millions)	2023	2022
Deferred tax assets
Property and equipment	$29	$29
Intangible assets	—	126
Employee benefits	76	88
Net operating loss carryforwards	881	917
Other	189	136

Total deferred tax assets	1,175	1,296
Valuation allowance	(1,067)	(1,069)

Total deferred tax assets, net of valuation allowance	108	227
Deferred tax liabilities
Property and equipment	—	(4)
Intangible assets	(886)	(1,095)

Total deferred tax liabilities	(886)	(1,099)

Net deferred tax liabilities	$(778)	$(872)

Deferred tax assets and liabilities have been offset at December 31, 2023 and 2022 to the extent they relate to the same tax-paying component. Included in the consolidated balance sheets is a deferred tax asset of $24 million (December 31, 2022: $47 million) and a deferred tax liability of $802 million (December 31, 2022: $919 million).

The deferred tax liability in relation to intangible assets disclosed above primarily relates to acquisition accounting-related intangibles. This deferred tax liability will unwind as the intangible assets are amortized over their useful economic life.

The deferred tax asset arising on employee benefits primarily relates to future tax deductions the Group expects to receive in relation to share-based payment plans operated by the Group to reward its employees as well as other employee timing differences relating to Australia. The asset is measured at the tax rate expected to apply when the temporary difference reverses.

The movement in the valuation allowance was comprised of the following as of December 21, 2023, 2022 and 2021:

	Year ended December 31,
($ in millions)	2023	2022	2021
Balance Beginning of year	$1,069	$1,102	$650
Recognized in income tax expense	133	11	481
(Credited) to other comprehensive (loss)	(56)	(44)	(29)
Written off deferred tax assets	(79)	—	—

Balance End of year	$1,067	$1,069	$1,102

The Group evaluates the realizability of its deferred tax assets each reporting period and establishes a valuation allowance to reduce deferred tax assets to the amount that is more-likely-than-not to be realized. The Group considers all available positive and negative evidence, including historical operating losses, future reversals of taxable temporary differences and tax planning strategies when evaluating the need for a valuation.

The Group has net operating loss carryforwards of $3,971 million as of December 31, 2023. Of these, $1,601 million expire between 2024 and 2033, $165 million expire between 2034 and 2043 and $2,205 million carry forward indefinitely. The Group considers all available positive and negative evidence, including historical net operating losses, future reversals of deferred tax liabilities and tax planning strategies.

A valuation allowance has been recorded against deferred tax assets relating to $1,067 million (December 31, 2022: $1,069 million). This is on the basis that there is insufficient certainty of there being future taxable profits in the relevant jurisdictions and therefore the assets will not be realizable. The timing of recognition is a key area of judgement in the current period.

During the year ended December 31, 2023, the Group has written off deferred tax assets of $79 million relating to net operating losses. A full valuation allowance was previously recorded in relation to these net operating losses and therefore there is no net effect of this within the income tax expenses for the year.

As of December 31, 2023, foreign earnings of $94 million have been retained by the Group’s foreign subsidiaries that meet the indefinite reinvestment reversal criteria and for which the related deferred tax liability has not been recognized. Upon repatriation of those earnings, in the form of dividends or otherwise, the Group could be subject to withholding taxes payable to the various foreign countries of $5 million.

The following table presents a reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties:

	As of December 31,
($ in millions)	2023	2022	2021
Unrecognized tax benefits at beginning of the year	$237	$188	$54
Increases for tax positions of prior years	9	—	—
Decreases for tax positions of prior years	(131)	(1)	(19)
Increases for tax positions of the current year	6	82	153
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(3)	(4)	—
Settlements	—	(6)	—
Foreign currency translation adjustments	11	(22)	—

Unrecognized tax benefits at the end of the year	$129	$237	$188

Details of a tax dispute in relation to operations in Italy are provided in Note 21.

The total amounts of interest and penalties recognized in the consolidated statements of comprehensive (loss) were $5 million (year ended December 31, 2022: $1 million; year ended December 31, 2021: $1 million). The total amounts of interest and penalties recognized in the consolidated balance sheets were $9 million (year ended December 31, 2022: $4 million).

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $129 million.

In addition to filing federal income tax returns, the Group files income tax returns in numerous states and other jurisdictions that impose an income tax. The Group is no longer subject to Irish tax authority examination for years prior to 2019. Income tax years for 2020 onwards remain subject to examination by Internal Revenue Service. Earlier periods will remain subject to examination by Internal Revenue Service as the net operating losses from those years are utilized.

7.	LOSS PER SHARE

The following table sets forth the computation of the Group’s basic and diluted net loss per common share attributable to the Group:

	Year ended December 31,
($ in millions except share and per share amounts)	2023	2022	2021
Numerator
Net loss	$(1,211)	$(370)	$(757)
Net gain/(loss) attributable to non-controlling interests and redeemable non-controlling interests.	13	(1)	(13)
Adjustment of redeemable non-controlling interest to redemption value.	(2)	63	179

Net loss attributable to Flutter shareholder – basic and diluted	$(1,222)	$(432)	$(923)

Denominator
Weighted average shares – basic and diluted	177	177	176

Net loss per share attributable to Flutter shareholders – basic and diluted	$(6.89)	$(2.44)	$(5.24)

The number of options excluded from the diluted weighted average number of common share calculation due to their effect being anti-dilutive is 3,007,889 (2022: 2,537,536, 2021: 2,289,170).

8.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of December 31, 2023 and 2022:

	Year ended December 31,
($ in millions)	2023	2022
Prepayments and accrued income.	$205	$205
Derivative financial assets.	—	339
Current tax receivable	59	55
Value-added tax and goods and services tax	82	9
Other receivables	97	95

Total prepaid expenses and other current assets.	$443	$703

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of December 31, 2023 and 2022:

	As of December 31,
($ in millions)	2023	2022
Computer equipment	$581	$522
Fixtures and fittings	356	336
Land, buildings and leasehold improvements	301	219
Property and equipment – Cost	$1,238	$1,077
Less: Accumulated depreciation	767	647

Property and equipment – net	$471	$430

Total depreciation expense for property and equipment for the years ended December 31, 2023, 2022 and 2021, is as follows:

($ in millions)	2023	2022	2021
Cost of sales	$44	$28	$18
Technology, research and development expenses	19	23	12
Sales and marketing expenses	10	1	1
General and administrative expenses	68	55	55

Total depreciation expense	$141	$107	$86

10.	GOODWILL

The following table shows changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2023 and 2022:

($ in millions)	UKI	International	Australia	U.S.	Total
December 31, 2021	$7,851	$3,408	$669	$817	$12,745
Additions	295	1,228	—	—	1,523
Foreign Exchange	(856)	(126)	(42)	—	(1,024)

December 31, 2022	7,290	4,510	627	817	13,244

Adjustment to provisional purchase price accounting (Note 12)	—	(34)	—	—	(34)
Foreign Exchange	380	156	(1)	—	535

December 31, 2023	$7,670	$4,632	$626	$817	$13,745

Goodwill Impairment Testing

In the fourth quarter of fiscal 2023, based on a qualitative assessment for the year ended December 31, 2023, the Group concluded that it is not more likely than not that the fair value of U.S., UKI and Australia is less than its carrying amount. For International, the Group performed a quantitative goodwill impairment test. The result of this test indicated that the fair value substantially exceeded the carrying value, with the excess of the fair value over the carrying value as a percentage being 22%.

In 2022, the Group performed a qualitative test for all reporting units that carried goodwill. The qualitative testing conducted in 2022 concluded that no goodwill impairment existed.

11.	INTANGIBLE ASSETS, NET

Intangible assets subject to amortization consisted of the following as of December 31, 2023 and 2022:

	Weighted Average Useful Life (Years)	As of December 31,
($ in millions)		2023	2022
Computer software and technology	2.4	$1,283	$729
Licenses	7.5	475	795
Development expenditure	3.2	1,174	788
Trademarks	16.3	3,753	3,618
Customer relationships	6.4	4,558	4,389
Other	15.9	186	171

Gross carrying value		11,429	10,490

Computer software and technology		929	334
Licenses		159	427
Development expenditure		722	432
Trademarks		1,767	777
Customer relationships		1,911	1,444
Other		60	40

Accumulated amortization		5,548	3,454

Computer software and technology		354	395
Licenses		316	368
Development expenditure		452	356
Trademarks		1,986	2,841
Customer relationships		2,647	2,945
Other		126	131

Net carrying amount		$5,881	$7,036

In the fourth quarter of 2023, the Group recognized an intangible asset impairment loss of $725 million in sales and marketing expenses related to PokerStars trademark within the International segment. The impairment was primarily driven by an assessment of strategy and operational model aimed at maximizing the value of PokerStars’ proprietary poker assets consistent with our International segment strategy to combine global scale with local presence. A decision was made in December 2023 to move away from the existing capital intensive PokerStars technology in order to improve efficiency and performance of the business by leveraging technology and marketing resources across the Group, thereby unlocking synergies with other Flutter brands. This decision resulted in a change in the grouping of PokerStars’ acquired intangible assets, with the PokerStars trademark not allocated to any distinct asset groups identified as it is able to generate identifiable cash flows that are largely independent of the cash flows of other assets and liabilities under the new strategy and operational model. In measuring the impairment loss which reflected the impact of lower project royalty revenue, the Group utilized the relief from royalty method under the income approach to estimate the fair value. Assumptions inherent in estimating the fair value include revenue forecast, royalty rate of 5.0%, income tax rate of 12.5%, and discount rate of 12.5%. The Group selected the assumptions used in the financial forecasts of cash flows specific to the remaining useful life of the trademark using historical data, supplemented by current and anticipated market conditions and estimated growth rates. Financial forecasts beyond the period covered by the plans were estimated by extrapolating the forecasts based on the plans using a steady growth in line with the long-term average growth for the countries in which the trademark is used. As the fair value measurements were based on significant inputs not observable in the market, they represented Level 3 measurements within the fair value hierarchy.

In the fourth quarter of 2023, the Group revised the estimated useful lives of certain development expenditure intangible assets. This change in estimate was applied prospectively, which resulted in an additional amortization expense of $30 million that was recorded in the consolidated statements of comprehensive (loss) and resulted in a decrease in net income of $26 million, or $0.15 per share on a basic and diluted basis, for the year ended December 31, 2023. The change in estimate does not have a material impact on future reporting periods.

Total amortization expense for the years ended December 31, 2023, 2022 and 2021, is as follows:

($ in millions)	2023	2022	2021
Cost of sales	$373	$298	$231
Technology, research and development expenses	54	27	54
Sales and marketing expenses	643	630	621
General and administrative expenses	74	13	18

Total amortization expense	$1,144	$968	$924

As of December 31, 2023, estimated total amortization expense for the next five years related to the Group’s intangible assets subject to amortization is as follows:

($ in millions)	Estimated Amortization Expense
2024	$828
2025	670
2026	514
2027	409
2028	348

$2,769

12.	BUSINESS COMBINATIONS AND DISPOSALS

Year ended December 31, 2022

Acquisition of Sisal

On August 4, 2022, the Group completed the acquisition of 100% of Sisal, Italy’s leading retail and online gaming operator with operations also in Turkey (of which it has a controlling 49% interest through Sisal Sans) and Morocco. The purchase comprised of a cash payment of $2,037 million (€2,002 million).

The following table summarizes the purchase price and fair value of the assets and liabilities acquired on Sisal acquisition during the year ended December 31, 2022:

($ in millions)
Cash and cash equivalents	$109
Player deposits – cash and cash equivalents	370
Accounts receivable, net	39
Prepaid expenses and other current assets	45
Property and equipment, net	129
Operating lease right-of-use assets	75
Intangible assets, net	1,286
Deferred tax assets	19
Other non-current assets	12

Total identifiable assets acquired	2,084
Liabilities assumed:
Accounts payable	85
Player deposit	370
Other current liabilities	153
Operating lease liabilities	79
Deferred tax liability	357
Other non-current liabilities	78

Total liabilities assumed:	1,122
Net assets acquired (a)	962
Non-controlling interest measured at the fair value of net assets identified (b)	(153)
Purchase consideration (c) (satisfied by cash)	2,037

Goodwill (c) – (b) – (a)	$1,228

Included within the intangible assets were $1,286 million of separately identifiable intangibles comprising trademarks, customer relations, licenses, and technology acquired as part of the acquisition, with the additional effect of a deferred tax liability of $357 million thereon. The book value approximated to the fair value on the remaining assets as all amounts are expected to be received.

The fair value of trademarks identified was $529 million and was estimated using the Relief from Royalty Method. Significant assumptions include: (i) Royalty rates of 5.1% and 7.6% applied to the projected revenues for the remaining useful life of the trade name to estimate the royalty savings and (ii) a discount rate of 8.8% and 14.9%. Trademarks are amortized over their expected weighted-average useful economic life of 20 years.

The fair value of customer relationships identified was $278 million and was estimated using the Multi- Period Excess Earnings Method. Significant assumptions include: (i) expectations for the future after-tax cash flows arising from the follow-on revenue from customer relationships that existed on the acquisition date over their estimated lives, (ii) customer attrition rates, which assume a substantial customer churn within the first five years, less a contributory assets charge of 13.9% and 12.5%, and (iii) discount rates of 11.0% and 14.9%. Customer relationships are being amortized on an accelerated method over their expected weighted-average useful economic life of 4.1 years.

The fair value of licenses (lottery, gaming and betting concessions) identified was $223 million and was estimated using the Replacement Cost Method. Significant assumptions include details regarding both the useful life and estimates of current cost with renewing the existing concessions.

The fair value of developed technology was $130 million and was estimated using the Relief from Royalty Method. Significant assumptions include: (i) Royalty rates of 10.1% applied to the projected revenues for the remaining useful life of the technology to estimate the royalty savings and (ii) a discount rate of 11.0% and 14.9%. Technology is amortized over their expected weighted-average useful economic life of 5 years.

The fair value of point of sales and affiliate network was $126 million and was estimated using the Replacement Cost Method for the point of sales network and the Multi-Period Excess Earnings Method for the affiliation network. Significant assumptions include (i) estimates of current cost with setting up the existing point of sales network and (ii) estimated revenues and cash flows derived from the affiliation network which assumes an attrition rate of 10%. The resulting cash flows were discounted using a discount rate of 8.8% to arrive at the fair value for the affiliation network. Point of sales network are amortized over their expected weighted-average useful economic life of 20 years and 15 years for affiliation network.

Acquisition-related costs of $7 million were included in general and administrative expenses in the Group’s consolidated statements of comprehensive income / (loss) for the year ending December 31, 2022 (2021: $3 million).

The gross contractual amount for trade receivables and other receivables due is $47 million, with a loss allowance of $8 million recognized on acquisition.

The main factors leading to the recognition of goodwill (none of which is deductible for tax purposes) is the opportunity to increase the Group’s exposure to an attractive fast-growing regulated online market with Sisal’s omni-channel offering delivering a competitive advantage to the Group. The acquisition provides the Group with lottery capabilities for the first time and presents the opportunity to grow outside of Italy as Sisal have already done in Turkey via this product offering. There are also tangible opportunities to deliver material revenue synergies from the acquisition of Sisal through (i) leveraging Sisal’s retail channel to grow online deposits for existing Flutter brands, (ii) enhancing Sisal’s sports betting offering by utilizing the Group’s pricing and risk management capabilities and (iii) enhancing Sisal’s casino product by providing it with access to the Group’s in-house gaming content. The goodwill has been allocated to the existing International segment and reporting unit.

The fair value of the non-controlling interest in Sisal Sans, a private entity, was estimated by applying the income approach and a market approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy as described in Section 820-10-35. Assumptions include a discount rate of 14.9% and terminal growth rate of 5.0%.

As at December 31, 2022, the acquisition accounting for this acquisition was provisional. During the year ended December 31, 2023, the group finalized the acquisition accounting for Sisal. The adjustments arose as a result of new accounting information obtained relating to conditions that existed at the acquisition date primarily related to provisions and fair value finalization of property, plant and equipment acquired which increased the net assets acquired by $34 million and reduced the goodwill by $34 million.

Since the date of acquisition to December 31, 2022, Sisal contributed revenue of $465 million and $28 million of profit after tax to the results of the Group.

Acquisition of tombola

On January 10, 2022, the Group completed the acquisition of a 100% stake in tombola, the UK market’s leading online bingo operator. tombola is a successful bingo-led gaming Group with an emphasis on providing a low staking bingo proposition to a highly engaged customer base. The purchase comprised of a cash payment of $557 million.

($ in millions)
Cash and cash equivalents	$14
Player deposits	6
Accounts receivable	17
Property and equipment	15
Intangible assets	333

Total identifiable assets acquired	385
Liabilities assumed:
Accounts payable	10
Other current liabilities	24
Player deposits liabilities	6
Deferred tax liabilities	83

Total liabilities assumed:	123
Net assets acquired (a)	262
Purchase consideration (b)	557

Goodwill (b) – (a)	$295

Included within the intangible assets were $333 million of separately identifiable intangibles comprising trademarks, customer relations and technology acquired as part of the acquisition, with the additional effect of a deferred tax liability of $83 million thereon. The book value equated to the fair value on the remaining assets as all amounts are expected to be received.

The fair value of customer relationships identified was $163 million and was estimated using the Multi- Period Excess Earnings Method. Significant assumptions include: (i) revenue attributable to customers, EBIT margin and contribution to assets charges, and (ii) a discount rate of 10.9%. Customer relationships are being amortized over their expected weighted-average useful economic life of 5.1 years.

The fair value of the trademarks identified was $122 million and was estimated using the Relief from Royalty Method. Significant assumptions include: (i) the estimated annual revenue and the royalty rate, and (ii) a discount rate of 11.1%. Trademarks are amortized over their expected weighted-average useful economic life of 20 years.

The fair value of developed technology was $48 million and was estimated using the Relief from Royalty Method. Significant assumptions include: (i) the estimated revenue, technology migration and the royalty rate, and (ii) a discount rate of 10.1%. Technology is being amortized over their expected weighted-average useful economic life of 5 years.

Acquisition-related costs of $4 million were included in general and administrative expenses in the Group’s consolidated statements of comprehensive income / (loss) for the year ending December 31, 2022 (2021: $3 million).

The main factors leading to the recognition of goodwill (none of which is deductible for tax purposes) are the expansion of the Group’s position in online bingo and the sharing of product capabilities, expertise and technology across the UKI division. The goodwill has been allocated to the existing UKI reporting unit.

Since the date of acquisition to December 31, 2022, tombola contributed revenue of $217 million and $12 million profit after tax to the results of the Group.

Unaudited pro forma information

The pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisitions had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that the Group believes are reasonable under the circumstances.

The following pro forma information presents the combined results of operations for each of the periods presented, as if Sisal and tombola had been acquired as of January 1, 2021. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the business combinations had taken place as of January 1, 2021. Pro forma results of operations for the other transactions have not been included because they are not material to the consolidated results of operations. The pro forma financial information includes the historical results of the Group, Sisal and tombola adjusted for certain items, which are described below.

Year ended December 31,

($ in millions)	2022	2021
Revenue	$10,064	$9,482
Net loss	$348	$902

Pro forma net income reflects the following adjustments:

•

Intangible assets are assumed to be recorded at their estimated fair value as of January 1, 2021, and are depreciated or amortized over their estimated useful lives from that date along with the consequent deferred tax benefit.

•	Transaction-related expenses of $12 million incurred in 2022 are assumed to have occurred on January 1, 2021, and are presented as an expense during the year ended December 31, 2021.

•

Debt financing required to complete the acquisition of Sisal is assumed to have occurred on January 1, 2021, and the additional interest expense recognized is calculated using an effective interest rate of 5.29%.

Acquisition of Sachiko

The Group completed the acquisition of 100% of Sachiko Gaming Private Limited, an online poker gaming developer based in India in exchange for a 5% equity stake in the Group’s subsidiary Junglee Games. The fair value of the consideration was $7 million based on the fair value of Junglee at the date of the acquisition. The purpose of the acquisition is to combine it with the Group’s existing Indian business and widen and expand its product offering in the fast-growing Indian market. Due to the immaterial size of the transaction, no further disclosures are provided.

As part of the acquisition of Sachiko, the Group has put in place arrangements, consisting of call and put options, that could result in it acquiring the 5% of Junglee held by the former shareholders of Sachiko in 2027 and 2032 based on the future Revenue and EBITDA performance of Junglee.

Year ended December 31, 2021

Acquisition of Junglee and Singular

The Group acquired 57.3% in Junglee Games (“Junglee”) and 100% in Singular during the year ended December 31, 2021. The total consideration was $119 million, which consisted of a cash payment of

$95 million and contingent consideration of $24 million in the case of Singular that is payable subject to the acquired business meeting strategic milestones in the future. Intangible assets of $65 million were recognized. Goodwill of $90 million was recognized and allocated to the International operating segment and reporting unit. The net assets acquired amounted to $62 million, of which cash and cash equivalents amounted to $25 million with the fair value of non-controlling interest in Junglee amounting to $34 million. Since the date of acquisition to December 31, 2021, these acquisitions contributed $69 million of revenue and $10 million of a net loss after tax to the results of the consolidated Group. If the acquisitions had occurred on January 1, 2021, their contribution to revenue and net loss after tax for the year ended December 31, 2021 would have been $73 million and $8 million, respectively.

Acquisition-related costs of $2 million for these acquisitions were included in general and administrative expenses in the Group’s consolidated statements of comprehensive (loss) for the year ending December 31, 2021.

Disposal of Oddschecker Global Media

On August 31, 2021 the Group sold all of the shares of Oddschecker Global Media (“OGM”), a fully owned subsidiary of the Group, to Bruin Capital, in exchange for $175 million in cash (proceeds of $194 million net of $19 million cash already on the balance sheet) and recorded a gain on the disposal of $17 million. There is potential for the Group to receive further consideration of up to $28 million pending future events. However, it is currently not probable that further amounts will be received and therefore no contingent asset has been recorded. Prior to the sale, the non-current assets were measured at the lower of their carrying amount and fair value less costs to sell. No impairments were recognized. The assets and liabilities of OGM were included within the UKI segment up to the date of sale.

13.	OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of December 31, 2023 and 2022:

	As of December 31,
($ in millions)	2023	2022
Accrued expenses	$945	936
Betting duty, data rights, and product and racefield fees	453	398
Employee benefits	330	213
Liability-classified share-based awards	—	192
Sports betting open positions	119	113
Derivative liability	156	45
Current tax payables	94	103
Loss contingencies	74	53
PAYE and social security	21	33
Value-added tax and goods and services tax	134	29

Total other current liabilities	$2,326	$2,115

Loss contingencies include losses on firmly committed executory contracts, regulatory investigations and proceedings, management’s evaluation of complex laws and regulations, including those relating to gaming taxes, and the extent to which they may apply to our business and industry.

The Group includes contract liability in relation to sports betting open positions in the Consolidated Balance Sheet. The contract liability balances were as follow as of December 31, 2023 and 2022:

	As of December 31,
($ in millions)	2023	2022
Contract liability, beginning of the year	$113	$99
Contract liability, end of the year	119	113
Revenue recognized in the period from amounts included in contract liability at the beginning of the year	113	99

14.	LEASES

The Group’s lease arrangements for its offices, retail stores, data centers and marketing arrangements expire at various dates through 2038. Certain leases are cancelable upon notification by the Group to the landlord and others are renewable. Additionally, the Group subleases certain leases to third parties. Security deposits under letters of credit or cash deposited with banks as of December 31, 2023 and 2022 were $18 million and $13 million, respectively.

Substantially all leases are long-term operating leases for facilities with fixed payment terms between 1 and 15 years. The current portion of operating lease liabilities are presented within total current liabilities, and the non-current portion of operating lease liabilities are presented within total liabilities on the Consolidated Balance Sheets.

Lease Cost — The components of lease cost consisted of the following for the years ended December 31, 2023, 2022 and 2021:

($ in millions)	2023	2022	2021
Operating lease cost	$140	$111	$80
Short term lease cost	13	17	12
Sublease income	(1)	(1)	(1)

Total lease cost	$152	$127	$91

Lease Term and Discount Rate — The weighted-average remaining lease term (in years) and discount rate related to the operating leases consisted of the following as of December 31, 2023:

Year ended December 31,
($ in millions)	2023
Weighted-average remaining lease term (years)	5.84
Weighted-average discount rate	4.49%

As most of the Group’s leases do not provide an implicit rate, the Group used its incremental borrowing rate based on the information available at the lease commencement date to determine present value of lease payments, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.

Maturity of Lease Liabilities — The present value of the Group’s operating leases consisted of the following as of December 31, 2023:

($ in millions)	Year Ending December 31
2024	$152
2025	110
2026	78
2027	56
2028	47
Thereafter	121

Total undiscounted future cash flows	564

Less: imputed interest	(87)

Present value of undiscounted future cash flows	477

Less: Operating lease liabilities – current	123
Operating lease liabilities – noncurrent	354

Total operating lease liabilities	$477

Other Information — Supplemental cash flow and other information for the years ended December 31, 2023, 2022 and 2021 related to operating leases was as follows:

	For the year ended December 31,
($ in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$133	$92	$67
Right-of-use assets obtained in exchange for new operating lease liabilities	$73	$148	$135

15.	LONG-TERM DEBT

The Group’s debt comprised of the following:

	As of December 31,
	2023		2022
	Principal outstanding balance in currency of debt (in millions)	Outstanding balance ($ in millions)	Principal outstanding balance in currency of debt (in millions)	Outstanding balance ($ in millions)
Term Loan A Agreement
GBP First Lien Term Loan A due 2025	—	$—	£1,018	$1,231
EUR First Lien Term Loan A due 2026	—	—	€549	590
USD First Lien Term Loan A due 2026	—	—	$200	200
GBP Revolving Credit Facility due 2025	—	—	£63	75
Term Loan B Agreement
USD First Lien Term Loan B due 2026	—	—	$2,902	2,902
USD First Lien Term Loan B due 2028	$514	514	$1,247	1,247
EUR First Lien Term Loan B due 2026	€507	560	€507	544
TLA/TLB/RCF Agreement
GBP First Lien Term Loan A due 2028	£1,034	1,315	—	—
EUR First Lien Term Loan A due 2028	€380	419	—	—
USD First Lien Term Loan A due 2028	$166	166	—	—
USD First Lien Term Loan B due 2030	$3,400	3,400	—	—
GBP Revolving Credit Facility due 2028	£578	736	—	—

Total debt principal including accrued interest		7,110		6,789

Less: unamortized debt issuance costs		(54)		(39)
Total debt		7,056		6,750
Less: current portion of long-term debt		(51)		(43)

Total long-term debt		$7,005		$6,707

Term Loan A and Revolving Credit Facility Agreement (the “Term Loan A Agreement”)

In March 2020, the Group entered into the Term Loan A Agreement with Lloyds Bank plc, acting as the original agent and security agent, and the lenders named therein for Term Loan A Facilities and a multicurrency Revolving Credit Facility. In December 2021, the Group amended and restated the Term Loan A Agreement under which all of the lenders consented to an upsize of £100 million ($135 million) across the GBP First Lien Term Loan A and the GBP Revolving Credit Facility 2025 resulting in aggregate total commitments of £1.5 billion ($2 billion) consisting of GBP First Lien Term Loan A commitments of £1.02 billion ($1.4 billion) and a GBP Revolving Credit Facility 2025 commitment of £0.5 billion ($0.6 billion). In September 2022, as part of the refinancing of the incremental Term Loan B Facility of €2.0 billion ($2.0 billion) incurred to fund the acquisition of Sisal (as discussed below), the Group further amended and restated the Term Loan A Agreement under which the lenders named therein (including new lenders) agreed to an upsize of £267 million ($297 million) to the GBP Revolving Credit Facility (total revolving credit facility of £749 million ($834 million)) and a EUR First Lien Term Loan A of €549 million ($538 million) and a USD First Lien Term Loan A 2026 of $200 million. The Group incurred issuance costs amounting $3 million in connection with the EUR First Lien Term Loan A and USD First Lien Term Loan A which has been reduced from the debt’s initial net carrying amount and amortized as additional interest expense over the life of the debt. The Group also incurred $4.5 million in connection with the upsize to the GBP Revolving Credit Facility.

In November 2023, as part of a wider refinancing, we entered into the TLA/TLB/RCF Agreement (as defined below). The proceeds from the TLA/TLB/RCF Agreement were used to refinance the entire Term Loan A Agreement comprising of GBP First Lien Term Loan A 2025 of £1,018 million ($1,292 million), which would have matured in May 2025, EUR First Lien Term Loan A 2026 of €549 million ($602 million), which would have matured in July 2026, and USD First Lien Term Loan A 2026 of $200 million, which would have matured in July 2026.

The GBP First Lien Term Loan A 2025 had an interest rate of Sterling Overnight Index Average (“SONIA”) plus a Credit Adjustment Spread (“CAS”) plus a margin of 1.75% with a SONIA floor of 0%. The EUR First Lien Term Loan A 2026 had an interest rate of Euro InterBank Offered Rate (“EURIBOR”) plus a margin of 2.75% with a EURIBOR floor of 0%. The USD First Lien Term Loan A 2026 had an interest rate of daily compound Secured Overnight Financing Rate (“SOFR”) plus CAS plus a margin of 2.75%. Interest on each of the facilities was payable on the last day of each interest period. Facilities drawn down could be prepaid at any time in whole or in part on five business days’ (in the case of a Term Rate Loan) or five RFR banking days (in the case of a compounded rate loan) (or such shorter period as the majority lenders may agree) prior notice (but, if in part, by a minimum of £5.0 million or its currency equivalent).

The GBP Revolving Credit Facility 2025 could be utilized by the drawing of cash advances, the issuance of letters of credit and/or the establishment of ancillary facilities with lenders on a bilateral basis. Each cash advance under the GBP Revolving Credit Facility 2025 was to be repaid at the end of its interest period or in full on the maturity date being May 2025. Amounts repaid could be re-borrowed (with automatic netting in the case of any rollover of all or any part of a cash advance and in each case subject to the terms and conditions applicable to the GBP Revolving Credit Facility 2025). A commitment fee of 35% of the margin then applicable on the available undrawn commitment was payable quarterly in arrears during the availability period, or on the last day of the availability period, which was one month prior to the maturity date. A utilization fee was also payable in the range of 0.10% to 0.40% per annum based on the proportion of revolving credit facility loans to the total GBP Revolving Credit Facility 2025 commitments. The utilization fee accrues from day to day and was payable in arrears on the last day of each successive period of three months that ends during the availability period. As of December 31, 2023, there is no debt outstanding under the Term Loan A Agreement. As of December 31, 2022, the Group had drawn down £63 million ($75 million). The Group had an undrawn revolving credit commitment of £686 million ($830 million) as of December 31, 2022, of which £11 million ($13 million) was reserved for issuing guarantees.

The Term Loan A Facilities and the GBP Revolving Credit Facility 2025 were secured by a first ranking security over (i) the shares in all material subsidiaries as defined therein in the Term Loan A Agreement and, to the extent not a material subsidiary, each obligor (other than Flutter Entertainment plc) to the extent that the shares are owned by a member of the Group and (ii) such other assets of the obligors as required to be granted as security for the facilities under the Term Loan B Agreement. All of the facilities under the Term Loan A Agreement and the Term Loan B Agreement were secured by the same collateral.

The Term Loan A Agreement required the Group to ensure that the ratio of consolidated net borrowings to consolidated EBITDA as defined therein (the net total leverage ratio) is not greater than 5.10:1 on a bi-annual basis. As of December 31, 2023, the Group was in compliance with the covenant. The terms of the Term Loan A Agreement limit our ability to, among other things: (i) incur additional debt; (ii) grant additional liens on assets and equity; (iii) distribute equity interests and/or distribute any assets to third parties; (iv) make certain loans or investments (including acquisitions); (v) consolidate, merge, sell or otherwise dispose of all or substantially all assets; (vi) pay dividends on or make distributions in respect of capital stock or make restricted payments; and (vii) modify the terms of certain debt or organizational documents, in each case subject to certain permitted exceptions.

Syndicated Facility Agreement (the “Term Loan B Agreement”)

In July 2018, the Group entered into the Term Loan B Agreement with Deutsche Bank AG, New York Branch, acting as the original agent and security agent, and the lenders named therein for $4.567 billion in first lien term loans and a $700 million revolving facility. In June 2020, the Group amended and restated the Term Loan B Agreement under which, among others, all the covenants and restrictions therein bind the combined Flutter and TSG allowing it to operate and integrate as such and the reporting obligations under the Term Loan B Agreement are synchronized with reporting of the consolidated financial results of the Group to other of the Group’s stakeholders.

In July 2021, the Group entered into a second amendment to the Term Loan B Agreement under which the Group refinanced all existing term loans then outstanding under the Term Loan B Agreement to Dollar Term B Loans with an aggregate principal amount of $1.4 billion, Euro Term B Loans with an aggregate principal amount of €507 million ($598 million) and a new incremental Term B Loans in an aggregate principal amount of $1.5 billion (together the “2021 Term Loans”). In addition to refinancing the then-existing term loans, the proceeds from the 2021 Term Loans were used to settle the then-outstanding senior unsecured notes, certain hedging liabilities, pay fees and expenses incurred in connection with the refinancing and for other general corporate purposes. In July 2022, the Group entered into the third amendment to the Term Loan B Agreement under which the Group obtained an incremental term loan of €2.0 billion ($2.0 billion) to fund a portion of the consideration for the acquisition of Sisal. In September 2022, the Group refinanced the incremental term loan of €2.0 billion ($2.0 billion) by incurring new incremental term loans of $1.2 billion and the EUR First Lien Term Loan A and the USD First Lien Term Loan A as discussed above.

In November 2023, as part of a wider refinancing, the Group entered into the TLA/TLB/RCF Agreement as discussed below. The proceeds from the TLA/TLB/RCF Agreement (as defined below) were used to refinance the entire USD First Lien Term Loan B 2026 (being the repayment of the outstanding principal of $2,880 million). As part of this transaction, $720 million of the principal of the USD First Lien Term Loan B 2028 was also refinanced.

The USD First Lien Term Loan B 2026 had an interest rate of LIBOR plus a margin of 2.25% with a LIBOR floor of 0.00%. The USD First Lien Term Loan B 2028 has an interest rate of SOFR plus a CAS plus a margin of 3.25% with a SOFR floor of 0.5% with a maturity date of July 2028. The EUR First Lien Term Loan B 2026 has an interest rate of EURIBOR plus a margin of 2.50% with a EURIBOR floor of 0.00% with a maturity date of July 2026. Interest is payable on is payable on the last day of each interest period.

An amount equal to 0.25% of the aggregate principal amount of USD First Lien Term Loan B outstanding immediately after the second amendment amounting to $2.9 billion and the new incremental term loan amounting to $1.3 billion incurred as part of the September 2022 refinancing was repayable in quarterly installments with the balance due on maturity. The entire principle of the EUR First Lien Term Loan B is due at maturity. The Group has the right to prepay the Term B loans in whole or in part, without premium or penalty in an aggregate principal amount that is an integral multiple of $0.5 million or €0.5 million, in each case as such amount corresponds to the denomination of the applicable Term B loan and not less than $1 million or €1 million, in each case as such amount corresponds to the denomination of the applicable Term B loans or, if less, the amount outstanding. The Term Loan B Agreement also provides for mandatory prepayments, including a customary excess cash flow sweep if certain conditions as prescribed in the Term Loan B Agreement therein are met.

As of December 31, 2023, the EUR First Lien Term Loan B 2026 has an aggregate principal amount of €507 million ($560 million) outstanding (the “TLB Stub”) and the USD First Lien Term Loan B 2028 has an aggregate principal amount of $514 million. On March 14, 2024, the USD First Lien Term Loan B 2028 has been refinanced by entering into an incremental assumption agreement to the TLA/TLB/RCF Agreement.

The Term B loans are secured by first priority security interest (subject to permitted liens) over: (i) the shares in all material subsidiaries as defined therein in the Term Loan B Agreement and, to the extent not a material subsidiary, each obligor (other than Flutter Entertainment plc) to the extent that the shares are owned by a member of the Group; and (ii) in respect of obligors organized or incorporated in certain jurisdictions, substantially all of our assets (subject to certain exceptions) in accordance with the Agreed Guarantee and Security Principles (as defined in the Term Loan B Agreement). The Intercreditor Agreement, dated as of May 5, 2020, governs, among others, the relationship among our senior secured creditors, the relative ranking of certain indebtedness of the Company, each borrower under the Term Loan B Agreement and the TLA/TLB/RCF Agreement (as defined below) and any other subsidiary party to the Intercreditor Agreement as a debtor, the relative ranking of certain security granted by the collateral providers, when payments can be made in respect of certain indebtedness, when enforcement action can be taken in respect of that indebtedness, the terms pursuant to which certain of that indebtedness will be subordinated upon the occurrence of certain insolvency events and turnover provisions. The Term Loan B Agreement contains a number of affirmative covenants as well as negative covenants which limit our ability to, among other things: (i) incur additional debt; (ii) grant additional liens on assets and equity; (iii) distribute equity interests and/or distribute any assets to third parties; (iv) make certain loans or investments (including acquisitions); (v) consolidate, merge, sell or otherwise dispose of all or substantially all assets; (vi) pay dividends on or make distributions in respect of capital stock or make restricted payments; and (vii) modify the terms of certain debt or organizational documents, in each case subject to certain permitted exceptions. As of December 31, 2023, the Group was in compliance with all covenants.

Term Loan A, Term Loan B and Revolving Credit Facility Agreement (the “TLA/TLB/RCF Agreement”)

In November 2023, we entered into the TLA/TLB/RCF Agreement with J.P. Morgan SE as the administrative agent and Lloyds Bank plc, acting as the collateral agent, and the lenders named therein for Term Loan A Facilities, Term Loan B Facilities and a multicurrency Revolving Credit Facility in an aggregate principal amount at any time outstanding not in excess of £1.0 billion.

As of December 31, 2023, the Group has an outstanding balance of: (i) $1.3 billion (£1.03 billion) under the GBP First Lien Term Loan A 2028, which matures in July 2028 (subject to an automatic maturity extension to November 2028 following the repayment of the TLB Stub in full); (ii) $419 million (€380 million) under the EUR First Lien Term Loan A 2028, which matures in July 2028 (subject to an automatic maturity extension to November 2028 following the repayment of the TLB Stub in full); (iii) $166 million under the USD First Lien Term Loan A 2028, which matures in July 2028 (subject to an automatic maturity extension to November 2028 following the repayment of the TLB Stub in full) and (iv) $3.4 billion under the USD First Lien Term Loan B 2030 which matures in November 2030. In March 2024, the Group entered into an incremental assumption agreement to the TLA/TLB/RCF Agreement under which the Group obtained a fungible incremental term loan which increased the aggregate principal amount of USD First Lien Term Loan B 2030 by $514 million. The incremental term loan was used to refinance the USD First Lien Term Loan B 2028 incurred by the Group pursuant to the Term Loan B Agreement. An amount equal to 0.25% of the aggregate principal amount of USD First Lien Term Loan B 2030 outstanding on November 30, 2023 amounting to $3.4 billion and the new incremental to the USD First Lien Term Loan B 2030 outstanding on March 14, 2024 amounting to $514 million is repayable in quarterly installments with the balance due on maturity. The entire principal of the GBP First Lien Term Loan A 2028, EUR First Lien Term Loan A 2028, USD First Lien Term Loan A 2028 are repayable at maturity.

The GBP First Lien Term Loan A 2028 has an interest rate of SONIA plus a margin of 1.75% with a SONIA floor of 0%. The EUR First Lien Term Loan A 2028 has an interest rate of EURIBOR plus a margin of 1.75% with a EURIBOR floor of 0%. The USD First Lien Term Loan A 2028 has an interest rate of daily compound SOFR plus 0.10% plus a margin of 1.75% with a SOFR floor of 0%. The USD First Lien Term Loan B 2030 has an interest rate of (x) ABR (provided that in no event shall such ABR rate with respect to the First Incremental Term B Loans be less than 1.00% per annum) plus an applicable margin equal to 1.25% (or 1.00% upon the Net First Lien Leverage Ratio decreasing to 2.55:1 or below) or (y) Adjusted Term SOFR (provided that in no event shall such Adjusted Term SOFR rate with respect to the First Incremental Term B Loans be less than 0.50%) plus an applicable margin equal to 2.25% (or 2.00% upon the Net First Lien Leverage Ratio decreasing to 2.55:1 or below). Interest on each of the facilities is payable on the last day of each interest period. Facilities drawn down may be prepaid at any time in whole or in part without premium or penalty on three business days’ (or such shorter period as the administrative agent may agree) prior notice (but, if in part, by a minimum of $1 million or its currency equivalent).

The Revolving Credit Facility 2028 may be utilized by the drawing of cash advances, the issuance of letters of credit and/or the establishment of ancillary facilities with lenders on a bilateral basis. Each cash advance under the Revolving Credit Facility 2028 is to be repaid in full on the maturity date being July 2028 (subject to an automatic maturity extension to November 2028 following the repayment of the TLB Stub in full). Amounts repaid may be re-borrowed. A commitment fee of 35% of the margin then applicable on the available undrawn commitment is payable quarterly in arrears during the availability period, or on the last day of the availability period, which is one month prior to the maturity date. A utilization fee is also payable in the range of 0.00% to 0.30% per annum based on the proportion of revolving credit facility loans to the total Revolving Credit Facility 2028 commitments. The utilization fee accrues from day to day and is payable in arrears on the last day of each successive period of three months that ends during the availability period. For the period ending December 31, 2023, the Group had an outstanding principal amount of $736 million (£578 million). We had an undrawn capacity of $537 million (£422 million) on the Revolving Credit Facility with $13 million (£10 million) of capacity reserved for the issuance of guarantees as of December 31, 2023.

The Term Loan A facilities, Term Loan B facilities and the GBP Revolving Credit Facility 2028 are secured (i) initially by the same guarantees and collateral pledged by any obligor under the Term Loan B Agreement and (ii) shortly following the repayment of the TLB Stub in full, by a first priority security interest (subject to permitted liens) (x) over the shares held by an obligor in another obligor and (y) in respect of obligors organized or incorporated in the United States, substantially all of our assets (subject to certain exceptions) in accordance with the Agreed Guarantee and Security Principles (as defined in the TLA/TLB/RCF Agreement).

The TLA/TLB/RCF Agreement contains a number of affirmative covenants as well as negative covenants which limit our ability to, among other things: (i) incur additional debt; (ii) grant additional liens on assets and equity; (iii) distribute equity interests and/or distribute any assets to third parties; (iv) make certain loans or investments (including acquisitions); (v) consolidate, merge, sell or otherwise dispose of all or substantially all assets; (vi) pay dividends on or make distributions in respect of capital stock or make restricted payments; and (vii) modify the terms of certain debt or organizational documents, in each case subject to certain permitted exceptions. The TLA/TLB/RCF Agreement requires us to ensure that the ratio of consolidated net borrowings to consolidated EBITDA as defined therein (the net total leverage ratio) is not greater than 5.20:1 on a bi-annual basis. As of December 31, 2023, the Group was in compliance with the covenant.

Loss on Extinguishment of Debt

Loss on extinguishment of debt includes the write-off of unamortized deferred financing costs, write-back of unamortized premium and extinguishment gains/loss arising from the refinancings undertaken in July 2021, September 2022, and November 2023.

In 2021, gain on extinguishment of debt totaled $130 million which comprised of a gain of $35 million associated with the derecognition of unamortized premium in connection with the settlement of the Senior Notes out of the proceeds received from the July 2021 refinancing and extinguishment gains of $95 million arising from the refinancing in July 2021 of the existing term loans then outstanding under the Term Loan B Agreement as the terms of the new debt were substantially different from those of the original debt in case of certain lenders in the syndicate.

The Group determined that the September 2022 refinancing of the incremental term loan of €2.0 billion which was used to fund a portion of the consideration for the acquisition of Sisal did not result in the terms of the original and new debt being substantially different. However, as the Group repaid a portion of the principal amount of the incremental term loan, the Group derecognized a proportionate unamortized deferred financing costs relating to the repaid portion which amounted to $65 million.

In 2023, the loss on extinguishment of debt totaled $6 million. The Group determined that the November 2023 refinancing of the USD First Lien Term Loan B 2026, USD First Lien Term Loan B 2028, EUR First Lien Term Loan A 2026 and USD First Lien Term Loan 2026 did not result in the terms of the original and new debt being substantially different. However, as the Group repaid a portion of the principal amount of these loans, the Group derecognized a proportionate amount of unamortized deferred financing costs relating to the repaid portion which amounted to $9 million. In the case of GBP First Lien Term Loan A 2025, the Group determined that the terms of the GBP First Lien Term Loan A 2028 was substantially different from those of the GBP First Lien Term Loan A 2025 obligation under the Term Loan A Agreement and recognized a extinguishment gain of $3 million.

As of December 31, 2023, the Group had an aggregate principal amount of long-term debt of $7 billion, with $51 million due within 12 months.

As of December 31, 2023, the contractual principal repayments of the Group’s outstanding borrowings, excluding accrued interest, amount to the following:

($ in millions)
2024	$47
2025	47
2026	607
2027	47
2028	3,133
Thereafter	3,229

Total	$7,110

In addition, the Group is obligated to make periodic interest payments at variable rates, depending on the terms of the applicable debt agreements. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events.

The Group uses derivative financial instruments to hedge interest rate risk and foreign currency rate risk arising from long term debts as discussed in Note 16.

16.	DERIVATIVES AND HEDGING ACTIVITIES

In the normal course of our business operations, the Group is exposed to certain risks, including changes in interest rates and foreign currency risk. In order to manage these risks, the Group uses derivative instruments such as futures, forward contracts, swaps, options and other instruments with similar characteristics. All of our derivatives are used for non-trading activities.

Cash flow hedges of interest rate and foreign currency risk

Interest rate and foreign currency risk arising from a portion of the Group’s floating interest rate USD First Lien Term Loan A maturing in 2028 and USD First Lien Term Loan B maturing in 2028 and 2030 respectively are managed using cross-currency interest rate swaps and interest rate swaps which are designated as cash flow hedges with the objective of reducing the volatility of interest expense and foreign currency gains and losses. Under the terms of the cross-currency interest rate swaps, the Group makes fixed-rate interest payments in pounds sterling (GBP) or euro (EUR) and receives variable interest amounts in U.S. dollars from counterparties over the life of the agreements effectively converting the variable rate term loans into fixed interest rate debts with the exchange of the underlying notional amounts at maturity whereby the Group will receive U.S. dollars from and pay GBP or EUR to the counterparties at exchange rates which are determined at contract inception. Under the terms of the interest rate swaps, the Group makes fixed rate interest payments and receives variable interest amounts in U.S. dollars from counterparties over the life of the agreements, effectively converting the variable rate term loans into fixed interest rate debts.

The notional amount of cross-currency interest rate swaps and interest rate swaps accounted for as cash-flow hedges was $2,697 million as of December 31, 2023, and $2,085 million as of December 31, 2022 with maturities ranging from September 30, 2024 to June 30, 2025. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. Amounts recorded in accumulated other comprehensive (loss) were recognized in earnings within interest expense, net when the hedged interest payment was accrued. In addition, since the cross-currency interest rate swaps was a hedge of variability of the functional-currency-equivalent cash flows of the recognized term loan liability remeasured at spot exchange rates under ASC 830, “Foreign Currency Matters,” an amount that offset the gain or loss arising from the remeasurement of the hedged term loan liability was reclassified each period from accumulated other comprehensive (loss) to earnings in the foreign exchange loss, net, which is a component of other (expense) income, net.

The amount reclassified from accumulated other comprehensive (loss) into earnings was a net gain (loss) of $93 million, $(72) million and $(11) million for the years ended December 31, 2023, 2022 and 2021 respectively.

The Group expects to reclassify a gain of $5 million from accumulated other comprehensive (loss) into earnings within the next 12 months.

Net investment hedge

The Group has investments in various subsidiaries which form part of the Group’s International segment with Euro functional currencies. As a result, the Group is exposed to the risk of fluctuations between the Euro and GBP exchange rates. The Group designated its EUR First Lien Term Loan A maturing in 2028 and EUR First Lien Term Loan B maturing in 2026 as a net investment hedge of its Euro denominated subsidiaries which are intended to mitigate foreign currency exposure related to non-GBP net investments in certain Euro functional subsidiaries. As of December 31, 2023 and 2022, the nominal exposures of EUR First Lien Term Loan A and EUR First Lien Term Loan B designated as net investment hedges were $980 million and $1,132 million, respectively. The designated hedge amounts were considered highly effective. The Group has also designated certain EUR cross currency interest rate swap contracts in net investment hedging relationships. The notional amount of cross-currency swaps accounted for as net investment hedges was $359 million as of December 31, 2023, and nil as of December 31, 2022, maturing on June 30, 2025.

The foreign currency transaction gains and losses on the Euro-denominated portion of the term loans and cross-currency swaps, which are designated and effective as a hedge of the Group’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Gains, net of tax, included in the foreign currency translation adjustment were $30 million for the ended December 31, 2023, loss, net of tax amounting to $145 million for the ended December 31, 2022 and gains, net of tax amounting to $30 million for the ended December 31, 2021. There were no amounts reclassified out of accumulated other comprehensive (loss) (“AOCI”) pertaining to the net investment hedge during the years ended December 31, 2023, 2022, and 2021 as the Group has not sold or liquidated (or substantially liquidated) its hedged subsidiaries.

Economic hedges

The Group uses cross-currency interest rate swaps to economically hedge the Group’s net foreign currency exposure arising from 1) the risk of fluctuations between the Euro and U.S. dollar exchange rates from the Group’s investment in various subsidiaries which form part of the Group’s International segment and 2) the risk of fluctuations between the Euro and GBP exchange rates arising from the portion of the Group’s USD Term Loans that are not designated in a cash flow hedge. The cross-currency interest rate swaps are also used to manage the interest rate risk arising from the portion of the Group’s USD Term Loans that are not designated in a cash flow hedge. Under the terms of the cross-currency interest rate swaps, the Group makes fixed-rate interest payments in Euro and receives variable interest amounts in U.S. dollars from counterparties over the life of the agreements effectively converting the variable rate debts into fixed interest rate debts with the exchange of the underlying notional amounts at maturity whereby the Group will receive U.S. dollars from and pay Euro to the counterparties at exchange rates which are determined at contract inception. Changes in the fair value of these instruments are recorded in earnings throughout the term of the cross-currency interest rate swaps and are reported in other (expense) income, net in the consolidated statements of comprehensive (loss). The cross-currency interest rate swaps will mature on September 30, 2024.

The following table summarizes the fair value of derivatives as of December 31, 2023 and 2022:

($ in millions)	Derivative Assets				Derivative Liabilities
	Dec-23		Dec-22		Dec-23		Dec-22
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$115	Other current liabilities	$(104)	Other current liabilities	$—
Cross-currency interest rate swaps	Other non- current assets	—	Other non- current assets	—	Other non- current liabilities	(21)	Other non- current liabilities	(56)
Interest rate swaps	Other non- current assets	—	Other non- current assets	—	Other non- current liabilities	—	Other non- current liabilities	—

Total derivatives designated as hedging instrument		$—		$115		$(125)		$(56)

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other non- current assets	—	Other non- current assets	—	Other non- current liabilities	(1)	Other non- current liabilities	—

Total derivatives designated as hedging instrument		$—		$—		$(1)		$—

Derivatives not designated as hedging instruments:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	224	Other current liabilities	(52)	Other current liabilities	(45)
Cross-currency interest rate swaps	Other non- current assets	—		—	Other non- current liabilities	—	Other non- current liabilities	(33)

Total derivatives not designated as hedging instruments		$—		$224		$(52)		$(78)

Total derivatives		$—		$339		$(178)		$(134)

17.	REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

Redeemable non-controlling interest

FanDuel

Boyd Interactive Holdings LLC (“Boyd”) holds a non-controlling, economic interest of 5% in FanDuel Group Parent LLC (“FanDuel”). Boyd’s investment comprises of 4.5% ownership in the form of Investor Units and the remaining in the form of warrants that allow Boyd to acquire 0.5% Investor Units, at an aggregated exercise price of $1.00, at any time until October 22, 2031. If the warrants remain unexercised at the end of exercise period, they automatically convert into such number of Investor Units that provide Boyd an additional ownership of 0.5% envisaged on exercise of such warrants.

The Group agreed a redemption mechanism with Boyd in the form of symmetrical call and put options as part of Boyd’s acquisition of ownership interest in FanDuel in 2019. The collaboration anniversary options are exercisable beginning August 1, 2028, and continuing for a period of 30 days (the “Collaboration Anniversary Exercise Period”) and expire if neither the Group nor Boyd exercise the options. The collaboration termination options are exercisable beginning on the earlier to occur of the termination and expiration of the collaboration agreement and continuing for a period of 30 days (the “Collaboration Termination Exercise Period”) and expire if neither the Group nor Boyd exercise the options. The symmetrical call and put options enable the Group to acquire Boyd’s 5% non-controlling ownership at an exercise price negotiated in good faith between them, as two unrelated, independent parties. If FanDuel and Boyd are unable to agree on an exercise price, independent appraisers are required to perform a fair market valuation exercise of Boyd’s Investor Units, without giving effect to any ‘minority discount’ or ‘liquidity discount.’ The aforesaid symmetrical call and put options can be settled, at the Group’s election, in cash denominated in U.S. dollars, freely tradeable shares of Flutter listed on the Irish Stock Exchange plc or the London Stock Exchange plc or any combination thereof. Subsequent to Flutter’s listing on NYSE in January 2024, Flutter is delisted from Irish Stock Exchange and the options can also be settled in freely tradeable shares of Flutter listed on NYSE. Flutter’s shares issued to settle the consideration cannot exceed 10% of the existing and outstanding Flutter shares as of the first date of such exercise period, in which event, the Group would settle the balance consideration in cash.

Adjarabet

As part of the Group’s acquisition of Atlas LLC (“Adjarabet”) in 2019, a redemption mechanism in the form of call and put options was agreed with City Loft LLC, the owner of 49% non-controlling interest in Adjarabet. This enabled the Group to acquire City Loft LLC’s non-controlling interest post completion of a lock-in period that ended on February 28, 2022 at an exercise price calculated using a multiple of Atlas LLC’s EBITDA less Net Debt as defined in the shareholder agreement. City Loft LLC elected to exercise the put option, and the Group acquired the remaining 49% for a cash consideration of €238 million ($251 million).

Junglee

As part of the Group’s acquisition of Junglee Games India Private Limited (“Junglee India”), through an intermediate holding company Junglee Games Inc (“Junglee”) in 2021, a redemption mechanism in the form of call and put options (“the Junglee Options”) was agreed with two sets of non-controlling interest shareholder groups that collectively own 42.7%. The call and put options are exercisable in two tranches in 2023 and 2025, commencing on the date on which the option price is determined in accordance with the terms as set out in the shareholders agreement and ending on a date that is 30 days thereafter. The options expire if neither the Group nor the non-controlling interest shareholder groups exercise the options. The option price is based on a formula which provides equal weightage to EBITDA and Net Revenue multiples, as defined in the shareholders agreement. The options can be settled, at the Group’s election, in cash or freely tradeable shares of Flutter listed on London Stock Exchange plc or NYSE subsequent to Flutter’s listing in January 2024, and are subject to cap of approximately $1,696 million minus certain deductions specified in the shareholder agreement. In July 2023, the Group completed the acquisition of a further 32.5% outstanding shares of Junglee for a cash payment of $95 million. This acquisition brings the Group’s holding in Junglee to 84.8%.

Sachiko

As part of the Group’s acquisition of Sachiko Gaming Private Limited (“Sachiko”) in 2022, through Junglee India, the Group issued 5% equity interest in Junglee India to Sachiko’s previous owners as consideration. At the time of Sachiko’s acquisition, a redemption mechanism in the form of symmetrical call and put options was agreed to enable the Group to re-acquire 5% equity interest in Junglee India. The options are exercisable in two tranches, the first being within one year after the expiry of five years from the closing date as defined in the subscription agreement and the second with one year after the expiry of 10 years from the closing date as defined in the subscription agreement. The options expire if neither the Group nor the non-controlling interest shareholder exercise the options. This allows the Group to increase its ownership interest in Junglee India to 100% in 2032. The option’s exercise price is based on a formula which provides equal weightage to EBITDA and Net Revenue multiples, as defined in the shareholders agreement. The options can be settled in cash or shares, subject to mutual agreement of both parties.

Common shares

The total authorized common shares of the Company comprises 300,000,000 ordinary shares of €0.09 ($0.10) each (2022: 300,000,000 ordinary shares of €0.09 ($0.10) each). All issued common shares are fully paid. The holders of common shares are entitled to vote at general meetings of the Company. Where voting at a general meeting is done by way of a poll, each shareholder present is entitled to one vote for each share that he or she holds as of the record date for the meeting. Where voting is by way of a show of hands at a general meeting, every shareholder as of the record date for the meeting who is present in person and every proxy shall have one vote. Ordinary shareholders are also entitled to receive dividends as may be declared by the Company from time to time.

Reduction of capital

In accordance with the provisions of sections 84 and 85 of the Companies Act 2014 and the authority conferred by resolution 11 as approved by shareholders at the AGM, the Board applied to the Irish High Court to reduce the Company’s capital by the amount of £10.0 billion ($13.6 billion) standing to the credit of Flutter’s additional paid-in capital account following completion of the capitalization. On November 3, 2021, the Irish High Court approved the reorganization of the Company’s capital by the reduction of £10.0 billion ($13.6 billion) standing to the credit of Flutter’s additional paid-in capital account, and the transfer of such sum to the Company’s distributable reserves account (under Irish law, dividends and distributions may only be made from profits available for distribution also known as “distributable reserves”). This resulted in the transfer of £10.0 billion ($13.6 billion) from additional paid-in capital to retained earnings.

Treasury shares

On August 25, 2021, the Company announced it had cancelled all its 1,965,600 ordinary shares of €0.09 ($0.1), each previously held by it as treasury shares, which resulted in the transfer of $60 million from treasury shares to retained earnings and common shares.

Shares held by Employee Benefit Trust

At December 31, 2023, the Paddy Power Betfair plc Employee Benefit Trust (“EBT”) held nil (December 31, 2022: 1,396) of the Company’s own shares, which were acquired at a total cumulative cost of $nil million (December 31, 2022: $1 million) in respect of potential future awards relating to the Company’s employee share plans.1,106,417 shares were purchased at a cost of $212 million during the year ended December 31, 2023 (December 31, 2022: 23,775 shares at a cost of $3 million). During the year ended December 31, 2023, 1,107,813 shares with an original cost of $213 million were transferred from the EBT to the beneficiaries of the EBT (year ended December 31, 2022: 55,537 shares with an original cost of $9 million).

Non-controlling interest

As a result of the acquisition of Sisal on August 4, 2022, $153 million was recorded in respect of the non-controlling interest relating to Sisal Sans, a Turkish subsidiary of the Group. At December 31, 2023, the non-controlling interest amounts to $172 million (December 31, 2022: $156 million).

18.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS)

The following table presents the changes in accumulated other comprehensive (loss) by component for the years ended December 31, 2023, 2022 and 2021:

($ in millions)	Gains and loss on Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Debt securities	Foreign Currency Translation, net of Net Investment Hedges	Total
Balance as of December 31, 2020	$(1)	$(1)	$(227)	$(229)
Other comprehensive income / (loss) before reclassifications	26	(1)	(641)	(616)
Amounts reclassified from accumulated other comprehensive loss	(11)	—	—	(11)

Net current period other comprehensive income / (loss)	15	(1)	(641)	(627)

Balance as of December 31, 2021	$14	$(2)	$(868)	$(856)

Other comprehensive income / (loss) before reclassifications	80	(4)	(930)	(854)
Amounts reclassified from accumulated other comprehensive loss	(72)	—	—	(72)

Net current period other comprehensive income / (loss)	8	(4)	(930)	(926)

Balance as of December 31, 2022	$22	$(6)	$(1,798)	$(1,782)

Other comprehensive income / (loss) before reclassifications	(121)	5	322	206
Amounts reclassified from accumulated other comprehensive loss	93	—	—	93

Net current period other comprehensive income / (loss)	(28)	5	322	299

Balance as of December 31, 2023	$(6)	$(1)	$(1,476)	$(1,483)

19.	SHARE-BASED COMPENSATION

The Group maintains the following share schemes for employees (and, where the specific rules permit, non-executive directors and/or non-employee contractors): the Betfair Long Term Incentive Plan and Deferred Share Incentive Plan; the Flutter Entertainment plc Sharesave Scheme; the Flutter Entertainment plc 2015 Long Term Incentive Plan; the Flutter Entertainment plc 2023 Long Term Incentive Plan; the Flutter

Entertainment plc 2015 Medium Term Incentive Plan, the Flutter Entertainment plc 2015 Deferred Share Incentive Plan; the Flutter Entertainment plc 2016 Restricted Share Plan; the Flutter Entertainment plc 2022 Supplementary Restricted Share Plan; The Stars Group Equity Plans; the FanDuel Group Value Creation Plan; the FanDuel Group Value Creation Award; and the TSE Holdings Ltd FanDuel Group Value Creation Option Plan. The aggregate number of new issue or treasury shares which may be the subject of award commitments under the employee share schemes in any rolling 10 year period may not (when adjusted for share issuance and cancellations) exceed 10% (5% in the case of discretionary share schemes) of our issued ordinary share capital.

Flutter Entertainment plc 2016 Restricted Share Plan (the “Restricted Share Plan”) The Group issues nonvested share (restricted share) awards and share options with a nominal exercise price under the Restricted Share Plan. Awards granted under the Restricted Share Plan in some cases vest over three and four years and in other cases vest over one and two years. The grant date fair value of the awards is determined based on the quoted trading price of the Group’s share on the London Stock Exchange on the date of the grant. Restricted Share Plan awards are equity-classified awards with compensation cost recognized over the requisite service based on the fair-value-based measure of the award on the grant date.

The following table provides a summary of the activity under the Restricted Share Plan:

	Restricted Share Awards		Options
	Number of Units	Weighted- Average Fair Value	Number of Units	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2020	719	$162.77	486,203
Granted	468,635	186.02	229,817
Exercised/Vested	(40,245)	191.57	(170,579)		29
Cancelled/Lapsed	(10,166)	194.90	(44,030)

Outstanding at December 31, 2021	418,943	184.90	501,411
Granted	700,653	122.70	1,072,479
Exercised/Vested	(130,561)	189.58	(87,306)		11
Cancelled/Lapsed	(16,988)	138.52	(157,970)

Outstanding at December 31, 2022	972,047	140.25	1,328,614
Granted	584,479	160.32	494,805
Exercised/Vested	(408,755)	140.37	(249,588)		42
Cancelled/Lapsed	(71,560)	152.38	(130,901)

Outstanding as of December 31, 2023	1,076,211	$150.33	1,442,930	8.07	$256

The weighted average exercise price for share options granted under the Restricted Share Plan during all years presented and outstanding as of December 31, 2023 is a nominal price. The total fair value of restricted share awards vested during the years ended December 31, 2023, 2022 and 2021 was $72 million, $16 million and $7 million, respectively.

The following table provides additional information for share options outstanding as of December 31, 2023:

	Awards Outstanding	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value ($ in millions)
Share options exercisable	271,979	6.32	$48

Share options remaining to vest	1,170,951	8.45	$208

For the years ended December 31, 2023, 2022 and 2021, compensation cost arising from the Restricted Share Plan was $153 million, $113 million and $57 million respectively. As of December 31, 2023, there was approximately $152 million of total unrecognized compensation costs related to the Restricted Share Plan, which is expected to be recognized over a weighted-average period of 1.60 years.

249,095 of the 2023 options awarded, have a market condition based on the Total Shareholder Return (“TSR”) relative to the FTSE 100 (excluding housebuilders, real estate investment trusts and natural resources companies). This market condition was directly factored into the fair-value-based measure of the award at the grant date. The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 34.45% and the weighted-average share price of the Group at the date of grant of the award of $172.08. The weighted-average fair value of the awards at the grant date was $144.00.

Flutter Entertainment plc 2023 Long Term Incentive Plan (“2023 LTIP”) In April 2023, the Group adopted the Flutter Entertainment plc 2023 Long Term Incentive Plans which enables the Group to grant share awards and nil cost options with a single award vesting in tranches (if the relevant performance conditions are met) after the end of the performance period applicable to the tranche. Awards granted under the 2023 LTIP shall have a performance period of not less than three years.

The awards granted under the 2023 LTIP have a market condition based on the Total Shareholder Return (“TSR”) relative to the FTSE 100 (excluding real estate investment trusts and closed end investment trusts). This market condition was directly factored into the fair-value-based measure of the award.

For the year ended December 31, 2023, the Group granted 44,820 share options with a nominal exercise price under the 2023 LTIP. The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 35.91% and the share price of the Group at the date of grant of the award of $200.00. The weighted-average fair value of the awards at the grant date was $112.03.

For year ended December 31, 2023 the total compensation cost arising from the 2023 LTIP was $1 million. As of December 31, 2023, there was approximately $4 million of total unrecognized compensation costs, which is expected to be recognized over a weighted-average period of 2.33 years.

The performance targets associated with a further 134,460 share options had not been determined as of December 31, 2023 and as a result no grant date has been established under ASC 718 and no compensation cost recognized in the period.

FanDuel Group Value Creation Plan and TSE Holdings Ltd FanDuel Group Value Creation Option Plan (together, the “VCP”) In 2018, the Group introduced a plan for the employees of FanDuel Group Parent LLC and its subsidiaries (FanDuel Group Parent LLC and its subsidiaries together “FanDuel”) that allowed them to share in the future value created within FanDuel. Employees were to be awarded an allocation of units that represented a share in value created. The value of these units was to be determined by the value of the business in July 2021 and July 2023 compared to benchmark. Employees had the option to exercise 50% of these units at July 2021 at the prevailing value, or roll some or all of them to July 2023 at the prevailing value at that date. The Group had the option of settling this plan via the issuance of Flutter Entertainment plc shares or cash.

The Group’s acquisition of an additional 37.2% of FanDuel shares on December 30, 2020 implied a 100% value of FanDuel of $11.2 billion, which was significantly in excess of the out-performance growth cap.

Due to this, in May 2021 it was decided to fix the total value of the VCP units at $457 million and determine a value per unit that would be paid out on July 2021 and July 2023 effectively fixing the price per VCP unit value of the plan in both July 2021 and July 2023 to provide certainty to employees. The value per unit to be paid out on VCP units granted in 2018 was set at $318.00 per unit and the value of VCP units granted in 2020 was set at $200.00 per unit. No other changes were made to the terms of the award.

The VCP Units, prior to modification, were classified as equity awards and share-based compensation expense was based on the grant date fair value of the award. The setting of the value per unit resulted in a change in the classification of the award from equity to liability as the VCP Units do not expose the holder to gains and losses in the fair value of the Group in the same way as outright ownership. The change in the classification was accounted for as a modification and resulted in an incremental cost of $299.10 per unit and $157 per unit for VCP Units granted in 2018 and 2020 respectively resulting in a total additional incremental compensation cost at the date of modification of $364 million. $26 million of compensation cost based on the fair-value-based measure of the original award was reclassified from additional paid in capital to share-based payment liability on the date of modification.

As a liability classified award, the fair-value-based measure is remeasured at the end of each reporting period until settlement. The changes in the fair-value-based measure are recognized as compensation cost (with a corresponding increase or decrease in the share-based liability) either immediately or over the employee’s remaining requisite service period or non-employee’s vesting period, depending on the vested status of the award. For unvested awards, the percentage of the fair-value-based measure that is recognized as compensation cost at the end of each period is based on the percentage of the requisite service that has been rendered.

The following table provides a summary of the VCP unit activity under the plan:

	Number of Units	Weighted Average Fair Value ($)
Outstanding as of December 31, 2020	1,615,199	$20.27
Forfeited prior to change in classification	(15,675)	20.57
Cancellation on change in classification	(1,599,524)	20.27
Reissuance on change in classification	1,599,524	306.46
Settlements	(780,211)	304.91
Forfeited	(165,115)	311.53

Outstanding as of December 31, 2021	654,198	305.65
Forfeited	(69,819)	308.84

Outstanding as of December 31, 2022	584,379	305.59

Forfeited	(9,350)	293.65
Settlements	(575,029)	305.89

Outstanding as of December 31, 2023	—	$—

The table presents the change in classification of the award from equity to liability as a cancellation and reissuance of the award on a gross basis.

For the years ended December 31, 2023, 2022 and 2021, compensation cost arising from the VCP was $1 million, $7 million and $383 million respectively.

The final tranche of the award was settled in July 2023 and the total fair-value-based measure of share-based liabilities paid during the years ended December 31, 2023, 2022 and 2021 was $176 million, $nil and $238 million respectively and there were no outstanding VCP units remaining outstanding as of December 31, 2023.

FanDuel Value Creation Award (the “VCA”) In March 2023, the Group modified the FanDuel Value Creation Award (the “VCA”) within the FanDuel business to provide a minimum payment to the participants. The setting of a minimum payout resulted in a change in the classification of the award from equity to liability as the VCA awards do not expose the holder to gains and losses in the fair value of the Group in the same way as outright ownership. This resulted in a total additional incremental compensation cost at the date of modification of $2 million. $1 million of compensation cost based on the fair-value-based measure of the original award was reclassified from additional paid in capital to share-based payment liability.

For the years ended December 31, 2023, 2022 and 2021, compensation cost arising from the VCP was $4 million, $1 million and $1 million respectively. As of December 31, 2023, the fair-value-based measure of the liability recorded in other non-current liabilities for the award was $5 million and there was approximately $7 million of total unrecognized compensation costs related to the VCA, which is expected to be recognized over a weighted-average period of 3.00 years. There were no amounts paid during the year.

International Plans

In 2021, the Group introduced plans for certain employees within the International segment that allow them to share in the future growth of their business. A portion of the awards vested in 2023, with the remainder vesting through 2025. These awards have been classified as liability awards as the settlement of the awards does not expose the holder to gains and losses in the fair value of the Group in the same way as outright ownership.

As a liability classified award, the fair-value-based measure is remeasured at the end of each reporting period until settlement. The changes in the fair-value-based measure are recognized as compensation cost (with a corresponding increase or decrease in the share-based liability) either immediately or over the employee’s remaining requisite service period or non-employee’s vesting period, depending on the vested status of the award. For unvested awards, the percentage of the fair-value-based measure that is recognized as compensation cost at the end of each period is based on the percentage of the requisite service that has been rendered.

For the years ended December 31, 2023, 2022, and 2021, compensation cost arising from these plans was $3 million, $31 million and $7 million, respectively. As of December 31, 2023, there was approximately $10 million of total unrecognized compensation costs related to these plans, which is expected to be recognized over a weighted-average period of 1.66 years.

The total fair-value-based measure of share-based liabilities paid during the years ended December 31, 2023, 2022 and 2021 was $12 million, $nil and $nil million respectively and as of December 31, 2023, the fair-value-based measure of the liability recorded in other non-current liabilities for the awards was $29 million (2022: $38 million).

In 2021, the Group also introduced an award plan for management of the International segment comprising of internal strategic milestones and a value creation element, vesting in two tranches in July 2023 and December 2025. The awards were liability classified as the awards were based on a fixed amount and settled in a variable number of shares at the vesting date.

In December 2022, the Group modified the portion of the tranche vesting in December 2025 to be a fixed number of shares resulting in equity classification for the remaining vesting term. On the modification date, the amounts previously recorded as a share-based payment liability were reclassified as a component of equity in the form of a credit to additional paid in capital amounting to $3 million.

For the years ended December 31, 2023, 2022, and 2021, compensation cost arising from the December 2025 tranche was $3 million, $2 million and $1 million, respectively. As of December 31, 2023, there was approximately $4 million of total unrecognized compensation costs related to the December 2025 tranche, which is expected to be recognized over a weighted-average period of 1.53 years.

For the years ended December 31, 2023, 2022, and 2021, compensation cost arising from the July 2023 tranche was $3 million, $9 million and $8 million, respectively. The share-based payment liabilities with a fair value of $20 million were settled in July 2023 and there were no remaining balances outstanding as of December 31, 2023 in respect of the July 2023 tranche.

Other plans

In addition to the plans disclosed above, the Group maintains the Betfair Long Term Incentive Plan and Deferred Share Incentive Plan; the Flutter Entertainment plc Sharesave Scheme; the Flutter Entertainment

plc 2015 Long Term Incentive Plan; the Flutter Entertainment plc 2015 Medium Term Incentive Plan, the Flutter Entertainment plc 2015 Deferred Share Incentive Plan; and The Stars Group Equity Plans, which are equity-classified awards with compensation cost recognized over the requisite service based on the fair-value-based measure of the award on the grant date.

During the year a total of 335,869 awards were granted with a weighted-average grant-date fair value of $76.19. For the years ended December 31, 2023, 2022 and 2021, compensation cost arising from these plans was $22 million, $19 million and $31 million, respectively. At the year end there was a total of 1,211,354 restricted awards and options were outstanding for these plans as of December 31, 2023.

Share-based compensation is classified in the Consolidated Statements of Comprehensive (Loss) as follows:

($ in millions)	2023	2022	2021
Cost of sales	$15	$6	$9
Technology, research and development expense	30	42	122
Sales and marketing expenses	14	17	55
General and administrative expenses	131	116	302

Total share-based compensation	$190	$181	$488

The tax benefit related to the compensation expense before any valuation allowance for the years ended December 31, 2023, 2022, and 2021 was $41 million, $19 million and $50 million, respectively.

20.	FAIR VALUE MEASUREMENTS

The Group’s consolidated financial instruments including cash and cash equivalents, player deposits, accounts receivable, other current assets, accounts payable, player deposit liability, and other current liabilities are carried at historical cost. As of December 31, 2023 and 2022, the carrying amounts of these financial instruments approximated their fair values because of their short-term nature.

The carrying amount of long-term debt outstanding under the Term Loan A Agreement and the Term Loan B Agreement approximate their fair values, as interest rates on these borrowings approximate current market rates.

The following tables set forth the fair value of the Group’s financial assets, financial liabilities and redeemable non-controlling interests measured at fair value based on the three-tier fair value hierarchy as defined in summary of significant accounting policies:

	As of December 31, 2023
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – investments	$33	$139	$—	$172
Equity securities	—	—	9	9

Total	33	139	9	181

Financial liabilities measured at fair value:
Derivative financial liabilities	—	178	—	178
Fox Option Liability	—	—	400	400
Contingent consideration	—	—	20	20

Total	—	178	420	598

Redeemable non-controlling interests at fair value	$—	$—	$1,100	$1,100

Pokerstars trademark held and used[1]	$—	$—	$368	$368

Total nonrecurring fair value measurement	$—	$—	$368	$368

	As of December 31, 2022
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – investments	$153	$14	$—	$167
Equity securities	—	—	11	11
Derivative financial assets	—	339	—	339

Total	153	353	11	517

Financial liabilities measured at fair value:
Derivative financial liabilities	—	134	—	134
Fox Option Liability	—	—	220	220
Contingent consideration	—	—	22	22

Total	—	134	242	376

Redeemable non-controlling interests at fair value	$—	$—	$781	$781

[1]

In accordance with subtopic 360-10, Pokerstars trademark held and used with a carrying amount of $1,093 million was written down to its fair value of $368 million, resulting in an impairment of $725 million, which was included in sales and marketing expenses. See “Note 11. Intangible Assets, Net” for a description of the valuation technique(s) and the inputs used in the fair value measurement.

There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2023 and 2022.

Valuation of Level 2 financial instruments

Available for sale – player deposits – investments

The Group has determined that the fair value of available for sale – player deposits – investments by using observable quoted prices or observable input parameters derived from comparable bonds/markets. Although the Group has determined that a number of the bonds fall within Level 1 of the fair value hierarchy, there are a class of bonds which have been classified as Level 2 due to the existence of relatively inactive trading markets for those bonds.

Derivative financial assets and liabilities – Swap agreements

The Group uses derivative financial instruments to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, such as yield curves, spot and forward FX rates.

The Group incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the applicable counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Group has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the Group has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. At the years ended at December 31, 2023 and 2022, the Group assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

As a result, the Group determined that its valuations of its derivatives in their entirety are classified in Level 2 of the fair value hierarchy.

Valuation of Level 3 financial instruments

Equity securities

The Group determined the fair value of investments in equity securities that do not have a readily available market value amounting to $9 million at December 31, 2023 (December 31, 2022: $11 million) using the Market Comparable Companies Approach which involves identification of comparable enterprises, selection of a multiple or multiples for each of the comparable enterprises and adjusting for factors such as differences in entity size, profitability, expected growth, working capital, liquidity, and investors’ required rate of return, given the risk of the investment. The EBITDA multiple used to develop the level 3 fair value measured was 8.08 for the year ended December 31, 2023 (December 31, 2022: 8.8), which was based on the guideline public company method. An increase in the input would result in an increase in the investments in equity securities valuation; a decrease in the input would result in a decrease in the investments in equity securities valuation. The total unrecognized loss of $2 million for the year ended December 31, 2023 (December 31, 2022: $6 million gain, December 31, 2021: $2 million gain) is recognized with other income (expense), net in the consolidated statements of comprehensive (loss).

Non-derivative financial instruments

Fox Option Liability

On October 2, 2019, the Group entered into an arrangement with Fox Corporation (“Fox”), pursuant to which FSG Services LLC, a wholly-owned subsidiary of Fox, has an option (the Fox Option) to acquire an 18.6% equity interest of the then outstanding investor units (the “Fastball Units”) in FanDuel Group Parent LLC (“FanDuel”). In April 2021, Fox filed an arbitration claim against the Group with respect to its option to acquire an 18.6% equity interest in FanDuel seeking the same price that the Group paid for the acquisition of the Fastball Units (37.2% of FanDuel) from Fastball Holdings LLC in December 2020. On November 7, 2022, the arbitration tribunal determined the option price as of December 2020 to be $3.7 billion plus an annual escalator of 5%. As of December 31, 2023, and December 31, 2022, the option price was $4.3 billion and $4.1 billion, respectively. Fox has a ten-year period from December 2020 within which to exercise the Fox Option, should it wish to do so, and should Fox not exercise within this timeframe, the Fox Option shall lapse. Cash payment is required at the time of exercise and the Fox Option can only be exercised in full. Exercise of the Fox Option requires Fox to be licensed.

As of December 31, 2023, and December 31, 2022, the fair value of the Fox Option amounting to $400 million and $220 million, respectively, included in other non-current liabilities, was determined using an option pricing model. The significant unobservable inputs were the enterprise value of FanDuel, the discount for lack of marketability (“DLOM”), the discount for lack of control (“DLOC”), implied volatility and probability of Fox getting licensed.

The enterprise value of FanDuel was determined giving an equal weight to the value indications of the discounted cash flow analysis and the guideline public company analysis. The discount rate used in the discounted cash flow analysis was 21% and 19% for the years ended December 31, 2023, and December 31, 2022, respectively. The enterprise value (EV)-to-revenue multiple used in the guideline public company analysis was 4.8x and 3.4x for the year ended December 31, 2023, and 5.3x and 5.0x for the year ended December 31, 2022, respectively, with the ranges of revenue multiples of selected comparable companies being 1.1x–6.2x and 1.1x–5.7x for the years ended December 31, 2023, and December 31, 2022, respectively. The median and arithmetic average for the comparable companies was 2.6x–2.3x and 3.2x–2.6x for the year ended December 31, 2023, and 2.1x–2.2x and 2.6x–2.4x for the year ended December 31, 2022. In developing the fair value measurement, management placed greater weight on multiples of peer group companies that were most directly comparable to FanDuel from within the selected guideline public companies. The key value drivers considered while assigning weights to multiples of peer group companies were profitability (profit margins), future growth prospects, and size of peer group companies, among others. The result of this calibration was that a multiple between the third quartile and high end was deemed most appropriate to develop the required fair value measurement.

Additionally, management applied a combined 35% and 40% discount for lack of marketability and lack of control for the years ended December 31, 2023, and December 31, 2022 respectively. Management estimated the DLOM considering outputs from various securities-based approaches that included the Asian Protective Put, Finnerty method and Protective put (Chaffe) method. A range of DLOMs obtained using these approaches was 13.9% to 21.6%. To cross-verify the estimated DLOM, management also conducted restricted stock studies and observed average or median DLOMs in the range of c. 10.9% to c. 45.0%. Management also considered pre-initial IPO studies that indicate median DLOMs to be potentially in a range of 6.15% to 82%, with an arithmetic average of 46.96% within the population of post-2008 IPOs considered in the study. DLOC was estimated at 18.40% and 20% using implied discounts in previous observable transactions involving FanDuel’s equity ownership and data based on Mergerstat studies for the years ended December 31, 2023, and December 31, 2022 respectively. To cross-verify the estimated DLOC, Management has calculated the implied DLOC using the control premium used in goodwill impairment studies.

The combined discounts range from 29.7% to 36.0% and 32.2% to 46.5%, with management having selected 35% and 40%, which is on the lower end of the third quartile, but above the arithmetic average as most appropriate to develop the required fair value measurement for the years ended December 31, 2023, and December 31, 2022, respectively.

The volatility was 36% and 38% for the years ended December 31, 2023, and December 31, 2022, respectively, with the volatility range of the selected comparable companies being 23.3%–58.7% for December 31, 2023 and 14.7%–62.7% for December 31, 2022. In developing the fair value measurement, the probability of a market participant submitting to and obtaining a license was estimated at 75% for the years ended December 31, 2023, and December 31, 2022.

Changes in discount rates, revenue multiples, DLOM, DLOC, volatility and probability of Fox getting licensed, each in isolation, may change the fair value of certain of the Fox Option. Generally, an increase in discount rates, DLOM and DLOC or decrease in revenue multiples, volatility and probability of FOX getting licensed may result in a decrease in the fair value of the Fox Option. Due to the inherent uncertainty of determining the fair value of the Fox Option, the fair value of the Fox Option may fluctuate from period to period. Additionally, the fair value of the Fox Option may differ significantly from the value that would have been used had a readily available market existed for FanDuel Group LLC. In addition, changes in the market environment and other events that may occur over the life of the Fox Option may cause the losses ultimately realized on the Fox Option to be different than the unrealized losses reflected in the valuations currently assigned.

Redeemable non-controlling interests at fair value

The terms of symmetrical call and put options agreed between the Group and Boyd require exercise price to be calculated at fair market value without giving effect to DLOM and DLOC. FanDuel’s pre-discount enterprise value determined in the same manner as discussed earlier is considered in measuring the fair value of redeemable non-controlling interests owned by Boyd.

Contingent consideration

The contingent consideration payable is primarily determined with reference to forecast performance for the acquired businesses during the relevant time periods and the amounts to be paid in such scenarios. The fair value was estimated by assigning probabilities to the potential payout scenarios. The significant unobservable inputs are forecast performance for the acquired businesses.

The fair value of contingent consideration is primarily dependent on forecast performance for the acquired businesses in excess of a predetermined base target. An increase and decrease of 10% in the excess over the predetermined base target during the relevant time periods would increase and decrease the value of contingent consideration at December 31, 2023 by $2 million and $2 million, respectively (December 31, 2022: $1 million and $2 million).

Movements in the year in respect of Level 3 financial instruments carried at fair value

The movements in respect of the financial assets and liabilities and redeemable non-controlling interests carried at fair value are as follows:

($ in millions)	Contingent consideration	Equity securities	Fox Option Liability	Total	Redeemable non- controlling interest at fair value
Balance at December 31, 2022	$(22)	$11	$(220)	$(231)	$(781)
Total gains or losses for the period:
Included in earnings	2	(2)	(165)	(165)	—
Included in other comprehensive (loss)	—	—	(15)	(15)	—
Attribution of net loss and other comprehensive (loss):
Net loss attributable to redeemable non-controlling interest	—	—	—	—	(11)
Other comprehensive (loss) attributable to redeemable non-controlling interest	—	—	—	—	(50)
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(258)

Balance at December 31, 2023	$(20)	$9	$(400)	$(411)	$(1,100)

Change in unrealized gains or losses for the period included in earnings	$2	$(2)	$(165)	$(165)	$—

Change in unrealized gains or losses for the period included in other comprehensive (loss)	$—	$—	$(15)	$(15)	$—

($ in millions)	Contingent consideration	Equity securities	Fox Option Liability	Total	Redeemable non- controlling interest at fair value
Balance at December 31, 2021	$(51)	$7	$(330)	$(374)	$(982)
Total gains or losses for the period:
Included in earnings	6	6	83	95	—
Included in other comprehensive income	2	—	27	29	—
Attribution of net loss and other comprehensive income:
Net loss attributable to redeemable non-controlling interest	—	—	—	—	19
Other comprehensive income attributable to redeemable non-controlling interest	—	—	—	—	89
Acquisitions and settlements:
Acquisitions Settlements	21	(2)	—	19	—
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	93

Balance at December 31, 2022	$(22)	$11	$(220)	$(231)	$(781)

Change in unrealized gains or losses for the period included in earnings	$6	$6	$83	$95	$—

Change in unrealized gains or losses for the period included in other comprehensive income	$2	$—	$27	$29	$—

($ in millions)	Contingent consideration	Equity securities	Fox Option Liability	Total	Redeemable non- controlling interest at fair value
Balance at December 31, 2020	$(52)	$4	$(260)	$(308)	$(1,000)
Total gains or losses for the period:
Included in earnings	(7)	2	(71)	(76)	—
Included in other comprehensive income	3	1	1	5	—
Attribution of net loss and other comprehensive income:
Net loss attributable to redeemable non-controlling interest	—	—	—	—	35
Other comprehensive income attributable to redeemable non-controlling interest	—	—	—	—	9
Acquisitions and settlements:
Acquisitions	(25)	—	—	(25)	—
Settlements	30	—	—	30	—
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(26)

Balance at December 31, 2021	$(51)	$7	$(330)	$(374)	$(982)

Change in unrealized gains or losses for the period included in earnings	$(7)	$2	$(71)	$(75)	$—

Change in unrealized gains or losses for the period included in other comprehensive income	$3	$1	$1	$4	$—

21.	COMMITMENTS AND CONTINGENCIES

Guarantees

The Group has uncommitted working capital overdraft facilities of $21 million (December 31, 2022: $20 million) with Allied Irish Banks p.l.c. These facilities are secured by a Letter of Guarantee from Flutter Entertainment plc.

The Group has bank guarantees: (i) in favor of certain gaming regulatory authorities to guarantee the payment of player funds, player prizes, and certain taxes and fees due by a number of Group companies; and (ii) in respect of certain third-party rental and other property commitments, merchant facilities and third party letter of credit facilities. The maximum amount of the guarantees as of December 31, 2023 was $322 million (December 31, 2022: $299 million). No claims had been made against the guarantees as of December 31, 2023 (December 31, 2022: $Nil). The guarantees are secured by counter indemnities from Flutter Entertainment plc and certain of its subsidiary companies. The value of cash deposits over which the guaranteeing banks hold security was $29 million as of December 31, 2023 (December 31, 2022: $27 million).

Long-term debt under the TLA Agreement and Syndicated Facility Agreement are guaranteed by the Company and certain of its operating subsidiaries.

Other purchase obligations

The Group is a party to several non-cancelable contracts with vendors where the Group is obligated to make future minimum payments under the terms of these contracts as follows:

($ in millions)	Year Ending December 31,
2024	$763
2025	428
2026	223
2027	118
2028	47
Thereafter	441

$2,020

Legal Contingencies

The Group is involved, from time to time, in various litigation, administrative and other legal proceedings, including regulatory actions, incidental or related to its business. The Group establishes an accrued liability for legal claims and indemnification claims when the Group determines that a loss is both probable and the amount of the loss can be reasonably estimated. The estimates are based on all known facts at the time and our assessment of the ultimate outcome. As additional information becomes available, the Group reassesses the potential liability related to our pending claims and litigations, which may also revise our estimates. The amount of any loss ultimately incurred in relation to these matters may be higher or lower than the amounts accrued. Due to the unpredictable nature of litigation, there can be no assurance that our accruals will be sufficient to cover the extent of our potential exposure to losses. Any fees, expenses, fines, penalties, judgments, or settlements which might be incurred by us in connection with the various proceedings could affect our results of operations and financial condition.

Austrian and German player claims

The Group has seen a number of player claims in Austria and Germany for reimbursement of historic gaming losses. The basis of these claims is rooted in the Group having provided remote services in Austria and Germany (outside of Schleswig-Holstein) from Maltese entities on the basis of multi-jurisdictional Maltese licenses, which the Group continues to believe is compliant in accordance with EU law. However, the Austrian Courts and certain German Courts consider the Group’s services non-compliant with their respective local laws. The Group strongly disputes the basis of these claims and judgements made by Austrian and German courts in awarding the player’s claims.

As of December 31, 2023, the Group expects to settle claims amounting to €14 million ($16 million) and recognized a loss contingency included within Other current liabilities. In addition, there are further claims made against the Group amounting to €40 million ($45 million) as of December 31, 2023, the settlement of which is predicated on the merits of the case and whether the enforcement proceedings are successful in laying claim over the Group’s Maltese assets for settlement of these claims. The Group, based on advice from its legal counsel, believes such cross-border enforcement of judgements is in contravention to Maltese public policy and Regulation (EU) 1215/2012 and has not accrued any liability for these claims.

The Group has filed countersuits before the Maltese Civil Court for setting aside these claims. The defendants have also filed garnishee orders with the Maltese Civil Court to attach the Group’s Maltese assets, some of which have already been declined by the Maltese Civil Court. Should the Maltese Courts decide in favor of the Group, there would be grounds for dismissal of all pending player claims instituted against the Group. While the Group believes that it has strong arguments, at this time, the Group is unable to reasonably estimate the likelihood of the outcome due to the complexities and uncertainty around the judicial process.

Tax dispute in relation to operations in Italy

In December 2022, the Italian Tax Police initiated an investigation of the operations conducted by PokerStars business in Italy (hereinafter referred to as ‘PS Italy’), alleging that PS Italy’s server infrastructure located in Italy amounts to an Italian permanent establishment for corporate tax purposes.

PS Italy’s submissions to the Italian Tax Police note that the server and network equipment was in third party locations not at the disposal of PS Italy and performed mere auxiliary automated activities primarily put in place to provide Italian regulators with an interface for reporting of PS Italy’s revenues. Further, PS Italy did not employ or have staff locally.

A similar audit of this infrastructure in previous years, at a time when the Group had local employees, resulted in an immaterial Transfer Pricing adjustment being agreed with the Italian Tax Authorities since the Italian Supreme Court ruled that the Group did not have Italian permanent establishment.

The Group is fully co-operating with the Italian Tax Authorities competent for the issuance of a formal tax assessment (which has not yet been notified). Considering that the assessment by the Italian Tax Authorities is at an early stage and ongoing and based on currently available information at the time of issue of the consolidated financial statements, the Group is unable to make a reasonable estimate of loss or range of losses, if any, arising from the investigation by the Italian Tax Police.

Cybersecurity Incident

The Group received notice in August 2023 that certain customer and employee data was involved in the global incident involving the MOVEit file transfer software, which began when the third-party provider administering the software announced that it had identified a previously unknown vulnerability in MOVEit. The Group had previously used MOVEit to share data and manage file transfers similar to many companies globally. Once the Group was informed of the incident, the Group promptly undertook responsive measures, including restricting access to the affected application, launching an internal investigation in partnership with outside independent cybersecurity forensic and notifying the relevant regulators and law enforcement agencies, as well as our employees and customers, impacted by the incident. Based on this investigation and information currently known at this time, the Group cannot determine or predict the ultimate outcome of this matter or any related claims or reasonably provide an estimate or range of the possible outcome or loss, if any, though the Group does not expect that this incident will have a material impact on our operations or financial results. However, the Group has incurred and may continue to incur, expenses related to existing or future claims arising from this incident.

Goods and Services Tax rate applicable to operations in India

With effect from October 1, 2023, the Indian Parliament confirmed an increase in the goods and services tax (“GST”) rate from 18% to 28% and determined the tax base should be player deposits.

India’s Goods and Services Tax Council (the “GST Tax Authorities”) is currently investigating the historical characterization of services for taxation and therefore the GST rate applicable to products such as rummy, fantasy games and poker offered by online gaming businesses. Industry precedent for products characterized as ‘games of skill’ has been to subject them to a tax of 18% on commission charged from players, whereas the GST Tax Authorities are asserting that the products should be characterized as ‘games of chance’ and are subject to a higher tax of 28% on the amount staked by players.

The GST Tax Authorities have issued tax demand notices to several online gaming businesses. The Group operations in India (Junglee and Sachiko) have received requests from the GST Authorities for information, but have not received a tax demand notice. The lead case, the Directorate General of GST Intelligence versus Gameskraft Technologies Private Limited, for the pursual of underpaid GST of $2.6 billion, was ruled in favor of Gameskraft, the taxpayer, at the Karnataka High Court in May 2023, who found the taxes had been paid in accordance with the law, but the case is now being appealed at the Indian Supreme Court. On January 8, 2024, the Indian Supreme Court also issued a notice to the Directorate General of GST Intelligence in response to petitions filed by the E-Gaming Federation, Games24x7 and Head Digital Works challenging the government’s decision to retrospectively impose 28% GST on amounts staked by players and directed the government and the GST department to file their response. The case remains unresolved at the time of issue of the consolidated financial statements.

Since these matters are still developing, the Group is unable to predict the outcome. As of the date of issue of the consolidated financial statements the Group is still assessing the quantum on any potential claim by the GST Tax Authorities and is unable to make a reasonable estimate of any reasonably possible loss or range of losses, if any, were the Group to receive a tax demand notice and there was an adverse final decision in the case pending before the Indian Supreme Court.

22.	RELATED PARTY TRANSACTIONS

Effective June 1, 2020, the Group entered into a consultancy agreement with Richard Flint, a non-executive director, pursuant to which Mr. Flint received £250,000 per annum for providing consultancy services to us. This consultancy agreement was terminated on May 31, 2022. For the year ended December 31, 2022, Mr. Flint received £104,167 ($136,775) (year ended December 31, 2021: £250,000 ($349,929)).

23.	SUBSEQUENT EVENTS

Acquisition of MaxBet

In January 2024, the Group made the acquisition of a 51% stake in MaxBet with a purchase consideration of €141 million ($180 million). The acquisition agreement includes an option to acquire the further 49% stake in 2029. The acquisition accounting has not been completed as of March 25, 2024 and therefore no further disclosures have been included within the financial statements for the year ended December 31, 2023.

Term Loan Refinancing

On March 14, 2024, the Group entered into the First Incremental Assumption Agreement (the “Assumption Agreement”) to the TLA/TLB/RCF Agreement dated as of November 24, 2023 (as amended, the “Credit Agreement”).

After giving effect to the Assumption Agreement, the aggregate principal amount of Term B loans outstanding under the Credit Agreement will increase by $514 million (the “First Incremental Term B Loans”), which shall be fungible with the existing Term B loans outstanding under the Credit Agreement. The First Incremental Term B Loans will refinance a corresponding amount of Term B loans originally due to mature July 22, 2028 incurred by the Group pursuant to the Term Loan B Agreement.

Segmental Reporting Change

From January 1, 2024, PokerStars (U.S.) will be included in the International division for reporting purposes to align with how the business is currently managed.

In addition, from January 1, 2024, Adjusted EBITDA (when presented on both a segment and consolidated basis) will exclude the cost of share-based compensation expenses as they could vary widely among companies due to different plans in place resulting in companies using share-based compensation awards differently, both in type and quantity of awards granted.

*****

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2023.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Reported Material Weakness

As disclosed in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K, we previously identified a material weakness in our internal control over financial reporting related to: (i) maintaining sufficient evidence of an effective control environment to enable the identification and mitigation of risks of financial reporting errors; (ii) designing and implementing an effective risk assessment to identify and communicate appropriate objectives in relation to financial reporting error and fraud; (iii) designing and implementing effective control activities, including management review controls, in relation to certain complex accounting, valuation and other areas; (iv) designing and implementing effective general IT controls related to user access management and change management of a number of systems; (v) designing and implementing controls to address requirements relating to the completeness and accuracy of reports used in the operation of controls; (vi) maintaining sufficient documentation to evidence the processes and controls in place to ensure the adequate review over financial reporting as well as the identification and evaluation of the severity of internal control deficiencies, including material weaknesses; and (vii) the adequacy of monitoring procedures to ascertain whether the components of our financial reporting control framework were present and functioning.

A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.

Remediation Plans

In order to remediate the identified deficiencies, management has developed a comprehensive remediation plan which principally includes: (i) deploying additional resources with GAAP and SEC reporting experience to implement or operate the newly designed controls and providing additional training, (ii) deploying revised risk assessment processes for the scoping of key controls designed to prevent and detect material misstatements, (iii) enhancing and expanding across the organization the implementation of the general IT processes and controls, (iv) improving the evidencing of the operation of controls, (v) developing controls over the completeness and accuracy of reports used in the operation of controls, (vi) formalizing the processes around management review controls and controls related to complex accounting areas and (vii) enhancing the monitoring of the system of internal control to timely identify and communicate internal control deficiencies to those parties responsible for taking corrective action.

While implementation of the remediation plan remains ongoing, to date we have: (i) engaged external consultants with extensive expertise in internal controls, accounting and SEC matters to assist management in enhancing its overall internal control framework; (ii) upgraded our risk assessment; (iii) performed a control gap analysis and are in the process of designing enhanced business and IT processes and controls to the standards required by the Sarbanes-Oxley Act; (iv) enhanced the IT processes and controls in relation to the user access management; (v) provided additional trainings to all relevant personnel focusing on the documentation and evidencing of operation of controls; and (vi) enhanced our internal control monitoring plans. All other actions required to complete the implementation of our remediation plan remain to be completed at this time.

While we are working to remediate the identified deficiencies as timely and efficiently as possible, at this time we cannot provide an estimate of the time it will take to complete this remediation plan. The remaining remediation work involves (i) ensuring full segregation of duties, (ii) training of finance and technology colleagues to ensure they fully understand their responsibilities regarding the performance and evidencing of key controls over financial reporting and the escalation of any issues or deficiencies in a timely manner, (iii) the re-designing of key controls and (iv) implementing processes to ensure our reporting is fully compliant with GAAP and SEC reporting requirements. It will also be necessary to further upgrade our processes over user access and change management for key systems that support financial reporting and to employ additional resources to ensure that the re-designed control environment can operate effectively and in a sustainable way. The implementation of our remediation measures will require validation and testing of the design and operating effectiveness of internal controls over a sustained period. In addition, we cannot ensure that the measures taken by us to date, and actions that we may take in the future, will be sufficient to remediate these deficiencies or that they will prevent or avoid potential future deficiencies.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC.

Item 9B.	Other Information

During the three months ended December 31, 2023, neither the Company or any of its directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

The following table sets forth certain information regarding the members of the Company’s Board of Directors (the “Board”) as of the date of this Annual Report.

Name	Age	Position
John Bryant	58	Chair
Peter Jackson	48	Chief Executive Officer and Executive Director
Paul Edgecliffe-Johnson	52	Chief Financial Officer and Executive Director
Holly Keller Koeppel	65	Senior Independent Director
Nancy Cruickshank	53	Non-Executive Director
Nancy Dubuc	55	Non-Executive Director
Richard Flint	52	Non-Executive Director
Alfred F. Hurley, Jr.	69	Non-Executive Director
David Lazzarato	68	Non-Executive Director
Carolan Lennon	57	Non-Executive Director
Atif Rafiq	50	Non-Executive Director

Biographical information for each member of the Board is set forth below.

John Bryant, Chair. John Bryant was appointed as an independent non-executive director of Flutter in April 2023 and as the chair of our board of directors in September 2023. Mr. Bryant has extensive experience leading a global consumer goods company, as well as significant expertise in financial, strategic and operational leadership. Mr. Bryant joined Kellogg Company in 1998 and served as chief executive officer from January 2011 to September 2017, having previously held a variety of roles, including chief financial officer; president, North America; president international; and chief operating officer. Mr. Bryant joined the board of Kellogg Company in July 2010 and served as chair of the board from July 2014 to March 2018. He also served as a trustee of the W. K. Kellogg Foundation Trust from 2015 to 2018 and was also a non-executive director of Macys Inc. from January 2015 until May 2023. He also currently serves as a non-executive director at Compass Group Plc, Ball Corporation and Coca-Cola Europacific Partners. Mr. Bryant holds a bachelor’s degree in business and commerce from Australian National University and earned a master’s degree in business administration from the Wharton School at the University of Pennsylvania and a graduate certificate in cybersecurity from Harvard Extension School. Mr. Bryant is resident in and a citizen of the United States.

Peter Jackson, Chief Executive Officer and Executive Director. Peter Jackson was appointed as the chief executive officer of Flutter in January 2018. Mr. Jackson has extensive experience in leading consumer businesses with international reach within a highly regulated industry, as well as technology and digital consumer sector expertise. He joined as a non-executive director of Betfair Group plc in April 2013, and, following the merger of Betfair Group plc with the Group, became a non-executive director of the Group in February 2016. Previously, Mr. Jackson was the chief executive officer of Worldpay UK, an operating division of Worldpay Group plc. He was formerly the chief executive officer of Travelex Group. He then joined Banco Santander as head of global innovation and as a director of Santander UK Group Holdings plc. Mr. Jackson’s previous experience includes senior positions at Lloyds and Halifax Bank of Scotland, as well as time at McKinsey & Company. Mr. Jackson is also currently a non-executive director of Deliveroo plc. Mr. Jackson holds a master’s degree in engineering from Cambridge University.

Paul Edgecliffe-Johnson, Chief Financial Officer and Executive Director. Paul Edgecliffe-Johnson was appointed as the chief financial officer and as an executive director of Flutter in March 2023. Mr. Edgecliffe-Johnson has extensive financial and operational experience in listed companies and strong knowledge of equity and debt fundraisings, operations and strategic planning. Prior to joining Flutter, Mr. Edgecliffe-Johnson was group chief financial officer from January 2014 and chief financial officer & group head of strategy for Intercontinental Hotels Group plc (“IHG”) from April 2019 to March 2023, having previously held several senior-level finance positions since joining IHG in 2004. He also acted as chief financial officer and interim chief executive officer of IHG’s Europe, Middle East and Africa division. Before that, he was a senior manager for private equity tax structuring at PricewaterhouseCoopers and previously worked in corporate finance at HSBC Investment Bank, where he advised a wide range of multinational companies on equity and debt fundraisings, mergers and acquisitions and joint ventures. Mr. Edgecliffe-Johnson was a non-executive director of Schroeder plc from July 2022 to August 2023 and a non-executive director of Thomas Cook Group plc from July 2017 to January 2020. He is a qualified Chartered Accountant and is a member of the Association of Corporate Treasurers. He has a law degree from the University of Southampton.

Holly Keller Koeppel, Senior Independent Director. Holly Keller Koeppel was appointed as an independent non-executive director of Flutter in May 2021. Ms. Koeppel has broad international experience in consumer goods, commodities and energy, as well as extensive experience with operational and financial leadership responsibilities in infrastructure and energy. Up until April 2018, Ms. Koeppel was a senior adviser to Corsair Capital LLC, where she had previously served as managing partner and co-head of infrastructure from 2015 until her retirement in 2017. From 2010 to 2015, Ms. Koeppel was partner and global co-head of Citi Infrastructure Investors, a division of Citigroup. Ms. Koeppel served as executive vice president and chief financial officer for American Electric Power Corporation from 2006 to 2009. Prior to 2000, Ms. Koeppel held a series of senior operational executive leadership positions in American Electric Power Company, Inc. and Consolidated Natural Gas Company. Until May 2021, Ms. Koeppel served as Non-Executive Director of Vesuvius plc. She currently serves as a non-executive director of British American Tobacco plc, AES Corporation and Arch Resources, Inc. She holds both a bachelor of science degree in business administration and an MBA from Ohio State University. Ms. Koeppel is resident in and a citizen of the United States.

Nancy Cruickshank, Non-Executive Director. Nancy Cruickshank was appointed as an independent non-executive director of Flutter in May 2019. Ms. Cruickshank has extensive digital and entrepreneurial expertise, as well as a wealth of non-executive director experience. She is a serial entrepreneur and digital leader, and presently works as an operating partner at Exponent PE as part of a plural non-executive portfolio. Her last start-up, My Showcase, was named by the Sunday Times as one of the 15 fastest-growing start-ups in the United Kingdom in 2016, and was acquired by Miroma Group in February 2018. Ms. Cruickshank previously worked in the digital industry for over 25 years, including launching Condé Nast online in 1996, overseeing Telegraph Media Group’s Digital business and developing the fashion and beauty market leader Handbag.com between 2001 and 2006, leading to a successful sale to Hearst Corporation in 2006. She is currently also a chair of the board of directors of Go City and a non-executive director at Oodle Car Finance and Allegro.EU SA. Ms. Cruickshank holds a bachelor’s degree in history from Leeds University.

Nancy Dubuc, Non-Executive Director. Nancy Dubuc was appointed as an independent non-executive director of Flutter in April 2021. Ms. Dubuc has extensive experience in the media, digital and publishing industries, as well as a significant number of years of experience in senior leadership. From January 2018 until February 2023, Ms. Dubuc held the position of chief executive officer of VICE Media Group, where she was responsible for the definition, strategic growth and performance of the organization’s five distinct global lines of business – VICE TV, VICE News, Digital Publishing, Global Studios and Virtue, the company’s global creative agency. In 2019, she led the acquisition and integration of Refinery29 and expanded VICE News globally. Ms. Dubuc joined VICE after having been one of its board members. VICE Media Group filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in May 2023. Prior to VICE, Ms. Dubuc was president & chief executive officer of A+E Networks, where she launched A+E Studios and A&E Indie Films and led their global expansion and digital migration. She is also a non-executive director and chair of the audit committee of Warner Music Group Corp. Ms. Dubuc holds a bachelor of science degree in communications from Boston University. Ms. Dubuc is resident in and a citizen of the United States.

Richard Flint, Non-Executive Director. Richard Flint joined the Group as executive chair of Sky Betting & Gaming in 2018 and became a non-executive director of Flutter in May 2020. Mr. Flint has significant senior management and operational experience across the global gambling industry, as well as extensive non-executive board-level experience. Prior to serving as executive chair, he held the position of chief executive officer of Sky Betting & Gaming for 10 years. Before that, Mr. Flint held positions as channel director at FT.com and product director of the original flutter.com, which merged with Betfair in 2001. Mr. Flint worked as a consultant at McKinsey & Company from 1997 to 1999. He also serves as chairman of the board of directors of SeatUnique and as a non-executive director of LBG Media plc. He has a degree in engineering, economics and management from Keble College, University of Oxford, and a master’s degree in public policy from the Kennedy School of Government, Harvard University. Mr. Flint has decided not to seek re-election to the Board at our 2024 annual general meeting and will, therefore, step down from the Board at the conclusion of that meeting.

Alfred F. Hurley, Jr., Non-Executive Director. Alfred F. Hurley, Jr. joined the Group as the lead director of TSG and chairman of TSG’s compensation committee and, following TSG’s merger with the Group, became an independent non-executive director of Flutter in May 2020. Mr. Hurley has extensive board experience in both the private and public sector, as well as strong financial services, corporate governance and risk management experience. Prior to joining the Group, he was vice chair and chief risk officer of Emigrant Bank and Emigrant Bancorp and, before that, was the chief executive officer of M. Safra & Co., a private money management firm. Mr. Hurley spent most of his career at Merrill Lynch, where he was an investment banker and held various management positions, including senior vice president of Merrill Lynch & Co. He is currently the chair of the nomination and governance committee and compensation committee of New Mountain Finance Corporation, as well as a director for NMF SLF I, Inc., New Mountain Guardian III BDC, L.L.C., New Mountain Guardian IV BDC, L.L.C. and New Mountain Guardian IV Income Fund, L.L.C. In addition, Mr. Hurley is a director of Ligado Networks and the chairman of TSI Holdings, Inc. (holding company for TransWorldSystems, Inc.). He also serves on Ligado’s audit committee and on TSI Holdings’ compensation and audit committees. Previously, he served as a director of Datasite from 2013 to 2020, where he was the chair of the compensation and human resources committee and a member of the audit committee, and as Chairman, audit committee member and chairman of the compensation committee of Purified Ingredients, Inc. from 2019 to 2020. Mr. Hurley graduated from Princeton University with a bachelor of arts degree in history, cum laude. Mr. Hurley is resident in and a citizen of the United States.

David Lazzarato, Non-Executive Director. David Lazzarato joined as the chairman of the audit committee and a member of the corporate governance and nominating committee of TSG in June 2016, and following TSG’s merger with the Group, became an independent non-executive director in May 2020. He has significant public and private sector board experience and extensive experience in senior leadership, financial and operational roles. Prior to this, he chaired the audit committees of Yellow Pages Limited and LED Roadway Lighting. He also previously served as senior vice president of finance at Bell Canada, chief executive officer of Craig Wireless Systems, executive vice president and chief financial officer of Alliance Atlantis Communications Inc., executive vice president and chief financial officer of Allstream Inc. (formerly, AT&T Canada Inc.) and chief corporate officer of MTS Allstream Inc. He is currently a member of the board of directors and chair of the audit committee at Canopy Growth Corporation and a member of the board of directors at Thunderbird Entertainment Group Inc. Mr. Lazzarato holds a bachelor of commerce degree, is a Chartered Accountant, and received his ICD.D certification from the Institute of Corporate Directors. Mr. Lazzarato has decided not to seek re-election to the Board at our 2024 annual general meeting and will, therefore, step down from the Board at the conclusion of that meeting.

Carolan Lennon, Non-Executive Director. Carolan Lennon was appointed as an independent non-executive director of Flutter in July 2022. Ms. Lennon has significant experience in regulated consumer-facing digital businesses, as well as significant senior management, operational and sustainability experience. Ms. Lennon is currently the country lead for Salesforce Ireland and, prior to that, was the chief executive officer of eir Limited, a major Irish telecoms company, from 2018 to 2022. Before that position, she held a variety of executive roles at eir Limited, including managing director of Open eir and acting managing director consumer and chief commercial officer. Prior to joining eir, she held a number of senior roles in Vodafone Ireland, including consumer director and marketing director.

Ms. Lennon is a former senior independent director of AIB Group plc. She holds a bachelor of science degree in information technology from University College Dublin and an MBA from Trinity College Dublin.

Atif Rafiq, Non-Executive Director. Atif Rafiq was appointed as an independent non-executive director of Flutter in December 2021. Mr. Rafiq has significant experience in digital e-commerce, marketplaces and direct to consumer businesses, as well as extensive global business and operations experience for well-known public companies. Mr. Rafiq most recently worked for MGM Resorts International as president of commercial & growth, and he has vast experience in innovation across e-commerce, marketplaces, digital media, digitization of traditional business, direct to consumer business models and autonomous vehicles. From 2017 to 2019, Mr. Rafiq worked as chief digital and global chief information officer for Volvo Cars and prior to that served as global chief digital officer and corporate senior vice president of McDonald’s from 2013 to 2017. Mr. Rafiq has also worked for Amazon, Yahoo! and AOL, and he formerly served as a director of BetMGM and CXAI (f/k/a KINS Technology). He currently serves as a member of the board of directors at Clearcover Insurance, a private insurtech company, and at Mister Car Wash, Inc. Mr. Rafiq holds a bachelor’s degree in mathematics-economics from Wesleyan University and an MBA from the University of Chicago. Mr. Rafiq is resident in and a citizen of the United States.

Executive Officers

Our executive committee, which is comprised of our executive officers, is responsible for the day-to-day management of our business and operations. The following table sets forth certain information regarding the members of our executive committee as of the date of this Annual Report:

Name	Age	Position
Peter Jackson	48	Group Chief Executive Officer – Flutter
Paul Edgecliffe-Johnson	52	Group Chief Financial Officer – Flutter
Phil Bishop	56	Group Chief Operating Officer – Flutter
Jonathan Hill	55	Group Chief Operating Officer – Flutter
Conor Lynch	58	Group Chief Information Officer – Flutter
Pádraig Ó Ríordáin	58	Chief Legal Officer – Flutter
Lisa Sewell	50	Chief People Officer – Flutter
Ian Brown	49	Chief Executive Officer – United Kingdom & Ireland
Barni Evans	50	Chief Executive Officer – Australia
Amy Howe	52	Chief Executive Officer – United States
Daniel Taylor	44	Chief Executive Officer – International

For the biographical information about Peter Jackson and Paul Edgecliffe-Johnson, see “—Board of Directors” above. The biographies of the other members of the senior management team are set out below.

Phil Bishop, Group Chief Operating Officer – Flutter. Phil Bishop was appointed as chief operating officer, effective March 1, 2024. He was previously the chief people officer of Flutter from July 2022 and led the development of our global people strategy and plan as we moved towards our mission of becoming the natural home for the world’s best talent. This followed a successful period as interim head of global HR, a role he held from February 2022 to June 2022. Mr. Bishop started his career at BMW Group, where he held various engineering and then HR roles across a 14-year period. From 2000 to 2016, he held senior management HR roles in the Banking and Telecommunications sectors and, at times, also held additional broader business responsibilities. At HBOS plc he was responsible for HR for the Retail Banking and Insurance Divisions; at Energis plc, he was responsible for the Property Function, the Irish subsidiary and for group-wide HR; at Barclays, he was responsible for HR for Barclaycard and subsequently HR for the Global Retail and Commercial Banking Division, and led the Barclaycard merchant acquiring business; and at Lloyds Banking Group, he was responsible for Organisation Effectiveness. He founded the Ilkley Group, a consulting business focused on strategic workforce planning, cost management and human resources, where he worked from January 2017 to

October 2020. He was then retired until joining Flutter in February 2022. Mr. Bishop holds a master’s degree in engineering from the University of Cambridge.

Jonathan Hill, Group Chief Operating Officer – Flutter. Jonathan Hill joined Flutter in October 2018 as chief financial officer and was appointed as chief operating officer in March 2023. He previously served as an executive director of Flutter from October 2018 to March 2023. Prior to joining Flutter, Mr. Hill was the group chief financial officer at Saga plc. Prior to that, Mr. Hill held various senior roles within TUI Travel plc and Centrica plc and was the group finance director of Bovis Homes Group plc. Mr. Hill is a qualified Chartered Accountant and spent his early career at PricewaterhouseCoopers. Mr. Hill holds a degree in industrial economics from the University of Nottingham. Mr. Hill will retire as Group Chief Operating Officer effective March 31, 2024.

Conor Lynch, Group Chief Information Officer – Flutter. Conor Lynch is the chief information officer of Flutter, a role he has held since March 2023, following his successful tenure as Flutter’s group director of strategic platforms from March 2019 to March 2023, where he was instrumental in developing and improving Flutter’s global technology strategy. Prior to this role in the Flutter Group, Mr. Lynch worked for Paddy Power Betfair from June 2009 to February 2019, where he held several senior roles across the organization in technology and product. Before his move to Paddy Power in 2009, Mr. Lynch had a successful career in the digital technology space, holding roles in both large multi-nationals and technology start-ups operating in the finance, automotive, airline and construction industries. He is currently a member of the board of directors of GiftsDirect.com and is a member of the Dublin Innovation Advisory Council. He has also served as external examiner for the computer science department of Technology University Dublin. Mr. Lynch has a degree in electronic engineering from University College Dublin.

Pádraig Ó Ríordáin, Chief Legal Officer – Flutter. Pádraig Ó Ríordáin is the chief legal officer of Flutter, where he is responsible for leading the global strategic direction of the Group in the areas of legal, risk, regulatory and compliance, as well as contributing to the Group’s legal and commercial strategy, at the core of which is the Group’s sustainability strategy, the Positive Impact Plan. Mr. Ó Ríordáin has been involved with the Group since 2000, when he acted as the lead external legal advisor to Paddy Power on its IPO. In 2008, Mr. Ó Ríordáin joined the Paddy Power plc board as a non-executive director. On leaving the Paddy Power Betfair board in 2018, Mr. Ó Ríordáin became chairman of the National Lottery of Ireland, before taking up his current executive role in Flutter in May 2020. Before joining the Group, Mr. Ó Ríordáin spent 27 years at the Irish law firm Arthur Cox LLP, where he became the firm’s youngest-ever managing partner. He was chair of Dublin Airport Authority from 2012 to 2018. Mr. Ó Ríordáin holds law degrees from Harvard Law School and University College Cork.

Lisa Sewell, Chief People Officer – Flutter. Lisa Sewell joined Flutter in July 2022 as the chief people & operations officer of our UKI division and became Group chief people officer effective March 1, 2024. Prior to joining Flutter, Ms. Sewell was the Managing Director for the UK, Ireland and Middle East region at Dentons law firm from June 2018 to July 2022, where she was responsible for the delivery of the region’s strategy and day-to-day running of the business. Before that, she held various roles with the Royal Bank of Scotland over a period of 10 years, including Director of Shared Operations, Head of Bankwide Simplification, Chief Operating Officer of its Capital Resolution business, and Chief of Staff of its Non-Core Division. She previously ran her own consulting business and held positions at Lehman Mortgage Capital and Cable & Wireless. Ms. Sewell holds a bachelor’s degree in International Business & French from the University of the West of England.

Ian Brown, Chief Executive Officer – United Kingdom & Ireland. Ian Brown is the chief executive officer of our UKI division, which includes Sky Betting & Gaming, Paddy Power, Betfair and tombola, a position he has held since September 2022. Mr. Brown has broad business-to-consumer leadership experience in sectors including travel, leisure, retail and financial services. He has been responsible for successful transformations in a number of businesses, including the global brands Booking.com and Rentalcars.com. From January 2015 to July 2019, Mr. Brown served as chief executive officer of Rentalcars.com, where he led the merger of that business into Booking.com to create the Trips business unit, which he subsequently also led as CEO. After that, Mr. Brown served as chief executive officer of UKFast from June 2020 to November 2021. He has deep experience building scalable eCommerce tech platforms and organizations, enabling product innovation at pace, and leading industries to deliver better, safer customer outcomes. Mr. Brown holds a master’s degree in Engineering, Economics & Management from the University of Oxford.

Barni Evans, Chief Executive Officer – Australia. Barni Evans is the chief executive officer of our Australia division, a role he has held since March 2018, where he is responsible for ensuring Sportsbet brings excitement to life for our customers and driving the culture and strategies that help deliver the best product, value and marketing. Mr. Evans has played a pivotal role in the success story of Sportsbet, having joined Paddy Power as a marketing director in 2001, where he ran marketing and commercial activity for retail, telephone and digital divisions in UK and Ireland and worked on the expansion of the business into other jurisdictions. He then moved to Sportsbet in 2011, serving in several marketing and commercial functions and led Product, Risk & Trading, Safer Gambling, VIP, Industry relations functions before becoming chief executive officer in 2018. Mr. Evans holds a bachelor of science degree in social science from Kingston University in London.

Amy Howe, Chief Executive Officer – United States. Amy Howe has served as the chief executive officer of our United States division since July 2021, where she leads the FanDuel business in North America. Prior to her appointment as chief executive officer, Ms. Howe was president of FanDuel from February 2021 to July 2021 and had responsibility for leading the company’s core commercial functions across its sportsbook, casino, racing and daily fantasy businesses. Before that, she was at Live Nation Ticketmaster from 2015 to 2021, where her most recent role was President and Chief Operating Officer for Ticketmaster and, prior to that, a partner at McKinsey & Company. Ms. Howe holds a bachelor of science degree from Cornell University and earned a master’s degree in business administration from the Wharton School at the University of Pennsylvania.

Daniel Taylor, Chief Executive Officer – International. Dan Taylor is the chief executive officer of our International division, a role he has held since July 2020, and is responsible for all our international brands, including PokerStars, Sisal, Betfair (non-UK), Junglee Games, Adjarabet and MaxBet. Prior to this, Mr. Taylor was the chief executive officer of Paddy Power Betfair from January 2018 to July 2020, with similar responsibilities for Betfair, Adjarabet and Paddy Power online and retail businesses across all global markets. Prior to that, he was Managing Director, UKI and Managing Director, Retail from 2015 to 2018, where he oversaw online and retail businesses for Paddy Power and Betfair. Before joining the Group in 2015, Mr. Taylor was the managing director of Teletext Holidays, Director of Strategy and Commercial Development at DMG Media and Associate Partner at OC&C Strategy Consultants. He also currently serves as a non-executive director at Dunelm Group plc. Mr. Taylor holds a degree in economics from Cambridge University.

Code of Ethics

We maintain a Code of Ethics that is applicable to all of our directors, officers, and employees, including our Chief Executive Officer, Chief Financial and Accounting Officer and other senior financial officers. The Code of Ethics sets forth our policies and expectations on a number of topics, including conflicts of interest, compliance with applicable laws and regulations, protection of our data and assets and confidentiality and fair dealing. This Code of Ethics also satisfies the requirements for a code of ethics, as defined by Item 406 of Regulation S-K promulgated by the SEC. The Company will disclose within four business days any substantive changes in or waivers of the Code of Ethics granted to our principal executive officer, principal financial and accounting officer or persons performing similar functions, by posting such information on our website as set forth above rather than by filing a Form 8-K.

The Code of Ethics may be found on our website at www.flutter.com under About Us: Corporate Governance: Policies and Documents: Code of Ethics.

Board of Directors and Key Committees

We are governed in accordance with our Articles of Association, the applicable laws of Ireland and the applicable rules and regulations of the relevant regulatory bodies to which we are subject. The Board is a single-tier board collectively responsible for leading the strategic direction of the business to promote long-term sustainable success, generating value for shareholders and contributing to wider society. The Board is also responsible for the stewardship of the Group, establishing the Group’s purpose, values and strategy and satisfying itself that these are aligned to the culture of the organization.

Certain strategic decisions and authorities are reserved as matters for the Board, with other matters, responsibilities and authorities delegated to its Committees. The Board has a formal schedule of matters reserved for its approval and reviewed annually. These include decisions on the Group’s strategy, key executive appointments, capital structure, financing, major acquisitions or disposals, the risk appetite, capital expenditure above the delegated authority limits and key executive appointments. We apply the UK Code, which sets out principles of good governance and a code of best practice.

Audit Committee

The Audit Committee assists the Board in its oversight responsibilities by monitoring the integrity of the financial statements of the Group and other financial information before publication, and reviewing significant financial reporting judgements contained in them. In addition, the Audit Committee also reviews: (i) the system of internal financial and operational controls on a continuing basis (the Risk and Sustainability Committee reviews the internal control and risk management systems); (ii) the accounting and financial reporting processes, along with the roles and effectiveness of both the Group internal audit function and the external auditor; and (iii) the Company’s compliance with legal and regulatory requirements in conjunction with the Risk and Sustainability Committee. The current members of the Audit Committee are Mmes. Koeppel (Chair), Lennon, Dubuc and Messr. Lazzarato. It is anticipated that, following the 2024 annual general meeting, Ms. Cruickshank will replace Mr. Lazzarato as a member of the Audit Committee. The Board has determined that Holly Keller Koeppel qualifies as an audit committee financial expert as defined by applicable SEC regulations.

Compensation and Human Resources Committee

The Compensation and Human Resources Committee reviews and recommends to the Board the framework and policy for the remuneration of the Board Chair, the Executive Directors and our executive committee, and ensures our remuneration arrangements are designed to support the strategy and promote long-term sustainable success by appropriately incentivizing the relevant performance. In addition, the Compensation and Human Resources Committee assists the Board in fulfilling its oversight of workforce engagement as set out in the UK Code and ensuring the views and concerns of the workforce are taken into account during Board decision making. The current members of the Compensation and Human Resources Committee are Messrs. Hurley, Jr. (Chair), Bryant and Rafiq and Ms. Cruickshank. It is anticipated that, following the 2024 annual general meeting, Ms. Cruickshank will step down as a member of the Compensation and Human Resources Committee and will be replaced by Ms. Dubuc.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation and Human Resources Committee is or has been an executive officer of the Company, nor do they have any relationships requiring disclosure by the Company under Item 404 of Regulation S-K. None of our executive officers currently serves, or has served during the last completed fiscal year as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our Board of Directors or Compensation and Human Resources Committee.

Nominating and Governance Committee

The Nominating and Governance Committee looks at the structure, size and composition of the Board and its Committees, advising on orderly succession planning and new recruits and making recommendations so that the Board retains the right mix of skills, experience, knowledge and diversity of background, to achieve Flutter’s strategic vision and act in the interest of shareholders and other stakeholders. Further the Committee also oversees succession planning for senior executives and Flutter’s corporate governance arrangements. The current members of the Nominating and Governance Committee are Messrs. Bryant (Chair) and Hurley, Jr. and Mmes. Dubuc, Koeppel and Lennon. It is anticipated that, following the 2024 annual general meeting, Ms. Dubuc will step down from the Nominating and Corporate Governance Committee.

Shareholders may recommend a director for nomination in accordance with section 93 in our Articles of Association.

Risk and Sustainability Committee

The Risk and Sustainability Committee advises the Board on the Group’s overall risk appetite, tolerance and strategy, including advising on principle and emerging risks. In addition, the Risk and Sustainability Committee oversees and monitors: (i) the material risks and opportunities facing the Group and the processes in place to manage them and (ii) the development, implementation and execution of the Group’s ESG strategy (the Positive Impact Plan) and objectives, as well as the measurement of ESG goals and metrics, including with respect to safer gambling and climate risk. The current members of the Risk and Sustainability Committee are Messrs. Lazzarato (Chair), Flint and Rafiq, and Mmes. Cruickshank and Koeppel. It is anticipated that, following the 2024 annual general meeting, Ms. Cruickshank will replace Mr. Lazzarato as Chair of the Risk and Sustainability Committee and Ms. Dubuc will replace Mr. Flint as a member of the Risk and Sustainability Committee.

Director Independence

Each of our Non-Executive Directors, except for Richard Flint, is deemed an “independent” director under applicable NYSE and SEC regulations, and each independent director satisfies the applicable NYSE and SEC regulations for “independence” with respect to the committees of Board on which such director serves. Mr. Flint had in place a consultancy agreement for the provision of consultancy services which ended on May 31, 2022. The fee for these consultancy services was £250,000 per annum.

Corporate Governance

As a foreign private issuer listed on the NYSE, we are permitted to follow certain home country corporate governance practices in lieu of the provisions of the NYSE. We follow corporate governance standards which are substantially similar to those followed by U.S. domestic companies under NYSE listing standards, except that historically we have complied with the listing rules applicable to U.K. companies with a premium listing on the London Stock Exchange (“LSE Listing Rules”) in lieu of NYSE shareholder approval requirements for the adoption or material amendment of equity compensation plans. Under the LSE listing rules, shareholder approval is only required for the adoption of the following two types of equity compensation plans: (i) an equity compensation plan under which employees or former employees are eligible to participate and permits the issue of new shares or transfer of treasury shares; or (ii) a long-term equity compensation plan in which a director is eligible to participate, whether or not it involves new issue or treasury shares, but excluding, for the purposes of (ii), long-term equity compensation plans in which (a) all, or substantially all, of the company’s employees are eligible to participate on similar terms or (b) a single director is the only participant and the arrangement is established specifically to recruit or retain the relevant individual. Following the date that we cease to be a foreign private issuer (the “Transition Date”), we intend to fully comply with the NYSE shareholder approval requirements for the adoption or material amendment of equity compensation plans, except to the extent permitted by Section 303A.08 of the NYSE Listing Manual with respect to any equity compensation plans that were in place prior to the Transition Date. Except as described above, there are no significant ways in which our corporate governance practices differ from those followed by domestic companies under NYSE listing standards.

Item 11.	Executive Compensation

As a foreign private issuer, we are permitted by Item 402(a)(i) of SEC Regulation S-K to respond to this Item 11 by providing the information required by Items 6.B. and 6.E.2 of Form 20-F. Accordingly, we are not required to disclose executive compensation according to the requirements of Regulation S-K that are applicable to U.S. domestic issuers. For purposes of this disclosure, our Senior Management are considered to be the same individuals as our Executive Officers.

For fiscal 2023, the total compensation paid to our Non-Executive Directors, Executive Directors and Senior Management as a group was £28.5 million. The total amounts set aside or accrued by us to provide pension, retirement or similar benefits for this group was £588,577.

Remuneration of Non-Executive Directors

The remuneration of our Non-Executive Directors is set by the Board with account taken of the time and responsibility involved in each role, including, where applicable, the Chairship of Board Committees. Non-Executive Director fees were last reviewed in 2022, with the fee schedule below being effective from September 1, 2022.

The fees for the Non-Executive Directors and the Board Chair as of January 1, 2023 are set out in the table below:

January 1, 2023
(€000)
Board Chair’s Fee	630
Non-Executive Director Base Fee	145
Additional Fees:
Senior Independent Director	30
Chair of Audit Committee	30
Chair of Compensation and Human Resources Committee(1)	30
Chair of Risk Committee	30
Chair of Nominating and Governance Committee(2)	20
Chair of Workforce Engagement Committee(3)	30

(1)	The Remuneration Committee was reconstituted as the Compensation and Human Recourses Committee, effective November 9, 2023.
(2)	The Nomination Committee was reconstituted as the Nominating and Governance Committee, effective November 9, 2023.
(3)	The Workforce Engagement Committee was stood down on November 9, 2023.

The following table sets out the aggregate remuneration received by each Non-Executive Director for fiscal 2023:

Chair and Non-Executive Directors	Board Committee Membership as at December 31, 2023	Fees (£000)
John Bryant(1), (2)	Nominating and Governance (Chair), Compensation and Human Resources, Board Chair	226
Nancy Cruickshank(3)	Risk and Sustainability, Compensation and Human Resources	130
Nancy Dubuc(4)	Audit, Nominating and Governance	126
Richard Flint(5)	Risk and Sustainability	127
Alfred F. Hurley, Jr	Nominating and Governance, Compensation and Human Resources (Chair)	152
Holly Keller Koeppel(6)	Audit (Chair), Nominating and Governance, Risk and Sustainability	178
David Lazzarato	Audit, Risk and Sustainability (Chair)	152
Carolan Lennon(7)	Audit, Nominating and Governance	126
Atif Rafiq(8)	Compensation and Human Resources, Risk and Sustainability	126
Former Chair and Non-Executive Directors
Gary McGann(2), (9)		365
Zillah Byng-Thorne(10)		13
Mary Turner(11)		114

(1)	John Bryant joined the Board and the Compensation and Human Resources Committee on April 27, 2023, and assumed the role of Board Chair from September 1, 2023.
(2)	No fees were paid to the Board Chair for chairing the Nominating and Governance Committee.
(3)

Nancy Cruickshank joined the Compensation and Human Resources Committee and stepped down from the Nominating and Governance Committee on April 28, 2023. She was appointed chair of the Workforce Engagement Committee on October 1, 2023. The Workforce Engagement Committee was stood down on November 9, 2023. Figure for Ms. Cruickshank includes a taxable benefit of a gift to the value of £723 (figure includes tax paid by the Company).

(4)	Nancy Dubuc joined the Audit Committee on April 28, 2023 and stepped down from the Compensation and Human Resources Committee on November 9, 2023.
(5)

Richard Flint was a member of the Workforce Engagement Committee until it was stood down on November 9, 2023. Figure for Mr. Flint includes a taxable benefit of a gift to the value of £723 (figure includes tax paid by the Company).

(6)	Holly Keller Koeppel was appointed Senior Independent Director on January 1, 2023.
(7)	Carolan Lennon was a member of the Workforce Engagement Committee until it was stood down on November 9, 2023.
(8)	Atif Rafiq joined the Compensation and Human Resources Committee on November 9, 2023. He was a member of the Workforce Engagement Committee until it was stood down on November 9, 2023.
(9)	Gary McGann stepped down from the Board on August 31, 2023.
(10)	Zillah Byng-Thorne stepped down from the Board on January 31, 2023.
(11)	Mary Turner stepped down from the Board on September 30, 2023.

Remuneration of Executive Directors

The aggregate amount of remuneration paid to our Executive Directors in fiscal 2023 was approximately £10.65 million. This amount comprises salary, annual bonus, pension, private medical insurance and other benefits, long-term incentive awards and value of joiner buy-out awards for Executive Directors. The table below reflects the amount of compensation paid and benefits in kind granted, to the Executive Directors, during fiscal 2023.

	Salary (£000)(1)	Benefits (£000)(2)	Pension (£000)(3)	Annual Bonus (£000)	Long- Term Incentives (£000)(5)	Other (£000)(4)
Executive Directors/Senior Management
Peter Jackson	1,214	6	109	3,206	—	—
Jonathan Hill (up to April 28, 2023)	234	6	21	575	—	—
Paul Edgecliffe-Johnson (from March 20, 2023)	590	1	53	1,448	—	3,187

(1)

Salary: represents the total amount earned for the relevant financial year. Peter Jackson’s salary at the start of the year was £1,170,000. This was increased to £1,222,650 on March 1, 2023. Jonathan Hill’s salary at the start of the year was £715,000. This was increased to £747,175 on March 1, 2023. Paul Edgecliffe-Johnson’s salary upon starting his role as a director on March 20, 2023 was £750,000. Salaries for Jonathan Hill and Paul Edgecliffe-Johnson are pro-rated for period in year served as a director.

(2)	Cost of benefits primarily relating to private medical insurance.
(3)	The pension for all Executive Directors is the value of the cash paid to them in lieu of contributions. None of the Executive Directors have a prospective entitlement to a defined benefit pension.
(4)	Other includes the grant value of Paul Edgecliffe-Johnson’s share awards made in 2023 to compensate him for incentives forfeited on his cessation of employment with his previous employer.
(5)	No vesting of 2021 LTIP award with a performance period ending December 31, 2023.

Annual Bonuses

The Executive Directors are generally eligible to receive an annual bonus based on an assessment of financial and strategic measures during the relevant financial year. The Compensation and Human Resources Committee reviews the annual bonus plan every year to ensure that the opportunity, performance measures, targets and weightings are appropriate and in line with the business strategy at the time. Performance outturns are determined by the Compensation and Human Resources Committee on an annual basis by reference to achievement against certain Group financial or strategic measures (although the financial element will always account for at least 50% of the bonus in any year). Half of any bonus earned is deferred into shares under the Flutter Entertainment plc 2015 Deferred Share Incentive Plan (“DSIP”), vesting 50% on the third anniversary of the grant and 50% on the fourth anniversary. A revenue underpin of 2% per annum growth applies to the vesting of the deferred shares made to date. Malus and clawback provisions apply to the annual bonus and DSIP awards both prior to vesting and for a period of two years post-vesting. Dividends (or equivalent) will accrue on DSIP awards over the vesting period. In addition, we have adopted a Dodd-Frank compliant incentive compensation clawback policy consistent with the NYSE listing standards.

The maximum annual bonus opportunity for Executive Directors in fiscal 2023 was 285% and 265% of salary for the CEO and CFO, respectively. Target bonus was two-thirds of the relevant maximum. The 2023 annual bonus was based on Group Revenue, Group Adjusted EBIT, US Adjusted EBITDA and safer gambling measures across all divisions. The bonus outcome reflects the impact of the legalization of sports betting in the state of Kentucky, which was not known at the time the targets were set. This is consistent with the commitment made in the 2022 Remuneration Report and results in an increase in the performance outcome of 6.4% to 92.7% of max.

The table below shows the outcomes for each element on an actual outcome and adjusted basis, relative to the stretching targets set at the start of the year. Targets and outturn for the financial measures are presented under IFRS accounting.

	Performance targets(1)				Actual performance	Bonus outcome pre adjustment (% of max)	Bonus outcome pre adjustment (% of target)	Performance after adjustment (4)	Bonus outcome after adjustment (% of max)	Bonus outcome after adjustment (% of target)	Bonus outcome
	Weighting	Threshold	Target	Maximum							Peter Jackson	Jonathan Hill(2)	Paul Edgecliffe- Johnson(2)
Group Revenue	30%	£8,734m	£9,292m	£9,850m	£9,514m	24%	36%	£9,519m	24.1%	36.1%

Group Adjusted EBIT	25%	£940m	£1,011m	£1,062m	£1,021m	18.2%	27.3%	£1,059m	24.5%	36.7%

US Adjusted EBITDA	25%	FanDuel profitable	FanDuel profit of $10m	US profit of $10m	US profit of $107m	25%	37.5%	US profit of $151m	25%	37.5%

Safer gambling:(3)	20%:	Various divisional targets				19.1%	28.7%		19.1%	28.7%
FanDuel	5%	8%	10%	12%	17.3%	5%	7.5%		5%	7.5%
UKI (SG Tools)	1.65%	50%	50.5%	51%	51.8%	1.65%	2.5%		1.65%	2.5%
UKI (TRI)	3.35%	(4)%	(8)%	(12)%	(39)%	3.35%	5%		3.35%	5%
Sportsbet	5%	15.2%	19%	22.8%	20.8%	4.1%	6.2%		4.1%	6.2%
International	5%	57.8%	59.1%	60.4%	64.7%	5%	7.5%		5%	7.5%

Total						86.3%	129.5%		92.7%	139%	£3,206,312	£575,332	£1,448,066

(1)	Awards pay out on a straight-line basis between the points shown.
(2)

Bonus values for Jonathan Hill and Paul Edgecliffe-Johnson pro-rated for period in year served as a director. For Jonathan Hill, this is the period between January 1, 2023 and April 27, 2023. For Paul Edgecliffe-Johnson, this is between March 20, 2023 and December 31, 2023.

(3)	Details of safer gambling measures and outcomes for each business outlined below.
(4)	Financial outcomes include impact of legalization of sports betting in state of Kentucky.

In line with market practice and as with previous years, the bonus targets have been adjusted for exchange rate movements over the period ensuring that bonus is measured on a constant currency basis. Prior to approving the annual bonus outcomes, the Committee discussed whether or not the proposed outcome was considered to be fair and reasonable in the context of the Company’s overall business performance over the year, as well as the current social and economic environment. Following discussion, the Committee considered the outturn to be fair and reflective of Company performance, it was also satisfied that it was appropriate and fair within the current wider socio-economic environment.

In line with the Remuneration Policy, half of any bonus earned is deferred into shares under the DSIP, vesting 50% on the third anniversary of the grant and 50% on the fourth anniversary.

Safer Gambling Measure Outcomes

For the 2023 bonus, we were once again able to capture all divisions in our safer gambling measure. Safer gambling measures were considered on a divisional basis, taking into account the different regulatory and societal environments they operate in and the varying levels of maturity on their progress on safer gambling. This approach allows us to set robust targets which are meaningful, linked to divisional strategy and help to drive real change. Details of each divisional measure are shown below:

•	FanDuel: Percentage of customers using at least one safer gambling tool. This maximum target for this measure was achieved in full.

•

UKI: 67% of UKI safer gambling measure is based on Transactional Risk Indicator Score, or TRI, which measured the percentage of revenues from customers who self-exclude (either directly with a Flutter brand or via GAMSTOP) in the year as a proportion of total revenue for that year (target is a reduction year on year on a like for-like basis). 33% is based on percentage of customers using at least one safer gambling tool. The maximum target for both measures were achieved in full.

•	Sportsbet: Percentage of net revenue from customers with a deposit limit. The outcome for this measure was above target but below the maximum.

•	International: Percentage of customers using at least one safer gambling tool. This maximum target for this measure was achieved in full.

Vesting of 2021 Award Under the Flutter Entertainment plc 2015 Long Term Incentive Plan (“LTIP”)

The 2021 LTIP award was assessed against relative TSR performance, measured against the FTSE 100 (excluding housebuilders, real estate investment trusts and natural resources companies). The Company’s TSR performance during the performance period was below the threshold target of the median of the peer group and as such, the 2021 LTIP award did not vest. This performance has largely been impacted by the start of the TSR performance period which included a period of historically high share price performance. The tables below set out a summary of performance relative to the 2021 LTIP award targets and the outturn for each executive director.

	Targets		Outcome
Performance measure	Threshold 25% of award vests	Maximum 100% of award vests	Actual performance	% of maximum achieved	% of award eligible for vesting
Relative TSR(1)	Growth in line with median 14.1%	Growth in line with upper quartile 49.0%	(3.8)%	0%	0%

Total vesting (% of max)					0%

(1)	TSR compared with the FTSE 100 (excluding housebuilders, real estate investment trusts and natural resources companies).

Executive Director	Award type	Date of grant	Number of shares awarded	% of total award vesting	Number of shares vesting	Value at vesting
Peter Jackson	Nil-cost options	March 18, 2021	9,969	0%	0	£0
Jonathan Hill	Nil-cost options	March 18, 2021	5,337	0%	0	£0

Incentive Awards

On March 7, 2023, awards were granted to the Executive Directors under the DSIP, and on April 28, 2023, awards were granted to the Executive Directors under the new Consolidated LTIP (as defined below) plan. Details of these awards are set out in the following table: Under the Consolidated LTIP, an award comprising four years’ worth of grants being granted with the performance period for each tranche being staggered to cover a three-year period. The award level was equivalent to an annual award of 400% of salary for the CEO and 300% for the CFO. Maximum vesting for Consolidated LTIP awards is 100% of the granted award level.

Name	Award	Type of Interest in Shares	Face Value (%)	Face Value (£)(1)	Number of Shares	Vesting at Threshold	End of Performance Period(2)	Vesting Date(3)	Expiration Date(4)
Executive Directors
Peter Jackson	Consolidated LTIP	Nil-cost options	1600% of salary	£19,562,334	122,789	12.5%	25% each in December 31, 2025 December 31, 2026 December 31, 2027 December 31, 2028	25% each in April 28, 2026(4) April 28, 2027(4) April 28, 2028(4) April 28, 2029(4)	April 28, 2033
	DSIP	Nil-cost options	50% of bonus	£554,734	4,178	n/a	n/a	50%: March 7, 2026 50%: March 7, 2027	March 7, 2033

Jonathan Hill	DSIP	Nil-cost options	50% of bonus	£318,793	2,401	n/a	n/a	50%: March 7, 2026 50%: March 7, 2027	March 7, 2033

Paul Edgecliffe-Johnson	Consolidated LTIP	Nil-cost options	1200% of salary	£8,999,958	56,491	12.5%	25% each in December 31, 2025 December 31, 2026 December 31, 2027 December 31, 2028	25% each in April 28, 2026(4) April 28, 2027(4) April 28, 2028(4) April 28, 2029(4)	April 28, 2033
	Buy-out award	Nil-cost options	n/a	£3,186,907	26,387	n/a	n/a	6,910 shares on 10 March 2024 5,055 shares on 28 February 2025 9,818 shares on 10 March 2025 4,604 shares on 10 March 2026	March 20, 2033

(1)

Based on three-day average share price prior to the date of grant, which was £132.78 for the DSIP, £159.32 for the consolidated LTIP and £137.22 for tranche of Paul Edgecliffe-Johnson’s buy-out award vesting on March 10, 2026. The remainder of Mr. Edgecliffe-Johnson’s buy-out award is based on a three-day average share price between November 7, 2022 and November 9, 2022 of £117.30.

(2)	Performance periods of all four tranches of the Consolidated LTIP are shown, with respective performance periods starting three years prior to the end of each performance period.
(3)	The DSIP is subject to a revenue underpin over the vesting period that requires revenue growth of at least 2% per annum over the deferral period, as well as continued employment.
(4)	All Consolidated LTIP awards are subject to a holding period until April 28, 2029 (the sixth anniversary of the grant date of April 28, 2023).

Service Agreements

Our policy is for service agreements to contain the following terms:

•	Agreements are terminable on 12 months’ notice given by either party.

•

Agreements contain a provision entitling the employer to terminate their employment by payment of a cash sum in lieu of notice equal to the total salary, contractual benefits and pension contributions that would have been payable during the notice period.

•

The payment in lieu of notice can be paid, at the employer’s discretion, as a lump sum or in monthly installments over the notice period. There is a mechanism to reduce the payment in lieu of notice if they commence alternative employment while any installments remain payable from which they receive an annual salary of at least £50,000.

•

Executive Directors may also be entitled to a pro-rata bonus for the year in which termination occurs at the discretion of the Compensation and Human Resources Committee. All of the share option and incentive plans that are operated by the Group contain provisions relating to termination of employment, and any share awards held by an Executive Director on termination will be governed by the rules of the relevant plan.

•

Executive Directors are subject to a confidentiality undertaking without limitation in time and to non-competition, non-solicitation and non-hiring restrictive covenants for a period of 12 months after the termination of their employment.

Peter Jackson’s and Paul Edgecliffe-Johnson’s individual service agreements are currently in line with the above policy.

Group Pensions

The Group operates a variety of pension schemes in Ireland, the United Kingdom, the United States and internationally. During fiscal 2023, the Group paid an aggregate amount of approximately £588,577 in employer contributions for the benefit of Executive Directors and Senior Management to the Group’s pension schemes.

Employee Share Schemes

We maintain the following share schemes for employees (and, where the specific rules permit, non-executive directors and/or non-employee contractors): the Betfair Long Term Incentive Plan and Deferred Share Incentive Plan; the Flutter Entertainment plc Sharesave Scheme; the Flutter Entertainment plc 2015 Long Term Incentive Plan; the Flutter Entertainment plc 2023 Long Term Incentive Plan; the Flutter Entertainment plc 2015 Medium Term Incentive Plan, the Flutter Entertainment plc 2015 Deferred Share Incentive Plan; the Flutter Entertainment plc 2016 Restricted Share Plan; the Flutter Entertainment plc 2022 Supplementary Restricted Share Plan; The Stars Group Equity Plans; the FanDuel Group Value Creation Plan; and the TSE Holdings Ltd FanDuel Group Value Creation Option Plan. In the event of our transition to a primary U.S. listing, we also anticipate adopting the Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan. The aggregate number of new issue or treasury shares which may be the subject of award commitments under the employee share schemes in any rolling 10 year period may not (when adjusted for share issuance and cancellations) exceed 10% (5% in the case of discretionary share schemes) of our issued ordinary share capital.

The Betfair Long Term Incentive Plan and Deferred Share Incentive Plan

The following share plans were acquired on the merger of Paddy Power with Betfair in February 2016 and were originally introduced in the Betfair Group to incentivize and reward for the successful delivery of the short-term and long-term business strategy:

•	Betfair Long Term Incentive Plan, which consists of nil-cost share options; and

•	Betfair Deferred Share Incentive Plan, which consists of cash and nil-cost share options.

The schemes have awards in the form of cash and nil-cost share options. The level of award granted in each of the schemes was based on a mixture of the individual performance of the employee and Group-wide performance over the term of the award which was between one and three years.

Prior to the Paddy Power-Betfair merger, Paddy Power and Betfair agreed that outstanding unvested awards granted under these schemes would not vest on completion but would be replaced by awards over an equivalent number of our shares (calculated by reference to the exchange ratio) which would have the same normal vesting dates as the original awards but be subject to certain absolute vesting levels.

No award remains unvested. The outstanding options under these schemes are exercisable up to 2025. The weighted average exercise price for share options exercised during fiscal 2023 was €0.09 and at a weighted average share price at the date of exercise of £157.11. The total number of shares exercisable at December 31, 2023, was 6,557.

The Stars Group Equity Plans

Following the combination with TSG, the Group acquired a number of schemes under TSG’s 2015 Equity Incentive Plan dated June 22, 2015 (as amended and restated on May 10, 2018, the “TSG 2015 Equity Incentive Plan”). The plan includes restricted share units, deferred share units, performance share units and stock options. The weighted average share price at the date of exercise under the TSG 2015 Equity Incentive Plan during fiscal 2023 was £132.37. The total number of shares exercisable under the TSG 2015 Equity Incentive Plan at December 31, 2023, was 29,665.

Flutter Entertainment plc Sharesave Scheme

During fiscal 2023, 301,450 options were granted under the Flutter Entertainment plc Sharesave Scheme, a tax-favored plan structured to comply with the requirements of the relevant Irish tax laws. These Save As You Earn (“SAYE”) options must ordinarily be exercised within six months of completing the relevant savings period. In line with market practice, the exercise of these options is not subject to any performance conditions.

All employees (including Executive Directors) may be invited to apply for options to acquire shares. The purchase price for each ordinary share in respect of which an option is granted shall not be less than 75% of the closing price of the shares on the applicable stock exchange on the dealing day last preceding the date of grant of the option or its nominal value (and not less than 80% in the case of the United Kingdom and Isle of Man). The aggregate maximum monthly contribution payable by an employee in connection with all SAYE-related schemes is €500/£500 (or local equivalent). As of fiscal 2023, the weighted average share price at the date of exercise was £134.62, and 119,762 shares were exercisable.

Flutter Entertainment plc 2015 Long Term Incentive Plan, Flutter Entertainment plc 2015 Medium Term Incentive Plan and Flutter Entertainment plc 2015 Deferred Share Incentive Plan

The following share plans have been put in place to incentivize and reward for the successful delivery of the short, medium and long-term business strategy:

•	The LTIP, which consists of restricted share awards, nil-cost options and conditional share awards;

•	The Flutter Entertainment plc 2015 Medium Term Incentive Plan, which consists of restricted share awards, nil-cost options and conditional share awards; and

•

The DSIP, which consists of restricted share awards, nil-cost options and conditional share awards where part of a bonus awarded is required by the Compensation and Human Resources Committee to be deferred into a share award.

The level of award granted in each of the schemes is based on a mixture of the individual performance of the employee and the Group-wide performance over the term of the award, which is between one and three years.

The restricted share, nil-cost option or conditional share award portion of the DSIP award will vest over the second and third year of the plan (fourth and fifth year in some cases). The cash element of a bonus awarded that is not required to be deferred into a share award under the DSIP is paid and expensed in year one. The cash element represents between half and two-thirds of the total bonus awarded. There is no option given to elect to have this cash element satisfied in shares.

The weighted average exercise price for share options exercised during fiscal 2023 was €0.09 and at a weighted average share price at the date of exercise of £148.64. The value of each award was calculated at the grant date and expensed over a period of up to three years in which the awards vest. The total number of shares exercisable at December 31, 2023, was 168,399.

Flutter Entertainment plc 2016 Restricted Share Plan

During fiscal 2023, 1,070,226 nil-cost options were granted under the Flutter Entertainment plc 2016 Restricted Share Plan. The weighted average exercise price for share options exercised during fiscal 2023 was €0.09 and at a weighted average share price at the date of exercise of £138.08. Awards granted under the plan in some cases vest over three and four years and in other cases vest over one and two years.

Flutter Entertainment plc 2022 Supplementary Restricted Share Plan

During fiscal 2023, 9,058 nil-cost options (or conditional awards) were granted under the Flutter Entertainment plc 2022 Supplementary Restricted Share Plan. The awards granted under the plan vest over one to four years.

FanDuel Group Value Creation Plan and TSE Holdings Ltd FanDuel Group Value Creation Option Plan

In 2019, the Group introduced a plan for FanDuel employees that allowed them to share in the future value created within FanDuel. Employees were awarded an allocation of units that represents a share in value created. The value of these units was to be determined by the value of the business in July 2021 and July 2023 compared to benchmark. Employees had the option to exercise 50% of these units at July 2021 at the prevailing value, or roll some or all of them to July 2023 at the prevailing value at that date. The Group has the option of settling this plan via the issuance of Flutter Entertainment plc shares or cash.

Our acquisition of an additional 37.2% of FanDuel shares on December 30, 2020 implied a 100% value of FanDuel of $11.2 billion, which was significantly in excess of the out-performance growth cap. Due to this, it was decided to fix the value of the plan in both July 2021 and July 2023 to provide certainty to employees. As a result of the above, shares with a value of $238 million were delivered to FanDuel employees in fiscal 2021 with shares with a value of approximately $176 million delivered to employees in 2023.

Flutter Entertainment plc 2023 Long Term Incentive Plan

The Flutter Entertainment plc 2023 Long Term Incentive Plan (the “2023 Consolidated LTIP”), adopted at the company’s 2023 AGM, enables us to incentivize our executive directors through the grant of share awards and nil-cost options. The 2023 Consolidated LTIP awards consist of a single award of nil-cost options designed to be the equivalent of four years’ worth of LTIP awards. As such, 2023 Consolidated LTIP awards are split into four tranches, with vesting dependent on the achievement of the relevant performance conditions for each tranche. The awards are structured such that one tranche will vest on the third, fourth, fifth and sixth anniversaries of the initial grant of the award. The award levels of 1,600% of salary and 1,200% of salary for the CEO and CFO, respectively, represent an annualized grant value of 400% and 300% per year, respectively.

The performance period and vesting date for each of the four tranches of the 2023 Consolidated LTIP awards are shown in the table below. The whole of each award is subject to a holding period until April 28, 2029, the sixth anniversary of the grant of the award.

Tranche	Grant Date	Vesting Date	Performance period
1	April 28, 2023	April 28, 2026	January 1, 2023 – December 31, 2025
2(1)	April 28, 2023	April 28, 2027	January 1, 2024 – December 31, 2026
3(1)	April 28, 2023	April 28, 2028	January 1, 2025 – December 31, 2027
4(1)	April 28, 2023	April 28, 2029	January 1, 2026 – December 31, 2028

(1)	Performance conditions to be confirmed, as such effective grant date under ASC 718 to be determined once performance conditions established.

On April 28, 2023, the 2023 Consolidated LTIP award (consisting of all four tranches) totaling: 122,789 nil-cost options was granted to Peter Jackson; and 56,491 nil-cost options was granted to Paul Edgecliffe-Johnson.

The performance condition and targets for the first tranche of the award of 30,697 nil-cost options granted to Peter Jackson and 14,122 nil-cost options to Paul Edgecliffe-Johnson are:

	Below Threshold (Nil Vesting)	Threshold (12.5% Vesting)(1)	Maximum (100% Vesting)(1)
Relative Total Shareholder Return (“TSR”)(2)	Below median growth	Growth in line with median	Growth in line with upper quartile

(1)	Awards vest on a straight-line basis between the points shown.
(2)	TSR relative to the FTSE 100 (excluding real estate investment trusts and closed end investment trusts).

The performance conditions associated with remaining three tranches totaling 92,092 nil-cost options granted to Peter Jackson and three tranches totaling 42,369 nil-cost options granted to Paul Edgecliffe-Johnson had not been determined as of December 31, 2023. As a result, no grant date has been established under ASC 718. The performance conditions for these tranches will be determined and a grant date established for one additional tranche a year on a rolling three-year basis from 2024 to 2026.

Other Plans

Separate to the above plans, the Group introduced a value creation award within the FanDuel business with the value of the award determined by the growth in the value of the FanDuel business from September 2021 to December 2026. The Group has the option of settling this plan via the issuance of Flutter Entertainment plc shares or cash. No future awards are expected in respect of this plan.

In March 2023, the Group modified the value creation award to provide a minimum payment to the participants. The setting of a minimum payout resulted in a change in the classification of the award from equity to liability as the awards do not expose the holder to gains and losses in the fair value of the Group in the same way as outright ownership.

In 2021, the Group introduced a plan for Flutter International employees to allow them to share in the future growth of their business. A portion of the awards vested in 2023, with the remainder vesting through 2025.

Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan

In the event of our transition to a primary U.S. listing, our Board anticipates that it will adopt the Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan (the “2024 Incentive Plan”) as a vehicle to continue granting equity to our, and our affiliates’, current and prospective employees, together with our officers, non-employee directors and consultants.

This plan is intended to provide a means through which to grant equity throughout our business through a more customary and streamlined U.S.-style incentive plan in the event of a primary listing on a U.S. stock exchange. Following the adoption of the 2024 Incentive Plan, we do not expect to make further equity grants under our other equity-based incentive plans, besides the Flutter Entertainment plc Sharesave Scheme (being our all-employee savings-related option plan).

The 2024 Incentive Plan is expected to have an initial share pool of 1,770,000 shares (which represents approximately 1% of our current issued and outstanding shares), with such reserve amount to be reduced by the number of shares (if any) covered by awards granted under our legacy equity-based incentive plans (including the Sharesave Scheme) after the date the 2024 Incentive Plan is adopted. We anticipate that the 2024 Incentive Plan will be submitted for shareholder approval at our 2025 annual general meeting.

The Paddy Power Betfair plc Employee Benefit Trust

We have established an employee benefit trust (the “EBT”) to assist with our obligations to satisfy historical and future share awards under certain of the employee share plans. The trustee of the EBT has waived its right to receive dividends on any shares held by the EBT. As of the end of fiscal 2023, the EBT did not hold any ordinary shares.

During fiscal 2023, shares were purchased by the EBT to ensure that it continues to have sufficient shares to satisfy share awards. The EBT purchased 1,106,417 ordinary shares at an average price of £157.36 in fiscal 2023. We provided funds to the trustee of the EBT to enable it to make the purchases. The number of shares purchased represented less than 1% of our issued share capital as of fiscal 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and accompanying footnotes set forth information regarding the beneficial ownership of our ordinary shares as of February 29, 2024 by: (1) each person known to us to beneficially own more than 5% of our ordinary shares, (2) each of our executive officers, (3) each of our directors and (4) all of our directors and executive officers as a group.

The number of ordinary shares beneficially owned is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power, or the right to receive the economic benefit of ownership, as well as any shares that the individual has the right to acquire within 60 days of February 29, 2024, through the exercise of any option, warrant or other right. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power and the right to receive the economic benefit of ownership with respect to all ordinary shares held by that person.

The percentage of ordinary shares beneficially owned is calculated on the basis of 177,126,921 ordinary shares outstanding as at February 29, 2024. Ordinary shares that a person has the right to acquire within 60 days of February 29, 2024, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, (i) each beneficial owner listed below has sole voting and dispositive power over the securities held and (ii) the address of each beneficial owner listed in the following table is c/o Flutter Entertainment plc, Belfield Office Park, Beech Hill Road Clonskeagh, Dublin 4 Ireland.

Name	Number of Ordinary Shares Beneficially Owned	Percentage of Ordinary Shares Outstanding
The Capital Group Companies, Inc.(1)(2)	28,486,176	16.1%
Caledonia (Private) Investments Pty Limited(2)	17,580,478	9.9%
Parvus Asset Management Europe Limited(2)	10,808,610	6.1%
BlackRock Inc.(2)	10,426,574	5.9%
John Bryant	5,070	*
Peter Jackson(3)	75,568	*
Paul Edgecliffe-Johnson(4)	6,910	*
Holly Keller Koeppel	2,000	*
Nancy Cruickshank	1,255	*
Nancy Dubuc	258	*
Richard Flint	24,134	*
Alfred F. Hurley, Jr.(5)	17,038	*
David Lazzarato(6)	10,999	*
Carolan Lennon	376	*
Atif Rafiq	1,916	*
Phil Bishop(7)	1,653	*
Jonathan Hill(8)	27,342	*
Conor Lynch(9)	2,104	*
Pádraig Ó Ríordáin(10)	27,153	*
Lisa Sewell(11)	113	*
Ian Brown(12)	21,780	*
Barni Evans(13)	33,463	*
Amy Howe(14)	58,877	*
Daniel Taylor(15)	37,039	*
All current directors and executive officers as a group (20 persons)	355,048	*

*	Less than 1% of our outstanding shares.
(1)

As notified by The Capital Group Companies, Inc. (“CGC”), CGC is the parent company of Capital Research and Management Company and Capital Bank & Trust Company. Neither CGC nor any of its affiliates owns our shares for its own account. Rather, CGC has advised us that the shares reported on the notification provided by CGC to us are owned by accounts under the discretionary investment management of one or more of the investment management companies described above.

(2)

Based on notifications received pursuant to the Disclosure Guidance and Transparency Rules of the U.K. Financial Conduct Authority or the Irish Transparency (Directive 2004/109/EC) Regulations 2007 (as amended) (to the extent such regulations were applicable to the Company prior to its de-listing from Euronext Dublin).

(3)	Reflects 7,561 ordinary shares directly owned by Mr. Jackson and 68,007 ordinary shares issuable pursuant to options that are exercisable within 60 days of February 29, 2024.
(4)	Reflects 6,910 ordinary shares issuable pursuant to options that are exercisable within 60 days of February 29, 2024.
(5)	Reflects 2,960 ordinary shares directly owned by Mr. Hurley and 14,078 ordinary shares issuable pursuant to awards that would vest upon Mr. Hurley resigning from the Board.
(6)	Reflects 2,708 ordinary shares directly owned by Mr. Lazzarato and 8,291 ordinary shares issuable pursuant to awards that would vest upon Mr. Lazzarato resigning from the Board.

(7)	Reflects 1,653 ordinary shares issuable pursuant to options that are exercisable within 60 days of February 29, 2024.
(8)	Reflects 650 ordinary shares directly owned by Mr. Hill and 26,692 ordinary shares issuable pursuant to options that are exercisable within 60 days of February 29, 2024.
(9)

Reflects 1,511 ordinary shares directly owned by Mr. Lynch, 439 ordinary shares issuable pursuant to options that are exercisable within 60 days of February 29, 2024 and 154 ordinary shares issuable pursuant to restricted share awards that will vest within 60 days of February 29, 2024.

(10)

Reflects 6,918 ordinary shares directly owned by Mr. Ó Ríordáin, 1,305 ordinary shares directly owned by the Craigmore Partnership and 18,930 ordinary shares issuable pursuant to options that are exercisable within 60 days of February 29, 2024. Mr. Ó Ríordáin disclaims ownership of the 1,305 ordinary shares directly owned by the Craigmore Partnership.

(11)	Reflects 113 ordinary shares issuable pursuant to options that are exercisable within 60 days of February 29, 2024.
(12)	Reflects 21,780 ordinary shares issuable pursuant to options that are exercisable within 60 days of February 29, 2024.
(13)	Reflects 10,660 ordinary shares directly owned by Mr. Evans and 22,803 ordinary shares issuable pursuant to options that are exercisable within 60 days of February 29, 2024.
(14)

Reflects 30,101 ordinary shares directly owned by Ms. Howe, 17,797 ordinary shares issuable pursuant to options that are exercisable within 60 days of February 29, 2024 and 10,979 ordinary shares issuable pursuant to restricted share awards that will vest within 60 days of February 29, 2024.

(15)	Reflects 10,972 ordinary shares directly owned by Mr. Taylor and 26,067 ordinary shares issuable pursuant to options that are exercisable within 60 days of February 29, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2023 about the Company’s equity compensation plans under which our ordinary shares have been authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	3,733,161	(1)	$	123.47 per share	(2)	—	(3)
Equity compensation plan not approved by security holders	176,614	(4)		—		—	(5)
Total	3,909,775		$	123.47 per share		—

(1)

Total includes (i) 2,378,749 share awards outstanding under the 2016 Restricted Share Plan, (ii) 179,280 share awards outstanding under the 2023 Long Term Incentive Plan, (iii) 852,400 options outstanding under the Sharesave Scheme, (iv) 114,556 share awards outstanding under the 2015 Deferred Share Incentive Plan, (v) 197,539 share awards outstanding under the 2015 Long Term Incentive Plan and (vi) 10,637 share awards outstanding under the 2015 Medium Term Incentive Plan.

(2)

The weighted average exercise price relates only to options exercisable for consideration. The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration (including nil-cost options).

(3)

The 2016 Restricted Share Plan, 2023 Long Term Incentive Plan, the Sharesave Scheme, the 2015 Deferred Share Incentive Plan, the 2015 Long Term Incentive Plan and the 2015 Medium Term Incentive Plan provide guidelines to determine the limitation of ordinary shares that can be granted under such plans. The total number of ordinary shares committed to issue under the 2016 Restricted Share Plan, 2015 Deferred Share Incentive Plan, the 2023 Long Term Incentive Plan, the 2015 Long Term Incentive Plan and the 2015 Medium Term Incentive Plan (i) in combination with ordinary shares issued under all other discretionary executive incentive share plans in the prior 10 years, may not exceed five (5%) percent of the total share capital of the Company on the immediately preceding day and (ii) in combination with ordinary shares issued under all share plans operated by the Company in the prior 10 years, may not exceed 10% of the total share capital of the Company on the immediately preceding day. The total number of ordinary shares committed to issue under the Sharesave Scheme may not exceed, when added to the number of ordinary shares committed under such program in the prior ten years and the number of ordinary shares of the Company committed to any generally applicable employee equity program in the prior ten years, five (5%) percent of the Company’s share capital on the immediately preceding day.

(4)

Total includes (i) 140,392 share awards outstanding under the 2022 Supplementary Restricted Share Plan, (ii) 4,760 share awards outstanding under the Betfair Long Term Incentive Plan, (iii) 1,797 share awards outstanding under the Betfair Deferred Share Incentive Plan and (iv) 29,665 share awards outstanding under the TSG 2015 Equity Incentive Plan.

(5)

The 2022 Supplementary Restricted Share Plan provides for the grant of equity awards without limitation on the number of ordinary shares that can be awarded. However, ordinary shares used to satisfy awards may only be sourced from the market and must be non-dilutive. We are not able to make additional equity grants under the Betfair Long Term Incentive Plan, the Betfair Deferred Share Incentive Plan or the TSG 2015 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Person Transaction Policy

Our Board of Directors has adopted a written policy regarding transactions with related persons, which we refer to as our “Related Person Transaction Policy,” to assist it in reviewing, approving and ratifying transactions with related persons and to assist us in the preparation of related disclosures required by the SEC. This Related Person Transaction Policy supplements our other policies that may apply to transactions with related persons, such as our Memorandum and Articles of Association, our policies for determining director independence, our Corporate Governance Guidelines and our Code of Conduct. Our Related Person Transaction Policy requires that each “related person transaction” (defined as any transaction that is anticipated would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any “related person” (as defined Item 404(a) of Regulation S-K) had or will have a direct or indirect material interest) be reviewed and approved or ratified by an approving body composed of independent members of the Board of Directors or any committee of the Board of Directors composed of independent directors. Our Board of Directors has designated the Audit Committee to serve as the approving body for this purpose. In its review, the Audit Committee will consider the relevant facts and circumstances, including:

•	the related person’s relationship with the Company

•	the nature and extent of the related person’s interest in the transaction;

•	the material terms of the transaction;

•	the public announcement requirements and the board and / or shareholder approval requirements that may apply under the UK Listing Rules and / or the UK DTRs;

•	the importance and fairness of the transaction both to the Company and the related person;

•	the business rationale for entering into the transaction;

•	whether the transaction would likely impair the judgment of a director or executive officer to act in the best interest of the Company;

•	whether the value and terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by the Company with non-related persons, if any; and

•

with respect to a non-employee director or nominee, whether the transaction would compromise the director’s independence under the UK Corporate Governance Code, the NYSE listing standards (including those applicable to committee service) and Rule 10A-3 of the Exchange Act, if such non-employee director serves on the Audit Committee, or status as a “non-employee director” under Rule 16b-3 of the Exchange Act, if such non-employee director serves on the Compensation Committee.

The Audit Committee will not approve or ratify a related person transaction unless, after considering all relevant information, it has determined that the transaction is in, or is not inconsistent with, the best interests of the Company. The Audit Committee may also conclude, upon review of all relevant information, that the transaction does not constitute a related person transaction and thus that no further review is required under the policy.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees by the categories specified below in connection with services rendered by KPMG, our independent registered public accounting firm, for the periods indicated. We did not pay any other fees to our auditors during the periods indicated below.

	Year Ended December 31,
(Amounts in $ millions)	2023	2022
Audit fees	$21	$7
Audit-related fees	1	1
Tax fees	—	—
All other fees	—	—

Total:	$22	$8

Consistent with SEC policies regarding auditor independence and the Audit Committee’s charter, the Audit Committee has responsibility for engaging, setting compensation for and reviewing the performance of the independent registered public accounting firm. In exercising this responsibility, the Audit Committee pre-approves all audit and permitted non-audit services provided by the independent registered public accounting firm prior to each engagement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

3.1	Memorandum and Articles of Association of Flutter Entertainment plc (incorporated by reference to Exhibit 1.1 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024).

4.1	Description of Registrant’s securities.*

10.1	Third Amendment to Syndicated Facility Agreement (including the full Syndicated Facility Agreement, as amended, as Annex A), dated July 29, 2022, among Flutter Entertainment plc, Stars Group Holdings B.V., Flutter Financing B.V., Stars Group (US) Co-Borrower, LLC, the other borrowers, lenders and issuing banks from time to time party thereto, Deutsche Bank AG New York Branch, as the administrative agent, and Lloyds Bank plc, as the collateral agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024).

10.2	Syndicated Facility Agreement, dated November 24, 2023, among Flutter Entertainment plc, PPB Treasury Unlimited Company, Betfair Interactive US Financing LLC, TSE Holdings Limited, FanDuel Group Financing LLC, Flutter Financing B.V., the other borrowers, lenders and issuing banks from time to time party thereto, J.P. Morgan SE, as the administrative agent and Lloyds Bank plc, as the collateral agent (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024).

10.3	First Incremental Assumption Agreement to the Syndicated Facility Agreement, dated March 14, 2024, among Flutter Entertainment plc, PPB Treasury Unlimited Company, Betfair Interactive US Financing LLC, TSE Holdings Limited, FanDuel Group Financing LLC, and Flutter Financing B.V., JPMorgan Chase Bank, N.A., as the First Incremental Term Lender and J.P. Morgan SE, as the administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 15, 2024).

10.4	Form of Flutter Entertainment plc Deed of Indemnity (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024).

10.5	Form of The Stars Group, Inc. Indemnification Agreement (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024).

10.6	Rules of the Flutter Entertainment plc 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024).†

10.7	Rules of the Flutter Entertainment plc 2015 Long Term Incentive Plan (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024). †

10.8	Rules of the Flutter Entertainment plc 2016 Restricted Share Plan (incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024).†

10.9	Rules of the Flutter Entertainment plc 2015 Medium Term Incentive Plan (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024).†

10.10	Rules of the Flutter Entertainment plc 2015 Deferred Share Incentive Plan (incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024). †

200

10.11	Rules of the Flutter Entertainment plc Sharesave Scheme (incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024).†

10.12	Rules of the Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.11 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024).†

10.13	Rules of the Flutter Entertainment plc 2022 Supplementary Restricted Share Plan (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8, filed with the SEC on January 29, 2024).†

21.1	List of subsidiaries.*

23.1	Consent of KPMG.*

31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97	Executive Incentive Compensation Clawback Policy.*

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

201

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2024.

Flutter Entertainment plc

By:	/s/ Peter Jackson
Name: Peter Jackson Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2024.

Name	Capacity

/s/ Peter Jackson Peter Jackson	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Paul Edgecliffe-Johnson Paul Edgecliffe-Johnson	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ John Bryant John Bryant	Director

/s/ Holly Keller Koeppel Holly Keller Koeppel	Director

/s/ Nancy Cruickshank Nancy Cruickshank	Director

/s/ Nancy Dubuc Nancy Dubuc	Director

/s/ Richard Flint Richard Flint	Director

/s/ Alfred F. Hurley, Jr. Alfred F. Hurley, Jr.	Director

/s/ David Lazzarato David Lazzarato	Director

/s/ Carolan Lennon Carolan Lennon	Director

/s/ Atif Rafiq Atif Rafiq	Director