Form 10-Q
period 2024-03-31
Flutter Entertainment plc
filed 2024-05-14
CIK 1635327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31
, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-37403

Flutter Entertainment plc
(Exact name of registrant as specified in its charter)

Ireland	98-1782229
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

290 Park Ave South 14th Floor New York, New York	10010
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (646) 930-0950
Belfield Office Park,
Beech Hill Road
Clonskeagh
, Dublin 4, Ireland
D04 V972
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Ordinary Shares, nominal value of €0.09 per share	FLUT	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
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
of the Exchange Act). Yes ☐ No ☒
As of May 9, 2024, the number of shares of the registrant’s ordinary shares outstanding is 177,569,013.

i

EXPLANATORY NOTE

Flutter Entertainment plc, a public limited company incorporated under the laws of Ireland, qualifies as a foreign private issuer in the United States for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Flutter voluntarily has chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the United States Securities and Exchange Commission (“SEC”) instead of filing on the reporting forms available to foreign private issuers.

Flutter has moved its operational headquarters to New York. Given changes in the location of its executive leadership and its board of directors, Flutter anticipates that it will cease to qualify as a foreign private issuer at the end of its second fiscal quarter of 2024 and will be required to file on the reporting forms specified for domestic filers beginning on the first day of its next fiscal year.

CERTAIN TERMS

Unless otherwise specified or the context otherwise requires, the terms “Flutter,” the “Company,” the “Group,” “we,” “us” and “our” each refer to Flutter Entertainment plc and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current expectations as to future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These statements include, but are not limited, to statements related to our expectations regarding the performance of our business, our financial results, our operations, our liquidity and capital resources, the conditions in our industry and our growth strategy. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” ”expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipates,” “projection,” “goal,” “target,” “aspire,” “will likely result,” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Such factors include, among others:

•	Flutter’s ability to effectively compete in the global entertainment and gaming industries;

•	Flutter’s ability to retain existing customers and to successfully acquire new customers;

•	Flutter’s ability to develop new product offerings;

•	Flutter’s ability to successfully acquire and integrate new businesses;

•	Flutter’s ability to maintain relationships with third-parties;

•	Flutter’s ability to maintain its reputation;

•	Public sentiment towards online betting and iGaming generally;

•	The potential impact of general economic conditions, including inflation, rising interest rates and instability in the banking system, on Flutter’s liquidity, operations and personnel;

•	Flutter’s ability to obtain and maintain licenses with gaming authorities;

•	Adverse changes to the regulation of online betting and iGaming;

•	The failure of additional jurisdictions to legalize and regulate online betting and iGaming;

•	Flutter’s ability to comply with complex, varied and evolving U.S. and international laws and regulations relating to its business;

ii

•	Flutter’s ability to raise financing in the future;

•	Flutter’s success in retaining or recruiting officers, key employees or directors;

•	Litigation and the ability to adequately protect Flutter’s intellectual property rights;

•	The impact of data security breaches or cyber-attacks on Flutter’s systems; and

•	Flutter’s ability to remediate material weaknesses in its internal control over financial reporting.

Additional factors that could cause the Company’s results to differ materially from those described in the forward-looking statements can be found in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 26, 2024 and other periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the Company’s filings with the SEC. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Website and Social Media Disclosure

We use our website (www.flutter.com) and at times our corporate X account (@FlutterPLC) and LinkedIn (www.linkedin.com/company/flutter-entertainment-plc) as well as other social media channels to distribute company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this Quarterly Report on Form 10-Q.

iii

PART I

Item 1.	Financial Statements (unaudited)
FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions except share and per share amounts)

	As of March 31, 2024	As of December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,353	$1,497
Cash and cash equivalents – restricted	22	22
Player deposits – cash and cash equivalents	1,782	1,752
Player deposits – investments	173	172
Accounts receivable, net	82	90
Prepaid expenses and other current assets	448	443

TOTAL CURRENT ASSETS	3,860	3,976
Investments	7	9
Property and equipment, net	478	471
Operating lease right-of-use assets	449	429
Intangible assets, net	5,787	5,881
Goodwill	13,678	13,745
Deferred tax assets	27	24
Other non-current assets	104	100

TOTAL ASSETS	$24,390	$24,635

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$265	$240
Player deposit liability	1,842	1,786
Operating lease liabilities	128	123
Long-term debt due within one year	46	51
Other current liabilities	2,305	2,326

TOTAL CURRENT LIABILITIES	4,586	4,526
Operating lease liabilities – Non-current	362	354
Long-term debt	6,790	7,005
Deferred tax liabilities	783	802
Other non-current liabilities	733	580

TOTAL LIABILITIES	$13,254	$13,267

COMMITMENTS AND CONTINGENCIES (Note 1 6 )
REDEEMABLE NON-CONTROLLING INTERESTS	1,462	1,152
SHAREHOLDERS’ EQUITY
Ordinary share (Authorized 300,000,000 shares of €0.09 ($ 0.09) par value each; issued March 31, 2024: 177,445,195 shares; December 31, 2023: 177,008,649 shares)	$36	$36
Shares held by employee benefit trust, at cost March 31, 2024: 0 shares, December 31, 2023: 0 shares	—	—
Additional paid-in capital	1,439	1,385
Accumulated other comprehensive loss	(1,669)	(1,483)
Retained earnings	9,694	10,106

Total Flutter Shareholders’ Equity	9,500	10,044
Non-controlling interests	174	172

TOTAL SHAREHOLDERS’ EQUITY	9,674	10,216

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY	$24,390	$24,635

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STA
TEM
ENTS OF COMPREHENSIVE (LOSS) / INCOME

($ in millions except share and per share amounts)

	Three months ended March 31,
	2024	2023
Revenue	$3,397	$2,918
Cost of sales	(1,793)	(1,541)

Gross profit	1,604	1,377
Technology, research and development expenses	(190)	(168)
Sales and marketing expenses	(881)	(882)
General and administrative expenses	(409)	(342)

Operating profit / (loss)	124	(15)
Other expense, net	(174)	(45)
Interest expense, net	(112)	(92)

Loss before income taxes	(162)	(152)
Income tax (expense) / income	(15)	41

Net loss	(177)	(111)

Net gain / (loss) attributable to non-controlling interests and redeemable non-controlling interests	4	(9)
Adjustment of redeemable non-controlling interest to redemption value	15	0
Net loss attributable to Flutter shareholders	(196)	(102)
Net loss per share
Basic	(1.10)	(0.58)
Diluted	(1.10)	(0.58)
Other comprehensive (loss) / income, before tax:
Effective portion of changes in fair value of cash flow hedges	23	(60)
Fair value of cash flow hedges transferred to the income statement	(14)	43
Foreign exchange (loss) / gain on net investment hedges	(21)	4
Foreign exchange (loss) / gain on translation of the net assets of foreign currency denominated entities	(185)	177
Fair value movements on available for sale debt instruments	(1)	1

Other comprehensive (loss) / income	(198)	165

Other comprehensive (loss) / income attributable to Flutter shareholders	(188)	139
Other comprehensive (loss) / income attributable to non-controlling interest and redeemable non-controlling interest	(10)	26

Total comprehensive (loss) / income	$(375)	$54

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND REDEEMABLE
NON-CONTROLLING
INTERESTS
($ in millions except share amounts)

	Redeemable non-controlling interests	Ordinary Share		Shares held by employee benefit		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Flutter Shareholders’ Equity	Non-controlling Interests	Total Equity
		Shares	Amount	Shares	Amount

Balance at January 1, 2023	929	176,091,902	36	1,396	(1)	1,192	(1,782)	11,590	11,035	156	11,191

Net loss	(7)	—	—	—	—	—	—	(102)	(102)	(2)	(104)
Adjustment of redeemable non-controlling interest to redeemable fair value	125	—	—	—	—	—	—	(125)	(125)	—	(125)
Shares issued on exercise of employee share options	—	330,483	0	—	—	1	—	—	1	—	1
Equity-settled transactions – expense recorded in the income statement	—	—	—	—	—	32	—	—	32	—	32
Other comprehensive income / (loss)	24	—	—	—	—	—	139	—	139	2	141

Balance at March 31, 2023	1,071	176,422,385	$36	1,396	$(1)	$1,225	$(1,643)	$11,363	$10,980	$156	$11,136

	Redeemable non-controlling interests	Ordinary Share		Shares held by employee benefit		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Flutter Shareholders’ Equity	Non-controlling Interests	Total Equity
		Shares	Amount	Shares	Amount

Balance at January 1, 2024	1,152	177,008,649	36	—	—	1,385	(1,483)	10,106	10,044	172	10,216

Net profit / (loss)	15	—	—	—	—	—	—	(196)	(196)	4	(192)
Adjustment of redeemable non-controlling interest to redeemable fair value	216	—	—	—	—	—	—	(216)	(216)	—	(216)
Shares issued on exercise of employee share options	—	436,546	0	—	—	14	—	—	14	—	14
Equity-settled transactions – expense recorded in the income statement	—	—	—	—	—	40	—	—	40	—	40
Acquisition of redeemable non-controlling interests	89	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	(10)	—	—	—	—	—	(186)	—	(186)	(2)	(188)

Balance at March 31, 2024	$1,462	177,445,195	$36	$—	$—	$1,439	$(1,669)	$9,694	$9,500	$174	$9,674

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three months ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(177)	$(111)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	297	297
Change in fair value of derivatives	(15)	17
Non-cash interest income, net	(1)	(8)
Non-cash operating lease expense	32	31
Unrealized foreign currency exchange loss / (gain), net	8	(36)
Share-based compensation – equity classified	40	32
Share-based compensation – liability classified	1	14
Other expense, net	186	64
Deferred tax benefit	(48)	(113)
Change in contingent consideration	—	(2)
Change in operating assets and liabilities:
Player deposits - investments	—	(7)
Accounts receivable, net	19	45
Prepaid expenses and other current assets	13	(73)
Accounts payable	(18)	25
Other current liabilities	(40)	(119)
Player deposit liability	73	(77)
Operating leases liabilities	(33)	(28)

Net cash provided by / (used in) operating activities	337	(49)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(22)	(18)
Purchases of intangible assets	(57)	(43)
Capitalized software	(73)	(66)
Acquisitions, net of cash acquired	(107)	—

Net cash used in investing activities	(259)	(127)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of ordinary share upon exercise of options	14	1
Proceeds from issuance of long-term debt (net of transaction costs)	639	609
Repayment of long-term debt	(834)	(608)

Net cash (used in)/provided by financing activities	(181)	2

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(103)	(174)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of the period	3,271	2,990
Foreign currency exchange gain on cash and cash equivalents	(11)	25

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of the period	3,157	2,841

CASH, CASH EQUIVALENTS AND RESTRICTED CASH comprise of:
Cash and cash equivalents	$1,353	$821
Cash and cash equivalents – restricted	22	28
Player deposits – cash & and cash equivalents	1,782	1,992

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of the period	$3,157	$2,841

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	123	97
Income taxes paid	29	52
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating cash flows from operating leases	38	32
Right of use assets obtained in exchange for new operating lease liabilities	20	20
Adjustments to lease balances as a result of remeasurement.	(2)	6
Business acquisitions (including contingent consideration)	$26	$—
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS
Flutter Entertainment plc (the “Company” or “Flutter”) and its subsidiaries (together referred to as the “Group”) is a global online sports betting and iGaming entity, operating some of the world’s most innovative, diverse and distinctive online sports betting and gaming
brands such as FanDuel, Sky Betting & Gaming, Sportsbet, PokerStars, Paddy Power, Sisal, tombola, Betfair, TVG, Junglee Games, Adjarabet and MaxBet. As of March 31, 2024, the Group offered its products in over
 100
countries
. The Group’s iGaming products are provided across its online business in many, but not all, jurisdictions in which it offers its sports services.
The Group is a public limited company incorporated in the Republic of Ireland and has its listing on the main market of the London Stock Exchange (“LSE”).
Public Listing on the New York Stock Exchange (“NYSE”)
On January 29, 2024, the Group completed its registration process with the United States Securities and Exchange Commission (“SEC”), and listed on the New York Stock Exchange (“NYSE”) for public trading.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis
of presentation
— These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting and the rules and regulations of the SEC. As such, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Group’s audited consolidated financial statements as of and for the year ended December 31, 2023. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Group’s consolidated financial statements included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2023, as filed with the SEC on March 26, 2024 (the “2023 Annual Report”). These condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Group’s unaudited condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year, due to seasonal fluctuations in the Group’s revenue as a result of the timing of various sports seasons, sporting events and other factors.
Recent Accounting Pronouncements Adopted
In January 2024, the Group adopted Accounting Standards Update ASU
2022-03,
Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance in Accounting Standards Codification Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions and Leases (Topic 842): Common Control Arrangements (ASU
2023-01),
which requires leasehold improvements associated with common control leases to be amortized over the useful life to the common control group. The new standards did not have material impact on the Group’s unaudited condensed consolidated financial statements.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Accounting Pronouncements Not Yet Adopted
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
In March 2024, the FASB issued ASU
2024-01,
Compensation – Stock Compensation (Topic 718): which clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years with early adoption permitted. While the Group is continuing to assess the timing of adoption and the potential impacts of ASU
2024-01,
it does not expect ASU
2024-01
to have a material effect on the Group’s consolidated financial condition, results of operations or cash flows.

3.	SEGMENTS AND DISAGGREGATION OF REVENUE
The Group reports its financial statements based on four reportable segments:

•	U.S.;

•	UK & Ireland;

•	International; and

•	Australia
The segment information aligns with how the chief operating decision maker (“CODM”) reviews and manages the business. The Group determined that it is the Chief Executive Officer and Chief Financial Officer jointly who are performing the function of CODM.
Beginning January 1, 2024, the Group revised its definition of Adjusted EBITDA, which is the segment measurement used to evaluate performance and allocate resources. The definition of Adjusted EBITDA now excludes share-based compensation as management believes inclusion of share-based compensation can obscure underlying business trends as share-based compensation could vary widely among companies due to different plans in place resulting in companies using share-based compensation awards differently, both in type and quantity of awards granted.
Effective January 1, 2024, subsequent to the Group’s decision to close the sports betting platform “FOX Bet”, the Group reorganized how the PokerStars (U.S.) business is managed which resulted in a change in operating segment composition. From January 1, 2024, PokerStars (U.S.) is included in the International segment as opposed to the U.S. segment.
Segment results for the three months ended March 31, 2023, have been revised to reflect the change in operating segment measurement and change in operating segment composition.
The Group manages its assets on a total company basis, not by operating segment. Therefore, the CODM does not regularly review any asset information by operating segment and accordingly, the Group does not report asset information by operating segment.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the Group’s segment information:

	Three months ended March 31,
($ in millions)	2024	2023
Revenue
U.S.
Sportsbook	$986	$759
iGaming	358	241
Other	66	71

U.S. segment revenue	1,410	1,071

UKI
Sportsbook	411	376
iGaming	406	319
Other	44	41

UKI segment revenue	861	736

International
Sportsbook	160	181
iGaming	600	553
Other	37	26

International segment revenue	797	760

Australia
Sportsbook	329	351

Australia segment revenue	329	351

Total reportable segment revenue	$3,397	$2,918

iGaming revenue includes iGaming, Poker, and
Lottery
.
The information below summarizes revenue by geographical market for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in millions)	2024	2023

U.S.	$1,399	$1,083
UK	782	660
Ireland	77	78
Australia	329	351
Italy	365	369
Rest of the world	445	377

Total revenue	$3,397	$2,918

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The information below shows the reconciliation of reportable segment Adjusted EBITDA to loss before taxes for the three months ended March 31, 2024, and 2023:

	Three months ended March 31,
($ in millions)	2024	2023

U.S.	$26	$(53)
UKI	268	206
International	173	149
Australia	83	85

Reportable segment adjusted EBITDA	550	387
Unallocated corporate overhead 1	(36)	(35)
Depreciation and amortization	(297)	(297)
Share-based compensation expense	(41)	(46)
Transaction fees and associated costs 2	(29)	(3)
Restructuring and integration costs 3	(23)	(21)
Other expense, net	(174)	(45)
Interest expense, net	(112)	(92)

Loss before taxes	$(162)	$(152)

1.	Unallocated corporate overhead includes shared technology, research and development, sales and marketing, and general and administrative expenses that are not allocated to specific segments.

2
Comprises advisory fees of $25 million related to
implementation
of
internal controls
, information system changes and other activities related to the anticipated change in the primary listing of the Group for the three months ended March 31, 2024.

3
During the three months ended March 31, 2024, costs of $23 million (three months ended March 31, 2023: $21 million) primarily relate to various restructuring and other strategic initiatives to drive synergies. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. The costs primarily include severance expenses, advisory fees and temporary staffing cost.

4.	OTHER EXPENSE, NET
The following table shows the detail of other expense, net for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in millions)	2024	2023

Foreign exchange (loss) / gain, net	$(3)	$36
Fair value gain / (loss) on derivative instruments	15	(17)
Fair value loss on Fox Option liability	(184)	(64)
Fair value loss on investment	(2)	—

Total other expense, net	$(174)	$(45)

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	INTEREST EXPENSE, NET
The following table shows the detail of interest expense, net for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in millions)	2024	2023

Interest and amortization of debt discount and expense on long-term debt, bank guarantees	$(126)	$(97)
Other interest expense	(2)	—
Interest income	16	5

Total interest expense, net	$(112)	$(92)

6.	INCOME TAXES
For interim income tax reporting the Group estimates its annual effective tax rate and applies it to its year-to-date
ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about beginning of year valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Group’s effective income tax rate was a provision of 9.2% on loss before income taxes for the three months ended March 31, 2024 (benefit of 27.0% on loss before income taxes for the three months ended March 31, 2023). The difference in the effective income tax rate compared to the Irish corporation trading tax rate of 12.5% primarily reflects the tax impact of the impact of amortization
of acquired intangibles and profit mix across jurisdictions, as well as the tax impact of discrete adjustments which includes our loss making jurisdictions and the fair value loss on Fox Option Liability.
The Group do
e
s
not expect there to be any material changes to its existing
unrecognized
tax benefits over the next 12 months, due to the current position with taxing authorities. The Group regularly reviews its tax position on the basis of current law.
The Organization for Economic

Co-operation
and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. Certain countries in which we operate have adopted the legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The Group does not expect Pillar 2 to have a material impact on its effective tax rate and continues to monitor the impact of the Pillar 2 legislation on its future financial performance.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	LOSS PER SHARE
The following table sets forth the computation of the Group’s basic and diluted net loss per ordinary share attributable to the Group:

	Three months ended March 31,
($ in millions except share and per share amounts)	2024	2023

Numerator
Net loss	$(177)	$(111)
Net gain/(loss) attributable to non-controlling interests and redeemable non-controlling interests	4	(9)
Adjustment of redeemable non-controlling interest to redemption value	15	0

Net loss attributable to Flutter shareholders – basic and diluted	$(196)	$(102)

Denominator
Weighted average shares – basic and diluted	178	177

Net loss per share attributable to Flutter shareholders – basic and diluted	$(1.10)	$(0.58)

The number of options excluded from the diluted weighted average number of ordinary
share calculation due to their effect being anti-dilutive is
1,987,193
(2023:
2,111,280
).

1
0

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following tables presents the changes in accumulated other comprehensive income / (loss) by component:

($ in millions)	Gains and losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Debt securities	Foreign Currency Items	Total

Balance as of December 31, 2023	$(6)	$(1)	$(1,476)	$(1,483)
Other comprehensive income / (loss) before reclassifications	23	(1)	(194)	(172)
Amounts reclassified from accumulated other comprehensive income	(14)	—	—	(14)

Net current period other comprehensive income / (loss)	9	(1)	(194)	(186)

Balance as of March 31, 2024	$3	$(2)	$(1,670)	$(1,669)

($ in millions)	Gains and losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Debt securities	Foreign Currency Items	Total

Balance as of December 31, 2022	$22	$(6)	$(1,798)	$(1,782)
Other comprehensive income / (loss) before reclassifications	(60)	1	155	96
Amounts reclassified from accumulated other comprehensive loss	43	—	—	43

Net current period other comprehensive income / (loss)	(17)	1	155	139

Balance as of March 31, 2023	$5	$(5)	$(1,643)	$(1,643)

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of March 31, 2024, and December 31, 2023:

($ in millions)	As of March 31, 2024	As of December 31, 2023
Prepayments and accrued income	$240	$205
Derivative financial assets	10	—
Current tax receivable	55	59
Inventory	15	13
Other receivables	128	166

Total Prepaid expenses and other current assets	$448	$443

10.	OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following as of March 31, 2024 and December 31, 2023:

($ in millions)	As of March 31, 2024	As of December 31, 2023

Accrued expenses	$1,031	$945
Betting duty, data rights, and product and race field fees	444	453
Employee benefits	192	330
Sports betting open positions	110	119
Derivatives liability	145	156
Current tax payables	123	94
Loss contingencies	79	74
Indirect and payroll taxes	155	155
Deferred consideration	26	—

Total other current liabilities	$2,305	$2,326

Loss contingencies include accruals related to regulatory investigations and proceedings including those relating to gaming taxes to the extent to which they may apply to our business and industry.
The Group includes contract liability in relation to sports betting open positions in the Consolidated Balance Sheet. The contract liability balance was as follows:

For the three months ended March 31, 2024

Contract liability, beginning of the reporting period	$119
Contract liability, end of the reporting period	110
Revenue recognized in the period from amounts included in contract liability at the beginning of the reporting period	119
Revenue recognized related to the contract liability for the three months ended March 31, 2023
,
was $113 million.

1
2

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	BUSINESS COMBINATIONS
On January 10, 2024, the Group completed the acquisition of 51%
of MaxBet, a leading omni-channel sports betting and iGaming operator in Serbia. The purchase comprised of a provisional cash consideration of $144 million (€132 million), which remains subject to the finalization of the completion accounts as defined in the share purchase agreement and any consequent adjustment to the provisional purchase consideration. This process is expected to be completed in the second quarter of
2024.
The
share purchase agreement also includes call and put options to acquire the remaining
49%
stake. The call and put options are exercisable in 2029, commencing on the date on which the option price is determined in accordance with th
e
terms set out in the shareholders agreement and ending on a date that is 30 days thereafter. The options expire if neither the Group nor the non-controlling
interest shareholder groups exercise the options within the option exercise period. The option price is calculated using a multiple of MaxBet’s EBITDA less net debt or plus net cash, as defined in the shareholders agreement, subject to a cap calculated as $7 billion (€6 billion) less the purchase consideration. The options can be settled, at the Group’s election, in cash or freely tradeable shares of Flutter.
The provisional fair value of assets and liabilities acquired was $117 million. The provisional measurements of fair value for certain assets and liabilities may be subject to change as additional information is received. The Group expects to finalize the valuation as soon as practicable, but not later than one year from acquisition date.
The acquisition resulted in the recognition of $116 million goodwill on the acquisition date which has been allocated to the International segment and reporting unit. The main factors leading to the recognition of goodwill (none of which is deductible for tax purposes) is the opportunity for the Group to enter the market in the Balkans region where MaxBet is one of the market leaders with an established retail and online presence. There are also tangible opportunities to deliver synergies from the acquisition of MaxBet through (i) leveraging MaxBet’s retail channel to grow online deposits for existing Flutter brands and (ii) enhancing MaxBet’s online capabilities by utilizing the Group’s technology and marketing resources.
The fair value of redeemable non-controlling interest was $89 million, which was provisionally estimated by applying a discount for lack of marketability of 20%
considering the output of the Finnerty method and discount for lack of control of 20%
using implied discounts from observable transactions and data based on Mergerstat studies.
Acquisition-related costs during the three months ended March 31, 2024 and March 31, 2023 were not material and are included in the general and administrative expenses in the Group’s consolidated statement of comprehensive (loss) / income.
Since

the date of acquisition to March 31, 202
4
, MaxBet has contributed revenue of $47 million and $3 million of profit after tax to the results of the Group. Considering the size of the acquisition is not material, no additional informati
o
n is provided.

1
3

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	LONG-TERM DEBT
The Group’s debt comprised of the following:

	As of March 31, 2024		As of December 31, 2023
	Principal outstanding balance in currency of borrowing Local currency (in millions)	Outstanding Balance ($ in millions)	Principal outstanding balance in currency of borrowing Local currency (in millions)	Outstanding Balance ($ in millions)

Term Loan B Agreement
USD First Lien Term Loan B due 2028	$—	—	$514	514
EUR First Lien Term Loan B due 2026	€507	548	€507	560
TLA/TLB/RCF Agreement
GBP First Lien Term Loan A due 2028	£1,034	1,307	£1,034	1,315
EUR First Lien Term Loan A due 2028	€380	411	€380	419
USD First Lien Term Loan A due 2028	$166	166	$166	166
USD First Lien Term Loan B due 2030	$3,905	3,908	$3,400	3,400
GBP Revolving Credit Facility due 2028	£433	548	£578	736
Total debt principal including accrued interest		6,888		7,110

Less: unamortized debt issuance costs		(52)		(54)
Total debt		6,836		7,056
Current portion		(46)		(51)

Total long-term debt		$6,790		$7,005

As of March 31, 2024, the contractual principal repayments of the Group’s outstanding borrowings, excluding accrued interest, amount to the following:

($in millions)

2024	$31
2025	39
2026	587
2027	39
2028	2,468
Thereafter	3,719

Total	$6,883

During
the
three months
ended March 31, 2024, the Group has drawn $126 million (March 31, 2023: $609 million) and repaid of $309 million (March 31, 2023: $598 million) under the GBP revolving credit facility. The Group had an undrawn revolving credit commitment of $716 million as of March 31, 2024 (December 31, 2023:
$
537 million), of which $13 million (December 31, 2023: $13 million) was reserved for issuing guarantees.

1
4

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On
March 14, 2024, the Group refinanced the remaining amounts due under the USD First Lien Term Loan B due 2028 by entering into the First Incremental Assumption Agreement (the “Assumption Agreement”) to the TLA/TLB/RCF Agreement dated as of November 24, 2023 (as amended, the “Credit Agreement”). After giving effect to the Assumption Agreement, the aggregate principal amount of Term B loans outstanding under the Credit Agreement increased by $514 million (the “First Incremental Term B Loans”), which is fungible with the existing Term B loans outstanding under the Credit Agreement. As the terms of First Incremental Term B Loans were
not substantially different from those of the original USD First Lien Term Loan B due 2028, the refinance was treated as continuation of
the original debt instrument for accounting purposes.
As of March 31, 2024, and December 31, 2023, the Group was in compliance with all debt covenants.

1 3 .	DERIVATIVES
In the normal course of the Group’s business operations, it is exposed to certain risks, including changes in interest rates and foreign currency risk. In order to manage these risks, the Group uses derivative instruments such as futures, forward contracts, swaps, options and other instruments with similar characteristics. All of the Group’s derivatives are used for non-trading
activities.
Cash flow hedges of interest rate and foreign currency risk
Interest rate and foreign currency risk arising from a portion of the Group’s floating interest rate USD First Lien Term Loan A maturing in 2028 and USD First Lien Term Loan B maturing in 2030 respectively are managed using interest rate swaps and cross-currency interest rate swaps respectively, which are designated as cash flow hedges with the objective of reducing the volatility of interest expense and foreign currency gains and losses. Under the terms of the cross-currency interest rate swaps, the Group makes fixed- rate interest payments in pounds sterling (GBP) or euro (EUR) and receives variable interest amounts in U.S. dollars (USD) from counterparties over the life of the agreements effectively converting the variable rate term loans into fixed interest rate debts with the exchange of the underlying notional amounts at maturity whereby the Group will receive USD from and pay GBP or EUR to the counterparties at exchange rates which are determined at contract inception. Under the terms of the interest rate swaps, the Group makes fixed rate interest payments and receives variable interest amounts in USD from counterparties over the life of the agreements, effectively converting the variable rate term loans into fixed interest rate debts.
The notional amount of cross-currency interest rate swaps accounted for as cash-flow hedges was $1,599 million as of March 31, 2024, and $1,603 million as of December 31, 2023 with maturities of ranging from September 2024 to June 2025. The notional amount of interest-rate swaps accounted for as cash-flow hedges was $1,092 million as of March 31, 2024 and $1,094 million as of December 31, 2023 with maturities ranging from September 2024 to June 2025. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income / (loss), until earnings are affected by the variability of cash flows. Amounts recorded in accumulated other comprehensive income / (loss) were recognized in earnings within interest expense, net when the hedged interest payment was accrued. In addition, since the cross-currency interest rate swaps was a hedge of variability of the functional-currency-equivalent cash flows of the recognized term loan liability remeasured at spot exchange rates under ASC 830, “Foreign Currency Matters,” an amount that offset the gain or loss arising from the remeasurement of the hedged term loan liability was reclassified each period from accumulated other comprehensive income / (loss) to earnings in the foreign exchange loss, net, which is a component of other income, net.

1
5

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The
amount reclassified from accumulated other comprehensive income / (loss) into earnings was a net loss of $14 million for the three months ended March 31, 2024
,
and a net gain of $43 million for the three months ended March 31, 202
3
.
The Group expects to reclassify a gain of $4 million
from accumulated other comprehensive income / (loss)
into
earnings within the next 12 months.
Net investment hedge
The Group has investments in various subsidiaries which form part of the Group’s International segment with Euro functional currencies. As a result, the Group is exposed to the risk of fluctuations between the Euro and GBP exchange rates. The Group designated its EUR First Lien Term Loan A maturing in 2028, EUR First Lien Term Loan B maturing in 2026 and receive fixed rate, pay fixed rate cross-currency interest swaps whereby the Group will receive GBP from and pay Euro to the counterparties at exchange rates which are determined at contract inception, as a net investment hedge of its Euro denominated subsidiaries which are intended to mitigate foreign currency exposure related to non-GBP
net investments in certain Euro functional subsidiaries.
As of March 31, 2024, the nominal exposures of EUR First Lien Term Loan A and EUR First Lien Term Loan B designated as net investment hedges were $959 million. The designated hedge amounts were considered highly effective. The Group has also designated certain EUR cross currency interest rate swap contracts in net investment hedging relationships. The notional amount of cross-currency swaps accounted for as net investment hedges was $350 million as of March 31, 2024.
The foreign currency transaction gains and losses on the euro-denominated portion of the term loan and the cross-currency interest swaps, which are designated and effective as a hedge of the Group’s net investment in its euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Losses, net of tax, included in the foreign currency translation adjustment were
$21
million for the three months ended March 31, 2024, and gains, net of tax amounting to

$4 million for the
three months
ended March 31, 2023. There were no amounts reclassified out of accumulated other comprehensive income (“AOCI”) pertaining to the net investment hedge during the three months
ended March 31, 2024, and 2023 as the Group has not sold or liquidated (or substantially liquidated) its hedged subsidiaries.
Economic hedges
The Group uses cross-currency interest rate swaps to economically hedge the Group’s net foreign currency exposure arising from 1) the risk of fluctuations between the EUR and GBP exchange rates from the Group’s investment in various subsidiaries which form part of the Group’s International segment and 2) the risk of fluctuations between the USD and GBP exchange rates arising from the portion of the Group’s USD Term Loan that is not designated in a cash flow hedge. The cross-currency interest rate swaps are also used to manage the interest rate risk arising from the portion of the Group’s USD Term Loan that is not designated in a cash flow hedge. Under the terms of the cross-currency interest rate swaps, the Group makes fixed-rate interest payments in EUR and receives variable interest amounts in USD from counterparties over the life of the agreements effectively converting the variable rate debt into fixed interest rate debt with the exchange of the underlying notional amounts at maturity whereby the Group will receive USD from and pay EUR to the counterparties at exchange rates which are determined at contract inception. Changes in the fair value of these instruments are recorded in earnings throughout the term of the cross-currency interest rate swaps and are reported in other income, net in the Condensed Consolidated Statements of Comprehensive (Loss) / Income. As of March 31, 2024, the cross-currency interest rate swaps have maturities of September 2024 and June 2025.

1
6

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the fair value of derivatives as of March 31, 2024 and December 31, 2023:

$ in millions	Derivative Assets				Derivative Liabilities
	Mar-24		Dec-23		Mar-24		Dec-23
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Other current liabilities	$(96)	Other current liabilities	$(104)
Cross-currency interest rate swaps	Other non-current assets	—	Other non-current assets	—	Other non-current liabilities	(10)	Other non-current liabilities	(21)
Interest rate swaps	Other non-current assets	5	Other non-current assets	—	Other non-current liabilities	—	Other non-current liabilities	—

Total derivatives designated as cash flow hedges		$5		$—		$(106)		$(125)

Derivatives designated as net investment hedges:
Cross-currency interest swaps	Other non-current assets	4	Other non-current assets	$—	Other non-current liabilities	$—	Other non-current liabilities	$(1)

Total derivatives designated as hedging instrument		4		$—		$—		$(1)

$ in millions	Derivative Assets				Derivative Liabilities
	Mar-24		Dec-23		Mar-24		Dec-23
Derivatives not designated as hedging instruments:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	10	Prepaid expenses and other current assets	—	Other current liabilities	$(49)	Other current liabilities	$(52)

Total derivatives not designated as hedging instruments		$10		$—		$(49)		$(52)

Total derivatives		$19		$—		$(155)		$(178)

1
7

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	SHARE-BASED COMPENSATION
For the three months ended March 31, 2024, the Group did not grant any restricted awards or share options.
As of March 31, 2024, 3,434,407 restricted awards and options were outstanding across all employee share schemes.
Total compensation cost arising from employee share schemes for the three mont
hs ended March 31, 2024, and March 31, 2023, was $41 million and $46 million respectively, classified in the Condensed Consolidated Statements of Comprehensive (Loss) / Income as follows:

($ in millions)	Three months ended March 31,
	2024	2023
Cost of sales	$4	$3
Technology, research and development expenses	7	7
Sales and marketing expenses	2	3
General and administrative expenses	28	33

Total share-based compensation	$41	$46

1
8

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	FAIR VALUE MEASUREMENTS
The following tables set forth the fair value of the
Group’s financial assets
, financial liabilities and redeemable
non-controlling
interests measured at fair value based on the three-tier fair value hierarchy:

	As of March 31, 2024
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – investments	$143	$30	$—	$173
Equity securities	—	—	7	7
Derivative financial assets	—	19	—	19

Total	143	49	7	199

Financial liabilities measured at fair value:
Derivative financial liabilities	—	155	—	155
Fox Option Liability	—	—	580	580
Contingent consideration	—	—	19	19

Total	—	155	599	754

Redeemable non-controlling interests at fair value	$—	$—	$(1,304)	$(1,304)

	As of December 31, 2023
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – investments	$33	$139	$—	$172
Equity securities	—	—	9	9

Total	33	139	9	181

Financial liabilities measured at fair value:
Derivative financial liabilities	—	178	—	178
Fox Option Liability	—	—	400	400
Contingent consideration	—	—	20	20

Total	—	178	420	598

Redeemable non-controlling interests at fair value	$—	$—	$1,100	$1,100
Pokerstars trademark held and used 1	$—	$—	$368	$368

Total nonrecurring fair value measurement	$—	$—	$368	$368

1
In accordance with subtopic
360-10,
Pokerstars trademark held and used with a carrying amount of $1,093 million was written down to its fair value of $368 million, in the fourth quarter of 2023 resulting in an impairment of $725 million, which was included in sales and marketing expenses. The Group utilized the relief from royalty method under the income approach to estimate the fair value. Assumptions inherent in estimating the fair value included revenue forecast, royalty rate of 5.0%, income tax rate of 12.5%, and discount rate of 12.5%. The Group selected the assumptions used in the financial forecasts of cash flows specific to the remaining useful life of the trademark using historical data, supplemented by current and anticipated market conditions and estimated growth rates. Financial forecasts beyond the period covered by the plans were estimated by extrapolating the forecasts based on the plans using a steady growth in line with the long-term average growth for the countries in which the trademark is used. As the fair value measurements were based on significant inputs not observable in the market, they represented Level 3 measurements within the fair value hierarchy.

There were no
transfers between levels of the fair value hierarchy during the three months ended March 31, 2024, and December 31, 2023.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Valuation of Level 2 financial instruments
Available for sale – Player deposits – investments
The Group has determined that the fair value of available for sale – player deposits – investments is determined by using observable quoted prices or observable input parameters derived from comparable bonds/markets. Although the Group has determined that
a
number of the bonds fall within Level 1 of the fair value hierarchy, there are a class of bonds which have been classified as Level 2 due to the existence of relatively inactive trading markets for those bonds.
Derivative financial assets and liabilities – Swap agreements
The Group uses derivative financial instruments to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis of the expected cash flows of each derivative and incorporates credit valuation adjustments. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, such as yield curves, spot and forward FX rates.
As of March 31, 2024, the Group assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Group determined that its valuations of its derivatives in their entirety are classified in Level 2 of the fair value hierarchy.
Valuation of Level 3 financial instruments
Equity securities
The Group determined the fair value of investments in equity securities that do not have a readily available market value amounting to $7 million at March 31, 2024 (December 31, 2023: $9 million) using the Market
Comparable Companies Approach. The EBITDA
 multiple used to develop the level 3 fair value measured was 6.21 for the three months ended March 31, 2024 (December 31, 2023: 8.08), which was based on the guideline public company method. An increase in the input would result in an increase in the investments in equity securities valuation; a decrease in the input would result in a decrease in the investments in equity securities valuation. The total unrealized loss
of $2 million for the three months ended March 31, 2024 (March 31, 2023: $0 million)
is recognized with other expense, net in the Condensed Consolidated Statements of Comprehensive (Loss) / Income.
Non-derivative financial instruments
Fox Option
The fair value of the Fox Option amounts t
o $580
million at March 31, 2024 and
 $400
million at December 31, 2023 which was determined using an option pricing model. As of March 31, 2024, and December 31, 2023, the option price was $4.4 billion and $4.3 billion, respectively. The significant unobservable inputs were the enterprise value of FanDuel, the discount for lack of marketability (“DLOM”), the discount for lack of control (“DLOC”), implied volatility and probability of Fox getting licensed.
The enterprise value of FanDuel was determined using an equal weight to the value indications of the discounted cash flow analysis and the guideline public company analysis. The discount rate used in the discounted cash flow analysis was 20.5% and 19.0%
for the
three months

ended March 31, 2024 and
year ended
December 31, 2023, respectively.
Additionally, management applied a combined
 35%
discount for lack of marketability and lack of control as of March 31, 2024, and year ended December 31, 2023. A range of DLOMs obtained using these approaches was

13.2
%
to

20.4
%
.
DLOC was estimated at 18.4% and 18% using implied discounts in previous observable transactions involving FanDuel’s equity ownership and data based on Mergerstat studies for the three months ended March 31, 2024, and the year ended December 31, 2023 respectively.

2
0

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Management selected a discount rate of 35%, which is on the higher end of the third quartile based on the ranges considered by management.
The
volatility was 36% and 36%
for the three months ended March 31, 2024 and year ended December 31, 2023, which was within the range of selected comparable companies. In developing the fair value measurement, the probability of a market participant submitting to and obtaining a license was estimated at

75
%
for the three months ended March 31, 2024, and the year ended December 31, 2023.
Changes in discount rates, revenue multiples, DLOM, DLOC, implied volatility and probability of Fox getting licensed, each in isolation, may change the fair value of certain of the Fox Option. Generally, an increase in discount rates and DLOM, DLOC or decrease in revenue multiples, implied volatility and probability of Fox getting licensed may result in a decrease in the fair value of the Fox Option. Due to the inherent uncertainty of determining the fair value of the Fox Option, the fair value of the Fox Option may fluctuate from period to period. Additionally, the fair value of the Fox Option may differ significantly from the value that would have been used had a readily available market existed for FanDuel Group LLC. In addition, changes in the market environment and other events that may occur over the life of the Fox Option may cause the losses ultimately realized on the Fox Option to be different than the unrealized losses reflected in the valuations currently assigned.
Redeemable
non-controlling
interests at fair value
The terms of symmetrical call and put options agreed between the Group and Boyd require exercise price to be calculated at fair market value without giving effect to DLOM and DLOC. FanDuel’s pre-discount
enterprise value determined in the same manner as discussed earlier for March 31, 2024 and December 31, 2023 is considered in measuring the fair value of redeemable non-controlling
interests owned by Boyd.
Contingent c
o
nsideration
The contingent consideration payable is primarily determined with reference to forecast performance for the acquired businesses during the relevant time periods and the amounts to be paid in such scenarios. The fair value was estimated by assigning probabilities to the potential payout scenarios. The significant unobservable inputs are forecast performance for the acquired businesses.
The fair value of contingent consideration is primarily dependent on forecast performance for the acquired businesses in excess of a predetermined base target. An increase and decrease of 10% in the excess over the predetermined base target during the relevant time periods would increase and decrease the value of contingent consideration at March 31, 2024 by $2 million and $2 million, respectively (December 31, 2023: $2 million and $2 million).

2
1

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Movements in the three months period in respect of Level 3 financial instruments carried at fair value
The movements in respect of the financial assets and liabilities carried at fair value are as follows:

($ in millions)	Contingent consideration	Equity securities	Fox Option liability	Total	Redeemable non- controlling interest at fair value

Balance at December 31, 2023	$(20)	$9	$(400)	$(411)	$(1,100)
Total gains or losses for the period:
Included in earnings	—	(2)	(184)	(186)	—
Included in other comprehensive income	1	—	4	5	—
Attribution of net loss and other comprehensive income:
Net loss attributable to redeemable non-controlling interest	—	—	—	—	1
Other comprehensive income attributable to redeemable non-controlling interest	—	—	—	—	11
Adjustment of redeemable non-controlling interest to redemption at fair value	—	—	—	—	(216)

Balance at March 31, 2024	(19)	7	(580)	(592)	(1,304)

Change in unrealized gains or losses for the period included in earnings	—	(2)	(184)	(186)	—

Change in unrealized gains or losses for the period included in other comprehensive income	$—	$—	$4	$4	$—

($ in millions)	Contingent consideration	Equity securities	Fox Option liability	Total	Redeemable non- controlling interest at fair value

Balance at December 31, 2022	$(22)	$11	$(220)	$(231)	$(781)
Total gains or losses for the period:
Included in earnings	—	—	(64)	(64)	—
Included in other comprehensive income	2	—	(6)	(4)	—
Attribution of net loss and other comprehensive income:
Net loss attributable to redeemable non-controlling interest	—	—	—	—	4
Other comprehensive income attributable to redeemable non-controlling interest	—	—	—	—	(17)
Adjustment of redeemable non-controlling interest to redemption at fair value	—	—	—	—	(125)

Balance at March 31, 2023	(20)	11	(290)	(299)	(919)

Change in unrealized gains or losses for the period included in earnings	—	—	(64)	(64)	—

Change in unrealized gains or losses for the period included in other comprehensive income	$—	$—	$(6)	$(6)	$—

2
2

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.	COMMITMENTS AND CONTINGENCIES
Guarantees
The Group has uncommitted working capital overdraft facilities as of March 31, 2024 of $21 million (December 31, 2023: $21 million) with Allied Irish Banks p.l.c. These facilities are secured by a Letter of Guarantee from Flutter Entertainment plc.
The Group has bank guarantees: (i) in favor of certain gaming regulatory authorities to guarantee the payment of player funds, player prizes, and certain taxes and fees due by a number of Group companies; and (ii) in respect of certain third-party rental and other property commitments, merchant facilities and third-party letter of credit facilities. The maximum amount of the guarantees as of March 31, 2024 was $313 million (December 31, 2023: $322 million). No claims had been made against the guarantees as of March 31, 2024 (December 31, 2023: $0). The guarantees are secured by counter indemnities from Flutter Entertainment plc and certain of its subsidiary companies. The value of cash deposits over which the guaranteeing banks hold security was $53 million as of March 31, 2024 (December 31, 2023: $29 million).
Other purchase obligations
The Group is a party to several
non-cancelable
contracts with vendors where the Group is obligated to make future minimum payments under the terms of these contracts as follows:

($ in millions)	Three months ended March 31, 2024

From April 1, 2023 to December 31, 2024	$831
2025	720
2026	458
2027	316
2028	191
Thereafter	480

$2,996

Legal Contingencies
The Group is involved, from time to time, in various litigation, administrative and other legal proceedings, including regulatory actions, incidental or related to its business. The Group establishes an accrued liability for legal claims and indemnification claims when the Group determines that a loss is both probable and the amount of the loss can be reasonably estimated. The est ima
tes are based on all known facts at the time and our assessment of the ultimate outcome. As additional information becomes available, the Group reassesses the potential liability related to our pending claims and litigations, which may also revise our estimates. The amount of any loss ultimately incurred in relation to these matters may be higher or lower than the amounts accrued. Due to the unpredictable nature of litigation, there can be no assurance that our accruals will be sufficient to cover the extent of our potential exposure to losses. Any fees, expenses, fines, penalties, judgments, or settlements which might be incurred by us in connection with the various proceedings could affect our results of operations and financial condition.

2
3

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Austrian and German player claims
As previously reported, the Group has seen a number of player claims in Austria and Germany for reimbursement of historic gaming losses. The basis of these claims is rooted in the Group having provided remote services in Austria and Germany (outside of Schleswig-Holstein) from Maltese entities on the basis of multi-jurisdictional Maltese licenses, which the Group continues to believe is compliant in accordance with EU law. However, the Austrian Courts and certain German Courts consider the Group’s services non-compliant
with their respective local laws. The Group strongly disputes the basis of these claims and judgements made by Austrian and German courts in awarding the player’s claims.
As of March 31, 2024, the Group expects to settle claims amounting to €13 million ($15 million) and has recognized an accrued liability within loss contingencies forming part of other current liabilities. In addition, there are further claims made against the Group amounting to €40 million ($44 million
)
as of March 31, 2024,
the settlement of which is predicated on the merits of the case and whether the enforcement proceedings are successful in laying claim over the Group’s Maltese assets for settlement of these claims. The Group, based on advice from its legal counsel, believes such cross-border enforcement of judgements is in contravention to Maltese public policy and Regulation (EU) 1215/2012 and has not accrued any liability for these claims. The Group has filed countersuits before the Maltese Civil Court for setting aside these claims. The defendants have also filed garnishee orders with the Maltese Civil Court to attach the Group’s Maltese assets, some of which have already been declined by the Maltese Civil Court. Should the Maltese Courts decide in favor of the Group, there would be grounds for dismissal of all pending player claims instituted against the Group.
While the Group believes that it has strong arguments, at this time, the Group is unable to reasonably estimate the likelihood of the outcome due to the complexities and uncertainty around the judicial process.
Others
During the three months ended March 31, 2024, no additional information has become available that would cause the Group to reassess the potential liability related to the Group’s pending claims and litigations in relation to the Group’s previously reported tax dispute in PokerStars business in Italy, cybersecurity incident and G oods and
Services Tax appli
cab
le to operations in India as discussed in our 2023 Annual
Report.

1 7 .	SUBSEQUENT EVENTS
On April 29, 2024, the Group issued $525 million aggregate principal amount of
USD-denominated
6.375% senior secured notes due 2029 (the USD Notes) and €500 million aggregate principal amount of
EUR-denominated
5.000% senior secured notes due 2029 (the EUR Notes and, together with the USD Notes, the Notes), each issued at 100%
of their nominal value, by its subsidiary Flutter Treasury DAC. The Group used the proceeds of the Notes to repay the EUR First Lien Term Loan B due 2026 under the existing syndicated facility agreement dated July 10, 2018, and to repay borrowings under the existing multi-currency revolving credit facility, and pay certain costs, fees and expenses in connection with the offering of the Notes.
Shareholders at the Company’s Annual General Meeting held on May 1, 2024, approved the Company’s primary listing on the NYSE. As of May 31, 2024, the Company expects to transfer the Company’s LSE listing category on the Official List of the Financial Conduct Authority from “Premium Listing (commercial company)” to “Standard Listing (shares)”. Following such transfer, the Company’s shares will remain eligible for and continue to trade on the Main Market of the LSE as a Standard Listing segment issuer.
******

2
4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of the financial condition and results of operations of Flutter Entertainment plc and its consolidated subsidiaries in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we describe under Part I, “Item 1A. Risk Factors” in our 2023 Annual Report.

Our Business

Flutter is the world’s leading online sports betting and iGaming operator based on revenue. Our ambition is to change our industry for the better and deliver long-term growth while also achieving a positive, sustainable future for all our stakeholders. We are well-placed to do so through the global competitive advantages of the Flutter Edge, which provides our brands with access to group-wide benefits to stay ahead of the competition, while maintaining a clear vision for sustainability through our Positive Impact Plan.

We believe that we are well-positioned to capitalize on the future long-term growth of the markets we operate in. Our financial growth engine is built on sustainable revenue growth, margin benefits, significant cashflow generation, and disciplined capital allocation.

Our strategy involves expanding our Group’s player base and growing player value through product innovation and efficient player incentive spend, while also increasing the efficiency of our marketing investment and operating leverage to deliver high net income margins and Adjusted EBITDA Margins.

Despite increased borrowing from recent acquisitions, we anticipate reducing our leverage ratio over time due to the scalability of our technology platforms and positive working capital from our growing business.

We aim to create long-term value through disciplined capital allocation, including investing in player growth and retention and acquiring top-performing local brands in high-growth markets. Although we do not currently have specific plans to pay dividends or engage in significant share repurchases, once we have optimized our leverage, we intend to return to shareholders capital that cannot be effectively deployed through our disciplined capital allocation strategy.

The combination of margin benefits, cashflow generation and disciplined capital allocation is expected to drive earnings per share growth and long-term value creation.

Our Products and Geographies

Our principal products include sportsbook, iGaming and other products, such as exchange betting, pari- mutuel wagering and daily fantasy sports (“DFS”). In each market that we operate in, we typically offer sports betting, iGaming, or both, depending on the regulatory conditions of that market.

We operate a divisional management and operating structure across our geographic markets. Each division has an empowered management team responsible for maintaining the momentum and growth in their respective geographic markets. Our divisions are: (i) U.S., (ii) UKI, (iii) International and (iv) Australia, which align with our four reportable segments.

Effective January 1, 2024, subsequent to our decision to close the sports betting platform FOX Bet, we reorganized how the PokerStars (U.S.) business is managed which resulted in a change in operating segment composition. From January 1, 2024, PokerStars (U.S.) is included in the International segment as opposed to the U.S. segment.

Beginning January 1, 2024, the Group revised its definition of Adjusted EBITDA, which is the segment measure used to evaluate performance and allocate resources. The definition of Adjusted EBITDA now excludes share-based compensation as management believes inclusion of share-based compensation can obscure underlying business trends as share-based compensation could vary widely among companies due to different plans in place resulting in companies using share-based compensation awards differently, both in type and quantity of awards granted.

Segment results for the three months ended March 31, 2023, have been revised to reflect the change in operating segment measurement and change in operating segment composition.

Non-GAAP Measures

We report our financial results in this quarterly report in accordance with U.S. GAAP; however, management believes that certain non-GAAP financial measures provide investors with useful information to supplement our financial operating performance in accordance with U.S. GAAP. We believe Adjusted EBITDA and Adjusted EBITDA Margin, both on a Group-wide basis, provide visibility to the performance of our business by excluding the impact of certain income or gains and expenses or losses. Additionally, we believe these metrics are widely used by investors, securities analysts, ratings agencies and others in our industry in evaluating performance.

Adjusted EBITDA is not a liquidity measure and should not be considered as discretionary cash available to us to reinvest in the growth of our business or to distribute to shareholders or as a measure of cash that will be available to us to meet our obligations.

Our non-GAAP financial measures may not be comparable to similarly-titled measures used by other companies, have limitations as analytical tools and should not be considered in isolation. Additionally, we do not consider our non-GAAP financial measures as superior to, or a substitute for, the equivalent measures calculated and presented in accordance with U.S. GAAP.

To evaluate our business properly and prudently, we encourage you to review the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, and not rely on a single financial measure to evaluate our business. We also strongly urge you to review the reconciliations between our most directly comparable financial measures calculated in accordance with U.S. GAAP measures and our non-GAAP measures set forth in “—Supplemental Disclosure of Non-GAAP Measures.”

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

Notwithstanding the methodology described in the immediately preceding paragraph, our AMPs information is based on player data collected by each of our brands, which generally each employ their own unique data platform, and reflects a level of duplication that arises from individuals who use multiple brands. More specifically, we are generally unable to identify when the same individual player is using multiple brands and therefore count this player multiple times. In addition to the duplication that arises when the same individual player is using multiple brands, we do not eliminate from the AMPs information presented for the Group as a whole duplication of individual players who use our product offerings in multiple divisions. For example, a player who uses Betfair Casino in the iGaming product category within the UKI division and Betfair Exchange in the other product category within the International division would appropriately count as one AMP for each of the iGaming product category and the other product category and would appropriately count as one AMP for each of the UKI division and the International division; however, this player would count as two AMPs (rather than one AMP) for the Group as a whole. We are unable to quantify the level of duplication that arises as a result of these circumstances, but do not believe it to be material and note that players must demonstrate residency within the geography covered by a division to sign up for an account, and accordingly such duplication could only arise in the circumstance of an individual player having multiple residences across different divisions. For a further description of the duplication that can arise in the way we count AMPs, see Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Annual Report. We do not believe that the existence of player duplication undercuts the meaningfulness of the AMPs data that we present for assessing underlying trends in our business, and our management uses this AMPs data for this purpose.

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

Acquisitions

In January 2024, we acquired an initial 51% controlling stake in MaxBet, a leading omni-channel sports betting and gaming operator in Serbia. The purchase comprised of a cash consideration of $144 million (€132 million). The share purchase agreement also includes call and put options to acquire the remaining 49% stake in 2029.

We intend to continue to make similar investments in the future in attractive, fast-growing markets where growing our business organically is typically slower or more difficult to achieve. Acquisitions can involve significant investments to integrate the business of the acquired company with our business, and such costs may vary significantly from period to period. Accordingly, the impact of significant acquisitions may result in our financial information for such periods being less comparable to prior financial periods, or not being comparable at all, to prior financial periods.

Business Environment

The global online betting and gaming market is currently expected to grow at a compound annual growth rate (“CAGR”) of 10.9% between 2024 and 2028, primarily driven by further migration to online channels and the increase in the number of regulated markets across the world. The expected regulation in the next two years of markets such as Canada, as well as additional states in the United States, have the potential to increase the international addressable market. The performance of our four reportable segments can be materially affected by these industrial trends and regulatory changes in the global online sports betting and iGaming market.

U.S.

Our US segment is considered to be the largest growth opportunity for the Group. Since 2018 when the key gambling legislation was overturned by the U.S. Supreme Court, a number of states have moved to legalize and regulate gambling at the state level. As of March 31, 2024, FanDuel is active in 22 states that have legalized and regulated for a competitive online sports betting market and 5 states that have legalized and regulated iGaming.

UKI

While more mature and developed than many other European markets, the United Kingdom and Ireland online gaming and betting market has continued to exhibit good levels of growth despite the introduction of safer gambling initiatives by operators in the United Kingdom and Ireland.

In recent years, regulatory changes and the introduction of safer gambling initiatives by operators in the United Kingdom have led to slightly slower market growth. On February 23, 2024, the UK government announced plans to introduce a statutory maximum stake limit for online slot games of £5 per spin for adults aged 25 and over (with effect from September 2024) and £2 per spin for young adults aged 18 to 24 (with effect from six weeks after the £5 per spin limit is implemented). On May 1, 2024, the Gambling Commission of Great Britain published the outcome of a number of consultations arising from the UK Government’s white paper reviewing gambling legislation from April 2023, including in respect of financial vulnerability checks, financial risk assessments, and direct marketing to consumers. On April 27, 2023, the Group announced it estimated that the incremental revenue impact from the proposed measures announced in the white paper could be between £50 million and £100 million from our UKI business per annum.

International

Our international division operates in over 100 different countries in both regulated and unregulated markets with select markets discussed below.

Italy is the largest regulated gambling market in the European Union, with its online penetration expected to stand at 22% based on GGR in 2024, which represents an opportunity for Italian online betting and gaming to further grow given the under-penetration in this market.

In recent years, the regulatory framework in Italy has tightened with an online advertising ban issued in 2019 as well as an increase in tax on gross win for sports betting and gaming. In January 2024, the Italian government approved the terms of the Reorganization Decree which will undertake the first regulatory evaluation of the Italian gambling market with the primary objectives to enhance player protection, combat illegal gambling and increase tax revenue through a new licensing framework. The Group does not expect material impact from these regulatory changes due to less reliance on online advertising, the advantage of scale, as well as its retail presence in Italy.

Among international markets in which we operate, Turkey, India, Georgia, and Spain are our four largest markets after Italy. For the period between 2016 and 2023, the market grew at a CAGR of 27.2%, 22.9% and 21.5% in Turkey, India, and Georgia, respectively, driven by the fast-growing online channel. While the market grew at a CAGR of 2.5% in Spain for the same period, the online segment grew at a CAGR of 10.9%.

Australia

The Australian betting and gaming market is regulated with online betting and gaming accounting for 26% of the market in 2023. In recent years, the Australian market has benefitted from customer migration to online channels, accelerated by COVID-19 related restrictions in 2020 and 2021. However, the market has experienced a softer racing market due to the softened consumer demand post COVID-19, which is expected to continue in the near term, while the sports segment of the market has shown continued growth.

The regulatory environment in Australia has also evolved significantly in recent years, especially after the introduction of point of consumption tax in 2019. Queensland, New South Wales and the Australian Capital Territory have since increased point of consumption tax, and finally, Victoria announced an increase in the point of consumption tax rate from 10% to 15%, effective from July 1, 2024. The higher tax environment underlines the importance of scale in the Australian market and favours large operators, as increasing regulatory and tax hurdles can drive out smaller operators and support market share expansion for scale operators.

Operating Results

Operational and Financial Metrics for the Group

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table presents our AMPs for the Group, by total Group and by product category for the interim periods indicated:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Total Group AMPs(1)	13,722	12,349
Group AMPs by Product Category(1)
Sportsbook	8,340	7,658
iGaming	6,535	5,744
Other	1,377	1,161

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

The following table presents a summary of our financial results for the periods indicated and is derived from our consolidated financial statements for the interim periods indicated.

(Amounts in $ millions, except percentages)	Three Months Ended March 31,
	2024	2023
Financial Metrics
Revenue	$3,397	$2,918

Cost of sales	(1,793)	(1,541)

Gross Profit	$1,604	$1,377
Technology, research and development expenses	(190)	(168)
Sales and marketing expenses	(881)	(882)
General and administrative expenses	(409)	(342)

Operating Profit/(loss)	$124	$(15)
Other expense, net	(174)	(45)
Interest expense, net	(112)	(92)

Loss before taxes	$(162)	$(152)
Income tax expense	(15)	41

Net Loss	$(177)	$(111)

Net Loss margin (1)	(5.2)%	(3.8)%

Adjusted EBITDA (2)	$514	$352

Adjusted EBITDA Margin (2)	15.1%	12.1%

(1)	Net loss margin is net loss divided by revenue.

(2)

Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. See “—Supplemental Disclosure of Non-GAAP Measures” for additional information about these measures and reconciliations to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Our revenue grew 16%, to $3,397 million for the three months ended March 31, 2024, from $2,918 million for the three months ended March 31, 2023. The growth was mainly driven by continued expansion of our player base, with AMPs up 11% period on period to 13.7 million. The continued expansion of our US segment, with revenue 32% higher period on period and the excellent iGaming momentum in UKI segment and the addition of MaxBet in the three months ended March 31, 2024 which added 2% to total revenue growth period on period were the key drivers of this growth. The impact of sports results which is calculated as the difference between our expected net revenue margin for the period and our actual net revenue margin had an approximately 5% negative impact on total revenue growth for the three months ended March 31, 2024.

Cost of sales increased by 16%, to $1,793 million for the three months ended March 31, 2024, from $1,541 million for the three months ended March 31, 2023, in line with the increase in revenue. Cost of sales as a percentage of revenue remained consistent period on period at 53% for the three months ended March 31, 2024 and 2023.

Technology, research and development expenses increased by 13%, to $190 million for the three months ended March 31, 2024, from $168 million for the three months ended March 31, 2023, primarily driven by continued investment in product development to enhance the customer proposition of our brands across the Group.

Sales and marketing expenses remained consistent period on period at $881 million for the three months ended March 31, 2024, compared with $882 million for the three months ended March 31, 2023. Sales and marketing expenses as a percentage of revenue was 26% for the three months ended March 31, 2024, a decrease of 430 basis points from 30% for the three months ended March 31, 2023. This decrease was driven by (i) significant economies of scales achieved in existing states with continued disciplined player acquisition investment in the United States partly offset by new state launches, (ii) increasingly targeted investment in the “Consolidate and Invest” markets which include Italy, Spain, Georgia, Armenia, Brazil, India, Turkey, Morocco, Bosnia & Herzegovina, Serbia and the United States, to support the growth in these markets, as well as the closure of FOX Bet in August 2023 and (iii) a more personalized approach to spend within UKI.

General and administrative expenses increased by 20%, to $409 million for the three months ended March 31, 2024, from $342 million for the three months ended March 31, 2023. The increase was primarily as a result of (i) the continued expansion of our U.S. business and (ii) an increase in corporate overhead due to greater investment in Group resource. The increase also reflects the advisory fees related to activities associated with the change in the primary listing of the Group.

Operating profit increased by $139 million from a loss of $15 million for the three months ended March 31, 2023, to a profit of $124 million for the three months ended March 31, 2024, as a result of the factors above.

Other expense increased by $129 million, to $174 million for the three months ended March 31, 2024, from $45 million for the three months ended March 31, 2023. This increase was primarily driven by (i) the increase in the fair value loss of $120 million on the Fox Option liability period on period and, (ii) incurrence of a foreign exchange loss of $3 million for the three months ended March 31, 2024 as compared to a foreign exchange gain of $36 million for the three months ended March 31, 2023. This increase in other expense was partially offset as a result of a fair value gain on derivative instruments of $15 million for the three months ended March 31, 2024 as compared with a fair value loss on derivative instruments of $17 million for the three months ended March 31, 2023.

Interest expense, net increased by $20 million, to $112 million for the three months ended March 31, 2024, from $92 million for the three months ended March 31, 2023, primarily as a result of an increase in long-term debt.

Income taxes decrease by $56 million, to a charge of $15 million for the three months ended March 31, 2024, from an income of $41 million for the three months ended March 31, 2023. The movement is primarily due to the change in the mix of profits in the jurisdictions in which the Group has a taxable presence.

Net loss increased by $66 million, or 59%, to $177 million for the three months ended March 31, 2024, from $111 million for the three months ended March 31, 2023 and net loss margin increased to 5.2% from 3.8%, as a result of the factors above.

Adjusted EBITDA increased by 46%, to $514 million for the three months ended March 31, 2024, from $352 million for the three months ended March 31, 2023. Adjusted EBITDA Margin increasing by 310 basis points from 12.1% to 15.1% reflecting the revenue performance and sales and marketing expenses trend outlined above.

Operational and Financial Metrics by Segment

U.S.

The following table presents a summary of our operational metrics for the U.S. segment for the interim periods indicated.

Operational metrics	Three Months Ended March 31,
	2024	2023
AMPs (Amounts in thousands)
Total U.S. AMPs(1)	3,898	3,378
U.S. AMPs by Product Category(1)
Sportsbook	3,335	2,809
iGaming	772	575
Other	439	508
Stakes (Amounts in $ millions)	$13,484	$10,909
Sportsbook net revenue margin	7.3%	7.0%

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

The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the U.S. segment for the interim periods indicated.

	Three Months Ended March 31,
(Amounts in $ millions, except percentages)	2024	2023
U.S.
Sportsbook	$986	$759
iGaming	358	241
Other	66	71

Total U.S. revenue	$1,410	$1,071

Adjusted EBITDA	$26	$(53)
Adjusted EBITDA Margin	1.8%	(4.9)%

Total revenue for our U.S. segment grew by 32% to $1,410 million for the three months ended March 31, 2024, from $1,071 million for the three months ended March 31, 2023, reflecting AMPs growth of 15%. Sportsbook revenue increased by 30%, with amounts staked up 24% to $13,484 million and AMPs 19% higher at 3.3 million from strong growth in existing states. Sportsbook net revenue margin increased to 7.3% for the three months ended March 31, 2024 compared to 7.0% for the three months ended March 31, 2023. This reflected continued expansion of our expected sportsbook net revenue margin, driven by our market leading product offering, partly offset by a 150 basis points adverse impact from unfavorable sports results compared with the prior period (sports results for the three months ended March 31, 2024: 130 basis points unfavorable; for the three months ended March 31, 2023: 20 basis points favorable). These unfavorable results were most pronounced in the second half of March 2024 related to the “March Madness” NCAA college basketball tournament.

iGaming revenue for the three months ended March 31, 2024 increased by 49% driven by our focuses on improving customer experiences and product innovation including the launch of exclusive new slot games, that led to a 34% increase in AMPs period on period to 0.8 million for the three months ended March 31, 2024.

Other revenue for the three months ended March 31, 2024 decreased by 7% period on period driven by a decline in DFS where a portion of our DFS player base has migrated some or all of their play to our sportsbook product.

Adjusted EBITDA for the U.S. was $26 million for the three months ended March 31, 2024, a $79 million increase compared to $(53) million for the three months ended March 31, 2023. Adjusted EBITDA Margin improved to 1.8% for the three months ended March 31, 2024 from (4.9)% for the three months ended March 31, 2023. These improvements were driven by (i) an increase in revenue as a result of the factors above; and (ii) significant economies of scales achieved in sales and marketing expenses through continued disciplined player acquisition investment in existing states, partly offset by new state launches.

UKI

The following table presents a summary of our operational metrics for the UKI segment for the interim periods indicated.

	Three Months Ended March 31,
Operational metrics	2024	2023
AMPs (Amounts in thousands)
Total UKI AMPs(1)	4,096	4,024
UKI AMPs by Product Category(1)
Sportsbook	3,013	2,963
iGaming	2,210	2,024
Other	131	140
Stakes (Amounts in $ millions)	$3,263	$3,240
Sportsbook net revenue margin	12.6%	11.6%

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

The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the UKI segment for the interim periods indicated.

	Three Months Ended March 31,
(Amounts in $ millions, except percentages)	2024	2023
UKI
Sportsbook	$411	$376
iGaming	406	319
Other	44	41

Total UKI revenue	$861	$736

Adjusted EBITDA	$268	$206
Adjusted EBITDA Margin	31.1%	28.0%

Total revenue for our UKI segment increased by 17% to $861 million for the three months ended March 31, 2024 from $736 million for the three months ended March 31, 2023. AMPs grew by 2% to 4.1 million for the three months ended March 31, 2024 from 4.0 million for the three months ended March 31, 2023 despite lapping an enlarged post World Cup recreational customer base in the prior period.

Sportsbook revenue grew 9% to $411 million for the three months ended March 31, 2024 from $376 million for the three months ended March 31, 2023, despite a busier sporting calendar in the prior period. Sportsbook revenue growth reflected an increase in net revenue margin of 100 basis points period on period to 12.6%. This was driven by the continued expansion of our expected net revenue margin as penetration of higher margin bet types such as Build A Bet increase. We also benefited from 40 basis points of favorable sports results period on period (sports results for the three months ended March 31, 2024: 40 basis points favorable; for the three months ended March 31, 2023: in line with expected margin).

iGaming revenue grew 27%, to $406 million for the three months ended March 31, 2024, from $319 million for the three months ended March 31, 2023, driven by AMP growth of 9% through consistent delivery of product improvements which drove strong cross-sell rates.

Other revenue grew by 7%, to $44 million for the three months ended March 31, 2024 from $41 million for the three months ended March 31, 2023 driven by the Betfair Exchange.

Adjusted EBITDA for UKI was $268 million for the three months ended March 31, 2024, a $62 million increase from $206 million for the three months ended March 31, 2023. Adjusted EBITDA Margin improved by 310 basis points to 31.1%. The improvements were driven by (i) increase in revenue as a result of the factors above; and (ii) operating leverage, particularly in sales and marketing expenses.

International

The following table presents a summary of our operational metrics for the International segment for the interim periods indicated.

Operational metrics	Three Months Ended March 31,
	2024	2023
AMPs (Amounts in thousands)
Total International AMPs(1)	4,738	3,955
International AMPs by Product Category(1)
Sportsbook	1,001	893
iGaming	3,553	3,144
Other	807	512
Stakes (Amounts in $ millions)	$1,567	$1,297
Sportsbook net revenue margin	10.2%	13.9%

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

The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the International segment for the interim periods indicated.

	Three Months Ended March 31,
(Amounts in $ millions, except percentages)	2024	2023
International
Sportsbook	$160	$181
iGaming	600	553
Other	37	26

Total International revenue	$797	$760

Adjusted EBITDA	173	149
Adjusted EBITDA Margin	21.7%	19.6%

Total revenue for our International segment increased by 5% to $797 million for the three months ended March 31, 2024 from $760 million for the three months ended March 31, 2023, reflecting a 20% increase in AMPs. Revenue in our “Consolidate and Invest” markets grew 8% reflecting the acquisition of MaxBet in January 2024 which contributed $47 million in revenue during the three months ended March 31, 2024, as well as the strong revenue growth in Georgia and Armenia (+20%), Spain (+13%), and Brazil (+8%). This growth helped to mitigate the revenue decline in India (-25%) due to the impact of tax changes introduced in the three months ended December 31, 2023.

Sportsbook revenue declined by 12% to $160 million for the three months ended March 31, 2024 from $181 million for the three months ended March 31, 2023. This was mainly due to the decrease in sportsbook net revenue margin of 370 basis points to 10.2%, despite stakes increasing by 21% to $1,567 million. The decrease in net revenue margin was driven by the 280 basis point impact from unfavorable sports results period on period (three months ended March 31, 2024: 150 basis points unfavorable impact; three months ended March 31, 2023: 130 basis points favorable impact). iGaming revenue increased by 8% to $600 million for the three months ended March 31, 2024 from $553 million for the three months ended March 31, 2023, with a strong Sisal iGaming revenue growth of 24% despite a challenging prior year comparative including the record SuperEnalotto jackpot. Other revenue for the three months ended March 31, 2024 increased by 42% driven by the launch of our Moroccan sports betting concession and the Betfair Exchange.

Adjusted EBITDA for International was $173 million for the three months ended March 31, 2024, a 16% increase from $149 million for the three months ended March 31, 2023, and Adjusted EBITDA Margin increased by 210 basis points to 21.7% for the three months ended March 31, 2024. These increases were primarily driven by the (i) increase in revenue as a result of the factors above, (ii) increasingly targeted investment in the “Consolidate and Invest” markets to support the growth in these markets and (iii) the closure of FOX Bet in August 2023. These increases were partly offset by investment to support our expanding International portfolio.

Australia

The following table presents a summary of our operational metrics for the Australia segment for the interim periods indicated.

Operational metrics	Three Months Ended March 31,
	2024	2023
AMPs (Amounts in thousands)
Total Australia AMPs (Amounts in thousands) (1)	991	993
Stakes (Amounts in $ millions)	2,546	3,143
Sportsbook net revenue margin	12.9%	11.2%

(1)	See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the Australia segment for the interim periods indicated.

	Three Months Ended March 31,
(Amounts in $ millions, except percentages)	2024	2023
Australia
Sportsbook	$329	$351

Total Australia revenue	$329	$351

Adjusted EBITDA	83	85
Adjusted EBITDA Margin	25.2%	24.2%

Australia revenue declined by 6% to $329 million for the three months ended March 31, 2024 from $351 million for the three months ended March 31, 2023, with AMPs broadly in line period on period. The decrease in sportsbook revenue was driven by a 19% decline in amounts staked to $2,546 million in for the three months ended March 31, 2024, due to continued softer racing market environment, compared to the three months ended March 31, 2023. The sportsbook net revenue margin increased by 180 basis points to 12.9% in three months ended March 31, 2024 primarily driven by favorable sports results. The impact of sports results1 was 170 and 30 basis points of favorable impact in the three months ended March 31, 2024 and the three months ended March 31, 2023, respectively.

Adjusted EBITDA for Australia was $83 million for the three months ended March 31, 2024, a 2% decrease from $85 million for the three months ended March 31, 2023. Adjusted EBITDA Margin increased 100 basis points to 25.2%. The period-on-period movement reflected the decrease in revenue as a result of the factors above which was partially offset by the lower racing streaming costs.

[1]	The impact of sports results is calculated as the difference between our expected net revenue margin and actual net revenue margin

Supplemental Disclosure of Non-GAAP Measures

Adjusted EBITDA is defined on a Group basis as net profit (loss) before income taxes; other (expense)/ income, net; interest expense, net; depreciation and amortization; transaction fees and associated costs; restructuring and integration costs; impairment of property and equipment and intangible assets, and share-based compensation charge. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.

Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures and should not be viewed as measures of overall operating performance, indicators of our performance, considered in isolation, or construed as alternatives to operating profit/(loss) or net profit/(loss) measures, or as alternatives to cash flows from operating activities, as measures of liquidity, or as alternatives to any other measure determined in accordance with GAAP.

These non-GAAP measures are presented solely as supplemental disclosures to reported GAAP measures because we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results and these measures are widely used by analysts, lenders, financial institutions, and investors as measures of performance. Management has historically used Adjusted EBITDA and Adjusted EBITDA Margin when evaluating operating performance because we believe that they provide additional perspective on the financial performance of our core business.

Beginning January 1, 2024, the Group revised its definition of Adjusted EBITDA, which is the segment measurement used to evaluate performance and allocate resources. The definition of Adjusted EBITDA now excludes share-based compensation as management believes inclusion of share-based compensation can obscure underlying business trends because share-based compensation could vary widely among companies due to different plans in place resulting in companies using share-based compensation awards differently, both in type and quantity of awards granted.

In presenting Adjusted EBITDA and Adjusted EBITDA Margin, the Group excludes certain items as explained below:

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

Adjusted EBITDA and Adjusted EBITDA Margin are not measures of performance or liquidity calculated in accordance with GAAP. They are unaudited and should not be considered as alternatives to, or more meaningful than, net profit/(loss) as indicators of our operating performance. In addition, other companies in the betting and gaming industry that report Adjusted EBITDA may calculate Adjusted EBITDA in a different manner and such differences may be material. The definition of Adjusted EBITDA and Adjusted EBITDA Margin may not be the same as the definitions used in any of our debt agreements.

Adjusted EBITDA and Adjusted EBITDA Margin have further limitations as an analytical tool. Some of these limitations are:

•	they do not reflect the Group’s cash expenditures or future requirements for capital expenditure or contractual commitments;

•	they do not reflect changes in, or cash requirements for, the Group’s working capital needs;

•	they do not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on the Group’s debt;

•	they do not reflect shared-based compensation expense, which is primarily a non-cash charge that is part of our employee compensation;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	they are not adjusted for all non-cash income or expense items that are reflected in the Group’s statements of cash flows; and

•

the further adjustments made in calculating Adjusted EBITDA are those that management consider not to be representative of the underlying operations of the Group and therefore are subjective in nature.

The following table reconciles net profit/(loss), the most comparable GAAP financial measure, to Adjusted EBITDA and Adjusted EBITDA Margin for the fiscal quarters presented:

	Three Months Ended March 31,
(Amounts in $ millions, except percentages)	2024	2023
Net profit/(loss)	$(177)	$(111)
Add back:
Income taxes expense / (income)	15	(41)
Other expense, net	174	45
Interest expense, net	112	92
Depreciation and amortization	297	297
Share-based compensation expense	41	46
Transaction fees and associated costs(1)	29	3
Restructuring and integration costs(2)	23	21

Adjusted EBITDA	$514	$352

Revenue	$3,397	$2,918
Adjusted EBITDA Margin	15.1%	12.1%

(1)

Comprises advisory fees of $25 million related to implementation of internal controls, information system changes and other activities related to the anticipated change in the primary listing of the Group for the three months ended March 31, 2024

(2)

During the three months ended March 31, 2024, costs of $23 million (three months ended March 31, 2023: $21 million) primarily relate to various restructuring and other strategic initiatives to drive synergies. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. The costs primarily include severance expenses, advisory fees and temporary staffing cost.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and borrowings from various financial institutions and debt investors. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service our long-term debt, and otherwise as described below under “—Other Purchase Obligations.” We believe we have the ability and sufficient capacity to meet these cash requirements in the short term and long term by using available cash, internally generated funds and borrowings under the Group’s £1 billion committed revolving credit facility. As of March 31, 2024, we had $1,353 million of cash and cash equivalents available for corporate use.

Syndicated Facility Agreement (the “Term Loan B Agreement”)

On March 14, 2024, the Group refinanced USD First Lien Term Loan B due 2028 by entering into the First Incremental Assumption Agreement (the “Assumption Agreement”) to the TLA/TLB/RCF Agreement dated as of November 24, 2023 (as amended, the “Credit Agreement”). After giving effect to the Assumption Agreement, the aggregate principal amount of Term B loans outstanding under the Credit Agreement increased by $514 million (the “First Incremental Term B Loans”), which is fungible with the existing Term B loans outstanding under the Credit Agreement. As the terms of First Incremental Term B Loans are not substantially different from those of the original USD First Lien Term Loan B due 2028, the refinance was treated as continuation of the original debt instrument for accounting purposes.

Following repayment of the EUR First Lien Term Loan B due 2026, the Term Loan A facilities, Term Loan B facilities and the GBP Revolving Credit Facility 2028 shall be secured by a first priority security interest (subject to permitted liens) (x) in respect of obligors organized or incorporated outside of the United States, over the shares held by an obligor in another obligor and (y) in respect of obligors organized or incorporated in the United States, substantially all of our assets (subject to certain exceptions), in each case, in accordance with the Agreed Guarantee and Security Principles (as defined in the TLA/TLB/RCF Agreement).

Senior Secured Notes

On April 29, 2024, the Group issued $525 million aggregate principal amount of USD-denominated 6.375% senior secured notes due 2029 (the USD Notes) and €500 million aggregate principal amount of EUR-denominated 5.000% senior secured notes due 2029 (the EUR Notes and, together with the USD Notes, the Notes), each issued at 100% of their nominal value, by its subsidiary Flutter Treasury DAC. The Group used the proceeds of the notes to repay the EUR First Lien Term Loan B due 2026 under the existing syndicated facility agreement dated July 10, 2018, to repay the borrowings under the existing multi-currency revolving credit facility, and pay certain costs, fees and expenses in connection with the offering of the Notes.

Long-term Debt

As of March 31, 2024, we had an aggregate principal amount of long-term debt of $6.9 billion, with $46 million due within 12 months. In addition we are obligated to make periodic interest payments at variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of March 31, 2024, our total interest obligation on long-term debt totaled $494 million payable within 12 months. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. Excluded from these amounts are other costs related to indebtedness.

Leases

We have lease arrangements primarily for offices, retail stores and data centers. As of March 31, 2024, the Group had operating lease obligations of $490 million with $128 million payable within 12 months.

Other Purchase Obligations

As of March 31, 2024, material cash requirements from known contractual and other obligations relating to sponsorship agreements, marketing agreements and media agreements aggregated $2,996 million, with $831 million payable in the remainder of 2024. Capital expenditure commitments contracted for but not yet incurred as of March 31, 2024, was $38 million.

Cash Flow Information

The following table summarizes our consolidated cash flow information for the periods presented:

	Three Months Ended March 31,
	2024	2023
(Amounts in $ millions)
Net cash provided by / (used in):
Operating activities	$337	$(49)
Investing activities	$(259)	$(127)
Financing activities	$(181)	$2

Operating Activities

Net cash generated from operating activities for the three months ended March 31, 2024, increased by $386 million, to $337 million compared to $(49) million cash used in operation for the three months ended March 31, 2023.

The improvement in our cash clow from operating activities was driven by (i) delivery of cash flow from operating activities before changes in operating assets and liabilities due to improved Adjusted EBITDA and lower income taxes paid offset by interest payments and (ii) an improvement in our operating assets and liabilities (which include changes in operating lease liabilities, player deposit liabilities, current taxes payable and accruals for transaction fees and associated costs and restructuring and integration costs and cash flows from derivatives designated in hedging relationship) which was a cash inflow of $14 million for the three months ended March 31, 2024 compared to cash outflow of $234 million for the three months ended March 31, 2023.

The improvement in our operating assets and liabilities was driven by the time lag between receipt of invoices and payments to our suppliers, as well an increase in other non-current assets during the three months ended March 31, 2023 largely due to the payment of advances relating to our dispute with the U.S. Internal Revenue Service relating to the applicability of excise tax on wagers in relation to our fantasy sports product offering, and a cash inflow of $73 million from player deposits in the three months ended March 31, 2024 versus a cash outflow of $77 million in the three months ended March 31, 2023 driven largely by our U.S business, and higher customer deposits and also the timing of sporting events in the three months ended March 31, 2023.

Investing Activities

Net cash used in investing activities increased by $132 million, or 104%, for the three months ended March 31, 2024, to $259 million compared to $127 million for the three months ended March 31, 2023, primarily driven by cash payments of the purchase consideration, net of cash acquired, for acquiring MaxBet.

Financing Activities

For the three months ended March 31, 2024, net cash used in financing activities was $181 million compared to net cash provided by financing activities of $2 million for the three months ended March 31, 2023. The change was primarily driven by a decrease in net proceeds from borrowings in the three months ended March 31, 2024.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Our discussion and analysis of the financial condition and results of operations are based on these unaudited condensed consolidated financial statements. The preparation of these unaudited condensed consolidated financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates.

Fox Option Liability

During the three months ended March 31, 2024, there were no changes to the fair value measurement approach for the Fox Option as discussed in the 2023 Annual Report. For the input of subjective assumptions used in the option pricing model, please see Note 15 “Fair Value Measurements” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.

Changes in assumptions, each in isolation, may change the fair value of the Fox Option. Generally, a decrease in the equity value of the investor units, volatility and the probability of FOX getting licensed and an increase in DLOM and DLOC may result in a decrease in the fair value of the Fox Option. Due to the inherent uncertainty of determining the fair value of the Fox Option Liability, the fair value of the Fox Option Liability may fluctuate from period to period. Additionally, the fair value of the Fox Option Liability may differ significantly from the value that would have been used had a readily available market existed for FanDuel. In addition, changes in the market environment and other events that may occur over the life of the Fox Option may cause the losses ultimately realized on the Fox Option to be different than the unrealized losses reflected in the valuations currently assigned. The range in fair value as of March 31, 2024, is $168 million to $1,445 million, assuming a 10 percent increase/decrease in the equity value of the investor units and using the upper and lower end of the ranges of volatility, DLOC and DLOM, as disclosed in Note 15 “Fair Value Measurements” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

There have been no significant changes in our exposure to market risk during the three months ended March 31, 2024. Refer to Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the 2023 Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weakness in our internal control over financial reporting as previously identified in our 2023 Annual Report that were not remediated as of March 31, 2024.

In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Remediation of Material Weaknesses

We continue to implement our remediation plans that address the material weaknesses in our internal controls over financial reporting as previously discussed in Part II, Item 9A of our 2023 Annual Report. The remaining remediation work involves (i) ensuring full segregation of duties, (ii) training of finance and technology colleagues to ensure they fully understand their responsibilities regarding the performance and evidencing of key controls over financial reporting and the escalation of any issues or deficiencies in a timely manner, (iii) the re-designing of key controls and (iv) implementing processes to ensure our reporting is fully compliant with GAAP and SEC reporting requirements. It will also be necessary to further upgrade our processes over user access and change management for key systems that support financial reporting and to employ additional resources to ensure that the re-designed control environment can operate effectively and in a sustainable way. The implementation of our remediation measures will require validation and testing of the design and operating effectiveness of internal controls over sustained period. We will not consider the material weakness remediated until our enhanced controls are operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively. In addition, we cannot ensure that the measures taken by us to date, and actions that we may take in the future, will be sufficient to remediate these deficiencies or that they will prevent or avoid potential future deficiencies.

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

PART II

Item 1.	Legal Proceedings
We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims, securities, tax, advertising practices, labor and employment, commercial disputes and services, as well as shareholder derivative suits, class action lawsuits, actions from former employees, suits involving governmental authorities and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. Please see Note 16 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report on Form
10-Q,
which is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our 2023 Annual Report.
The risks described in our 2023 Annual Report and in our subsequently filed Quarterly Reports on Form
10-Q
are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
During the three months ended March 31, 2024, neither the Company nor any of its directors or officers (as defined in Rule
16a-1(f)
of the Exchange Act) adopted, terminated or modified a Rule
10b5-1
trading arrangement or
non-Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K
of the Securities Act).

4
2

Item 6.	Exhibits

Exhibit No.	Description

3.1	Memorandum and Articles of Association of Flutter Entertainment plc (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2024).

4.1	Indenture, dated as of April 29, 2024, by and among Flutter Treasury DAC, as Issuer, the Guarantors party thereto, Citibank, N.A., London Branch, as trustee, paying agent, transfer agent and registrar and Wilmington Trust (London) Limited as security agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2024).

4.2	Form of Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2024).

10.1	First Incremental Assumption Agreement to the Syndicated Facility Agreement, dated March 14, 2024, among Flutter Entertainment plc, PPB Treasury Unlimited Company, Betfair Interactive US Financing LLC, TSE Holdings Limited, FanDuel Group Financing LLC, and Flutter Financing B.V., JPMorgan Chase Bank, N.A., as the First Incremental Term Lender and J.P. Morgan SE, as the administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 15, 2024).

31.1	Certification of Quarterly Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Quarterly Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.1	The following information from Flutter Entertainment plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheet at March 31, 2024 and December 31, 2023; (ii) Unaudited Condensed Consolidated Statement of Comprehensive (Loss)/Income for the three months ended March 31, 2024 and 2023; (iii) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity and Redeemable Non-Controlling Interests for the three months ended March 31, 2024 and 2023; (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2024 and 2023; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101.1).

*	Filed herewith.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves and should not be relied upon for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2024

Flutter Entertainment plc

By:	/s/ Peter Jackson
Name:	Peter Jackson
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Paul Edgecliffe-Johnson
Name:	Paul Edgecliffe-Johnson
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

44