Form 10-Q
period 2024-06-30
Flutter Entertainment plc
filed 2024-08-13
CIK 1635327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
930-0950
Not Applicable
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
of the Exchange Act).  Yes ☐ No ☒
As of August 5, 2024, the number of shares of the registrant’s ordinary shares outstanding is 177,723,653.

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

Flutter has moved its operational headquarters to New York. Given changes in the location of its executive leadership and its board of directors, Flutter has ceased to qualify as a foreign private issuer at the end of its second fiscal quarter of 2024 and will be required to file on the reporting forms specified for domestic filers beginning on the first day of its next fiscal year.

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

ii

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

PART I
Item 1.  Financial Statements (unaudited)
FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions except share and per share amounts)

	As of June 30, 2024	As of December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,526	$1,497
Cash and cash equivalents – restricted	25	22
Player deposits – cash and cash equivalents	1,684	1,752
Player deposits – investments	174	172
Accounts receivable, net	75	90
Prepaid expenses and other current assets	441	443

TOTAL CURRENT ASSETS	3,925	3,976
Investments	7	9
Property and equipment, net	480	471
Operating lease right-of-use assets	456	429
Intangible assets, net	5,664	5,881
Goodwill	13,679	13,745
Deferred tax assets	29	24
Other non-current assets	82	100

TOTAL ASSETS	$24,322	$24,635

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$234	$240
Player deposit liability	1,775	1,786
Operating lease liabilities	124	123
Long-term debt due within one year	53	51
Other current liabilities	2,192	2,326

TOTAL CURRENT LIABILITIES	4,378	4,526
Operating lease liabilities – non-current	374	354
Long-term debt	6,737	7,005
Deferred tax liabilities	737	802
Other non-current liabilities	612	580

TOTAL LIABILITIES	$12,838	$13,267

COMMITMENTS AND CONTINGENCIES (Note 16)
REDEEMABLE NON-CONTROLLING INTERESTS	1,432	1,152
SHAREHOLDERS’ EQUITY
Ordinary share (Authorized 300,000,000 shares of €0.09 ($0.10) par value each; issued June 30, 2024: 177,681,906 shares; December 31, 2023: 177,008,649 shares)	$36	$36
Shares held by employee benefit trust, at cost June 30, 2024: 0 shares, December 31, 2023: 0 shares	—	—
Additional paid-in capital	1,503	1,385
Accumulated other comprehensive loss	(1,674)	(1,483)
Retained earnings	10,018	10,106

Total Flutter Shareholders’ Equity	9,883	10,044
Non-controlling interests	169	172

TOTAL SHAREHOLDERS’ EQUITY	10,052	10,216

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY	$24,322	$24,635

 The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
($ in millions except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$3,611	$3,001	$7,008	$5,919
Cost of Sales	(1,835)	(1,491)	(3,628)	(3,032)

Gross profit	1,776	1,510	3,380	2,887
Technology, research and development expenses	(216)	(176)	(406)	(344)
Sales and marketing expenses	(746)	(667)	(1,627)	(1,549)
General and administrative expenses	(445)	(445)	(854)	(787)

Operating profit	369	222	493	207
Other (expense) income, net	89	10	(85)	(35)
Interest expense, net	(108)	(82)	(220)	(174)

Income (loss) before income taxes	350	150	188	(2)
Income tax expense	(53)	(86)	(68)	(45)

Net income (loss)	297	64	120	(47)

Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	18	2	22	(7)
Adjustment of redeemable non-controlling interest to redemption value	18	(5)	33	(5)
Net income (loss) attributable to Flutter shareholders	261	67	65	(35)
Earnings (loss) per share
Basic	1.47	0.38	0.37	(0.20)
Diluted	1.45	0.37	0.36	(0.20)

Other comprehensive income (loss), before tax:
Effective portion of changes in fair value of cash flow hedges	(10)	(16)	13	(76)
Fair value of cash flow hedges transferred to the income statement	12	41	(2)	84
Foreign exchange gain on net investment hedges	50	8	29	12
Foreign exchange (loss) gain on translation of the net assets of foreign currency denominated entities	(60)	97	(245)	275
Fair value movements on available for sale debt instruments	1	—	—	1

Other comprehensive (loss) income	(7)	130	(205)	295
Other comprehensive (loss) income attributable to Flutter shareholders	(5)	101	(191)	240
Other comprehensive (loss) income attributable to non-controlling interest and redeemable non-controlling interest	(2)	29	(14)	55

Total comprehensive (loss) income	$290	$194	$(85)	$248

 The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND REDEEMABLE
NON-CONTROLLING
INTERESTS
($ in millions
except
share
amounts)

		Ordinary share		Shares held by employee benefit
	Redeemable non- controlling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated Other Comprehensive Income/(Loss)	Retained earnings	Total Flutter Shareholders’ Equity	Non- controlling interests	Total Equity	Net Income (Loss)
Balance as of December 31, 2023	$1,152	177,008,649	$36	—	—	$1,385	$(1,483)	$10,106	$10,044	$172	$10,216
Net income (loss)	15	—	—	—	—	—	—	(196)	(196)	4	(192)	(177)
Adjustment of redeemable non-controlling interest to fair value	216	—	—	—	—	—	—	(216)	(216)	—	(216)
Shares issued on exercise of employee share options	—	436,546	0	—	—	14	—	—	14	—	14
Equity-settled transactions – expense recorded in the income statement	—	—	—	—	—	40	—	—	40	—	40
Acquisition of redeemable non-controlling interests	89	—	—	—	—	—	—	—	—	—	—
Other comprehensive (loss)	(10)	—	—	—	—	—	(186)	—	(186)	(2)	(188)
Balance as of March 31, 2024	$1,462	177,445,195	$36	—	$—	$1,439	$(1,669)	$9,694	$9,500	$174	$9,674

Net income	33	—	—	—	—	—	—	261	261	3	264	297
Adjustment of redeemable non-controlling interest to fair value	(63)	—	—	—	—	—	—	63	63	—	63
Shares issued on exercise of employee share options	—	236,711	0	—	—	7	—	—	7	—	7
Equity-settled transactions – expense recorded in the income statement	—	—	—	—	—	57	—	—	57	—	57
Dividend distributed to non-controlling interests	—	—	—	—	—	—	—	—	—	(6)	(6)
Other comprehensive income (loss)	—	—	—	—	—	—	(5)	—	(5)	(2)	(7)
Balance as of June 30, 2024	$1,432	177,681,906	$36	—	$—	$1,503	$(1,674)	$10,018	$9,883	$169	$10,052

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND REDEEMAB
LE
NON-CONTROLLING
INTERESTS (Continued)
($ in millions except share amounts)

		Ordinary share		Shares held by employee benefit
	Redeemable non- controlling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated Other Comprehensive Income/(Loss)	Retained earnings	Total Flutter Shareholders’ Equity	Non- controlling interests	Total Equity	Net Income (Loss)
Balance as of December 31, 2022	$929	176,091,902	$36	1,396	$(1)	$1,192	$(1,782)	$11,590	$11,035	$156	$11,191
Net (loss)	(7)	—	—	—	—	—	—	(102)	(102)	(2)	(104)	(111)
Adjustment of redeemable non-controlling interest to fair value	125	—	—	—	—	—	—	(125)	(125)	—	(125)
Shares issued on exercise of employee share options	—	330,483	0	—	—	1	—	—	1	—	1
Equity-settled transactions – expense recorded in the income statement	—	—	—	—	—	32	—	—	32	—	32
Other comprehensive income	24	—	—	—	—	—	139	—	139	2	141
Balance as of March 31, 2023	$1,071	176,422,385	$36	1,396	$(1)	$1,225	$(1,643)	$11,363	$10,980	$156	$11,136

Net (loss) income	(8)	—	—	—	—	—	—	67	67	5	72	64
Adjustment of redeemable non-controlling interest to fair value	60	—	—	—	—	—	—	(60)	(60)	—	(60)
Shares issued on exercise of employee share options	—	162,779	0	—	—	3	—	—	3	—	3
Ordinary shares of the Company acquired by the Employee Benefit Trust	—	—	—	825,400	(166)	—	—	—	(166)	—	(166)
Equity-settled transactions – expense recorded in the income statement	—	—	—	—	—	55	—	—	55	—	55
Acquisition of redeemable non-controlling interests	(95)	—	—	—	—	—	—	—	—	—	—
Other comprehensive (loss) income	25	—	—	—	—	—	101	—	101	4	105
Balance as of June 30, 2023	$1,054	176,585,164	$36	826,796	$(167)	$1,283	$(1,542)	$11,370	$10,980	$165	$11,145

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$120	$(47)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	569	601
Change in fair value of derivatives	(22)	(12)
Non-cash interest expense, net	16	(4)
Non-cash operating lease expense	65	67
Foreign currency exchange loss (gain)	10	(224)
(Gain) loss on disposal	(1)	1
Share-based compensation – equity classified	97	87
Share-based compensation – liability classified	3	21
Other expenses (net)	95	117
Deferred taxes	(83)	(192)
Loss on extinguishment	5	—
Change in contingent consideration	(3)	—
Change in operating assets and liabilities:
Player deposits	(2)	(5)
Accounts receivable	16	47
Other assets	32	(59)
Accounts payable	(46)	17
Other current liabilities	(155)	101
Player deposit liability	14	(462)
Operating leases liabilities	(70)	(62)

Net cash provided by (used in) operating activities	660	(8)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(50)	(49)
Purchases of intangible assets	(97)	(79)
Capitalized software	(157)	(135)
Acquisitions, net of cash acquired	(132)	—

Net cash used in investing activities	(436)	(263)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of common stock upon exercise of options	21	4
Proceeds from issuance of long-term debt (net of transactions costs)	1,684	613
Repayment of long-term debt	(1,929)	(711)
Dividend distributed to non-controlling interests	(6)	—
Repurchase of common stock	—	(166)

Net cash used in financing activities	(230)	(260)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6)	(531)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	3,271	2,990
Foreign currency exchange (loss) gain on cash and cash equivalents	(30)	139

CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period:	3,235	2,598
CASH, CASH EQUIVALENTS AND RESTRICTED CASH comprise of:
Cash and cash equivalents	$1,526	$1,020
Cash and cash equivalents - restricted	25	15
Player deposits - cash & cash equivalents	1,684	1,563

CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period:	$3,235	$2,598
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	231	210
Income taxes paid	115	170
Operating cash flows from operating leases	81	70
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right of use assets obtained in exchange for new operating lease liabilities	74	40
Adjustments to lease balances as a result of remeasurement	(3)	10
Business acquisitions (including contingent consideration)	$28	$—

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Flutter Entertainment plc (the “Company” or “Flutter”) and its subsidiaries (together referred to as the “Group”) is a global online sports betting and iGaming entity, operating some of the world’s most innovative, diverse and distinctive online sports betting and gaming brands such as FanDuel, Sky Betting & Gaming, Sportsbet, PokerStars, Paddy Power, Sisal, tombola, Betfair, TVG, Junglee Games, Adjarabet and MaxBet. As of June 30, 2024, the Group offered its products in over 100 countries.
The Group is a public limited company incorporated in the Republic of Ireland.
Public Listing on the New York Stock Exchange (“NYSE”)
On January 29, 2024, the Group completed its registration process with the United States Securities and Exchange Commission (“SEC”), and listed on the New York Stock Exchange (“NYSE”) for public trading. On May 31, 2024, the Group moved its primary listing to the NYSE following the approval of shareholders at the Company’s Annual General Meeting held on May 1, 2024. In addition, the Group maintains a listing on the main market of the London Stock Exchange (“LSE”).
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

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In March 2024, the FASB issued ASU
2024-01,
Compensation – Stock Compensation (Topic 718): which clarifies how an entity determines whether a profit interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years with early adoption permitted. While the Group is continuing to assess the timing of adoption and the potential impacts of ASU
2024-01,
it does not expect ASU
2024-01
to have a material effect on the Group’s consolidated financial condition, results of operations or cash flows.
3. SEGMENTS AND DISAGGREGATION OF REVENUE
The Group reports its financial statements based on four reportable segments:

•	U.S.;

•	UK & Ireland (“UKI”);

•	International; and

•	Australia
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
Segment results for the three and six months ended June 30, 2023, have been revised to reflect the change in operating segment measurement and change in operating segment composition.
The Group manages its assets on a total company basis, not by operating segment. Therefore, the CODM does not regularly review any asset information by operating segment and accordingly, the Group does not report asset information by operating segment.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the Group’s segment information:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Revenue
U.S.
Sportsbook	$1,099	$781	$2,085	$1,540
iGaming	357	243	715	484
Other	71	73	137	144

U.S. segment revenue	1,527	1,097	2,937	2,168

UKI
Sportsbook	451	401	862	777
iGaming	423	339	829	658
Other	54	49	98	90

UKI segment revenue	928	789	1,789	1,525

International
Sportsbook	197	154	357	335
iGaming	574	540	1,174	1,093
Other	36	32	73	58

International segment revenue	807	726	1,604	1,486

Australia
Sportsbook	349	389	678	740

Australia segment revenue	349	389	678	740

Total reportable segment revenue	$3,611	$3,001	$7,008	$5,919

iGaming revenue includes Poker and Lottery.
The information below summarizes revenue by geographical market for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
U.S	$1,495	$1,087	$2,894	$2,170
UK	848	707	1,630	1,367
Ireland	76	80	153	158
Australia	349	389	678	740
Italy	371	332	736	701
Rest of the world	472	406	917	783

Total revenue	$3,611	$3,001	$7,008	$5,919

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The information below shows the reconciliation of reportable segment Adjusted EBITDA to income (loss) before income taxes for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
UKI	$293	$249	$561	$455
U.S.	260	172	286	119
International	156	145	329	294
Australia	74	108	157	193

Reportable segment adjusted EBITDA	783	674	1,333	1,061
Unallocated corporate overhead 1	(45)	(41)	(81)	(76)
Depreciation and amortization	(272)	(303)	(569)	(601)
Share-based compensation expense	(59)	(64)	(100)	(110)
Transaction fees and associated costs 2	(16)	(17)	(45)	(20)
Restructuring and integration costs 3	(22)	(26)	(45)	(47)
Other (expense) income, net	89	10	(85)	(35)
Interest expense, net	(108)	(82)	(220)	(174)

Income (loss) before income taxes	$350	$150	$188	$(2)

1.	Unallocated corporate overhead includes shared technology, research and development, sales and marketing, and general and administrative expenses that are not allocated to specific segments.

2.
Comprises advisory fees related to implementation of internal controls, information system changes and other strategic advisory related to the change in the primary listing of the Group for the three and six months ended June 30, 2024 respectively. For the three and six months ended June 30, 2023 transaction fees and associated costs comprised advisory fees related to the proposed listing of Flutter’s ordinary shares in the U.S..

3.
During the three and six months ended June 30, 2024, costs of $22 million and $45 million (three and six months ended June 30, 2023: $26 million and $47 million) primarily relate to various restructuring and other strategic initiatives to drive synergies. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. The costs primarily include severance expenses, advisory fees and temporary staffing cost.

4. OTHER (EXPENSE) INCOME, NET
The following table shows the detail of other expense, net for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Foreign exchange (loss) gain	$(8)	$35	$(11)	$71
Fair value gain on derivative instruments	7	29	22	12
Fair value gain on contingent consideration	3	—	3	—
Loss on settlement of long-term debt	(5)	—	(5)	—
Gain (loss) on disposal	1	(1)	1	(1)
Fair value (loss) gain on Fox liability	91	(53)	(93)	(117)
Fair value loss on investment	—	—	(2)	—

Total other (expense) income, net	$89	$10	$(85)	$(35)

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INTEREST EXPENSE, NET
The following table shows the detail of interest expense, net for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Interest and amortization of debt discount and expense on long-term debt, bank guarantees	$122	$98	$248	$195
Other interest expense	2	(2)	4	(2)
Interest income	(16)	(14)	(32)	(19)

Interest expense, net	$108	$82	$220	$174

6. INCOME TAXES
For interim income tax reporting the Group estimates its annual effective tax rate and applies it to its year-to-date
ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about beginning of year valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Group’s effective income tax rate was a provision of 15.1% on profit before income taxes for the three months ended June 30, 2024 (provision of 57.3% on profit before income taxes for the three months ended June 30, 2023) and was a provision of 36.0% on profit before income taxes for the six months ended June 30, 2024 (provision of 2,250.0% on loss before income taxes for the six months ended June 30, 2023). The difference in the effective income tax rate compared to the Irish corporation trading tax rate of 12.5% primarily reflects the tax impact of the impact of amortization of acquired intangibles and profit mix across jurisdictions, as well as the tax impact of discrete adjustments which includes our loss making jurisdictions and the fair value loss on Fox Option Liability.
The Group does not expect there to be any material changes to its existing unrecognized tax benefits over the next 12 months, due to the current position with taxing authorities. The Group regularly reviews its tax position on the basis of current law.
The Organization for Economic Cooperation and Development (OECD) is coordinating negotiations to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2). Certain aspects of Pillar 2 became effective from January 1, 2024 and other aspects are effective from January 1, 2025. The Group does not expect Pillar 2 to have a material impact on its effective tax rate, however as this legislation is enacted in jurisdictions in which the Group operates, transitional rules lapse, and other provisions of Pillar 2 become effective, we expect that our effective tax rate and cash tax payments may increase in future years. Under US GAAP, the OECD Pillar 2 rules are considered an alternative minimum tax and therefore deferred taxes would not be recognized or adjusted for the estimated effects of the future minimum tax.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of the Group’s basic and diluted net earnings (loss) per ordinary share attributable to the Group:

	Three months ended June 30,		Six months ended June 30,
($ in millions except share and per share amounts)	2024	2023	2024	2023
Numerator
Net income (loss)	297	64	120	(47)
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	18	2	22	(7)
Adjustment of redeemable non-controlling interest to redemption value	18	(5)	33	(5)

Net income (loss) attributable to Flutter shareholder – basic and diluted	261	67	65	(35)

Denominator
Basic weighted average outstanding shares	178	178	178	178
Effective of dilutive stock awards	2	2	2	—
Diluted weighted average outstanding shares	180	180	180	178

Earnings (Loss) per share
Basic	1.47	0.38	0.37	(0.20)
Diluted	1.45	0.37	0.36	(0.20)
The number of options excluded from the diluted weighted average number of ordinary share calculation due to their effect being anti-dilutive as the assumed proceeds were greater than the average market price was 458,811 and 462,122 for the three and six months ended June 30, 2024 respectively (2023: 179,280 and 2,329,480 for the three and six months ended June 30,
2023
respectively).
8. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables presents the changes in accumulated other comprehensive income / (loss) by component for the three and six months ended June 30, 2024 and 2023:

($ in millions)	Gains and loss on Cash Flow Hedges	Unrealized Gains and Losses on Available- for- Sale Debt securities	Foreign Currency Translation, net of Net Investment Hedges	Total
Balance as of March 31, 2024	$3	$ (2)	$ (1,670)	$ (1,669)
Other comprehensive income (loss) before reclassifications	(10)	1	(8)	(17)
Amounts reclassified from accumulated other comprehensive loss	12	—	—	12

Net current period other comprehensive income (loss)	2	1	(8)	(5)

Balance as of June 30, 2024	$5	$ (1)	$ (1,678)	$ (1,674)

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in millions)	Gains and loss on Cash Flow Hedges	Unrealized Gains and Losses on Available- for- Sale Debt securities	Foreign Currency Translation, net of Net Investment Hedges	Total
Balance as of December 31, 2023	$(6)	$(1)	$(1,476)	$(1,483)
Other comprehensive income (loss) before reclassifications	13	—	(202)	(189)
Amounts reclassified from accumulated other comprehensive loss	(2)	—	—	(2)

Net current period other comprehensive income (loss)	11	—	(202)	(191)

Balance as of June 30, 2024	$5	$(1)	$(1,678)	$(1,674)

($ in millions)	Gains and loss on Cash Flow Hedges	Unrealized Gains and Losses on Available- for- Sale Debt securities	Foreign Currency Translation, net of Net Investment Hedges	Total
Balance as of March 31, 2023	$5	$(5)	$(1,643)	$(1,643)
Other comprehensive income (loss) before reclassifications	(16)	—	76	60
Amounts reclassified from accumulated other comprehensive loss	41	—	—	41

Net current period other comprehensive income	25	—	76	101

Balance as of June 30, 2023	$30	$(5)	$(1,567)	$(1,542)

($ in millions)	Gains and loss on Cash Flow Hedges	Unrealized Gains and Losses on Available- for- Sale Debt securities	Foreign Currency Translation, net of Net Investment Hedges	Total
Balance as of December 31, 2022	$22	$(6)	$(1,798)	$(1,782)
Other comprehensive income (loss) before reclassifications	(76)	1	231	156
Amounts reclassified from accumulated other comprehensive loss	84	—	—	84

Net current period other comprehensive income	8	1	231	240

Balance as of June 30, 2023	$30	$(5)	$(1,567)	$(1,542)

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of June 30, 2024, and December 31, 2023:

($ in millions)	As of June 30, 2024	As of December 31, 2023
Prepayments and accrued income	$250	$205
Derivative financial assets	27	—
Current tax receivable	46	59
Inventory	14	13
Other receivables	104	166

Total prepaid expenses and other current assets	$441	$443

10. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following as of June 30, 2024, and December 31, 2023:

($ in millions)	As of June 30, 2024	As of December 31, 2023
Accrued expenses	$1,006	$945
Betting duty, data rights, and product and racefield fees	398	453
Employee benefits	260	330
Sports betting open positions	82	119
Derivative financial liabilities	162	156
Current tax payables	108	94
Loss contingencies	74	74
Indirect and payroll taxes	58	155
Deferred consideration	28	—
Contingent consideration	16	—
Total other current liabilities	$2,192	$2,326

Loss contingencies include accruals related to regulatory investigations and proceedings including those relating to gaming taxes to the extent to which they may apply to our business and industry.
The Group includes contract liability in relation to sports betting open positions in the Consolidated Balance Sheet. The contract liability balance was as follows:

Six months ended June 30,
($ in millions)	2024
Contract liability, beginning of the period	119
Contract liability, end of the period	82
Due to the short term nature of our contract liabilities, a substantial portion of the contract liability at the beginning of the period is recognized in revenue in the immediately subsequent reporting period.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. BUSINESS COMBINATIONS
MaxBet
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
The share purchase agreement also includes call and put options to acquire the remaining 49% stake. The call and put options are exercisable in 2029, commencing on the date on which the option price is determined in accordance with the terms set out in the shareholders agreement and ending on a date that is 30 days thereafter. The options expire if neither the Group nor the non-controlling
interest shareholder groups exercise the options within the option exercise period. The option price is calculated using a multiple of MaxBet’s EBITDA less net debt or plus net cash, as defined in the shareholders agreement, subject to a cap calculated as $7 billion (€6 billion) less the purchase consideration. The options can be settled, at the Group’s election, in cash or freely tradable shares of Flutter.
The provisional fair value of assets and liabilities acquired was $118 million which comprised of identifiable intangible assets of $135 million consisting primarily of $100 million of trademark and $22 million of customer relations. The provisional measurements of fair value for certain assets and liabilities may be subject to change as additional information is received. The Group expects to finalize the valuation as soon as practicable, but not later than one year from acquisition date.
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
Acquisition-related costs during the three months ended and six months ended June 30, 2024 and June 30, 2023 were not material and are included in the general and administrative expenses in the Group’s consolidated statement of comprehensive (loss) / income.
Since the date of acquisition to June 30, 2024, MaxBet has contributed revenue of $99 million and $8 million of profit after tax to the results of the Group. For the three months ended June 30, 2024, MaxBet contributed revenue of $52 million and $5 million of profit after tax to the results of the Group.
BeyondPlay
On May 31, 2024, the Group completed the acquisition of 100% of BeyondPlay for a consideration of $26 million. The provisional fair value of the assets and liabilities acquired was $17 million which comprised of technology intangibles of $18 million and deferred tax liability of $1 million. The acquisition resulted in the recognition of $9 million of goodwill which has been allocated to the U.S. segment. The contribution of BeyondPlay to the revenue and profit after tax of the Group was not material.
Considering that the size of the acquisitions are not material, no additional pro-forma information is provided
.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. LONG-TERM DEBT
The Group’s debt comprised of the following:

	As of June 30, 2024		As of December 31, 2023

	Principal outstanding balance in currency of borrowing Local currency (in millions)	Outstanding Balance ($ in millions)	Principal outstanding balance in currency of borrowing Local currency (in millions)	Outstanding Balance ($ in millions)
Term Loan B Agreement
USD First Lien Term Loan B due 2028	$—	—	$514	514
EUR First Lien Term Loan B due 2026	€—	—	€507	560
TLA/TLB/RCF Agreement
GBP First Lien Term Loan A due 2028	£1,034	1,308	£1,034	1,315
EUR First Lien Term Loan A due 2028	€380	408	€380	419
USD First Lien Term Loan A due 2028	$166	166	$166	166
USD First Lien Term Loan B due 2030	$3,895	3,897	$3,400	3,400
GBP Revolving Credit Facility due 2028	£—	—	£578	736
Senior secured notes
EUR Senior Secured Notes due 2029	€500	541	€—	—
USD Senior Secured Notes due 2029	$525	531	$—	—
Total debt principal including accrued interest		6,851		7,110

Less: unamortized debt issuance costs		(61)		(54)
Total debt		6,790		7,056
Less: current portion of long-term debt		(53)		(51)

Total long-term debt		$6,737		$7,005

As of June 30, 2024, the contractual principal repayments of the Group’s outstanding borrowings, excluding accrued interest, amount to the following:

($ in millions)
2024	$20
2025	39
2026	39
2027	39
2028	1,919
Thereafter	4,780

Total	6,836
During the six months ended June 30, 2024, the Group has drawn $126 million (June 30, 2023: $609 million) and repaid $851 million (June 30, 2023: $687 million) under the GBP revolving credit facility. The Group had an undrawn revolving credit commitment of $1.3 billion (£1 billion) as of June 30, 2024 (December 31, 2023: $537 million (£422 million)), of which $13 million (December 31, 2023: $13 million) was reserved for issuing guarantees.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On March 14, 2024, the Group entered into the First Incremental Assumption Agreement (the “Assumption Agreement”) to the TLA/TLB/RCF Agreement dated as of November 24, 2023 (as amended, the “Credit Agreement”). After giving effect to the Assumption Agreement, the aggregate principal amount of Term B loans outstanding under the Credit Agreement increased by $514 million (the “First Incremental Term B Loans”), which is fungible with the existing Term B loans outstanding under the Credit Agreement. The proceeds of the First Incremental Term B Loans were used to refinance the USD First Term Loan B due 2028. As the terms of First Incremental Term B Loans were not substantially different from those of the original USD First Lien Term Loan B due 2028, the refinance was treated as continuation of the original debt instrument for accounting purposes.
On April 29, 2024, the Group issued $525 million aggregate principal amount of
USD-denominated
senior secured notes due 2029 (the “USD Notes”) and €500 million aggregate principal amount of
EUR-denominated
senior secured notes due 2029 (the “EUR Notes” and, together with the USD Notes, the “Notes”), each issued at 100% of their nominal par value, by its subsidiary Flutter Treasury DAC. The Group used the proceeds of the Notes to repay the EUR First Lien Term Loan B due 2026 under the existing syndicated facility agreement dated July 10, 2018, and to repay borrowings under the GBP Revolving Credit Facility due 2028, and pay certain costs, fees and expenses in connection with the offering of the Notes. The Group incurred issuance costs amounting $13 million in connection with the Notes which has been reduced from the debt’s initial net carrying amount and amortized as additional interest expense over the life of the debt. The Group recognized an extinguishment loss of $5 million on repayment of the EUR First Lien Term Loan B due 2026 during the three and six months ended June 30, 2024.
The USD Notes have interest at a rate of 6.375% per annum and the EUR Notes bear interest at a rate of 5.000% per annum, both payable semi-annually in arrears. The Notes are senior secured obligations and rank pari passu in right of payment with all existing and future senior debt. The Notes are secured on a first-ranking basis by security interests granted over the collateral that also secure, as applicable, the obligations of the Group under the Credit Agreement.
Prior to April 15, 2026, the Group is entitled, at its option, to redeem all or a portion of the Notes at a redemption price equal to 100% of the principal amount of such Notes being redeemed, plus accrued and unpaid interest and additional amounts, if any, to, but excluding the date of the redemption, plus a make-whole premium. In addition, prior to April 15, 2026, the Group is entitled to redeem up to 40% of the aggregate principal amount of each series of Notes using the net cash proceeds from certain equity offerings at a price equal to 106.375% of the principal amount of the USD Notes and 105% of the principal amount of the EUR Notes being redeemed, plus accrued and unpaid interest and additional amounts, if any, to, but excluding the date of the redemption, subject to certain conditions set forth in the Indenture that governs the Notes. Furthermore, at any time prior to April 15, 2026, the Group is entitled, during each twelve month period commencing April 29, 2024, redeem up to 10% of the aggregate principal amount of each series of Notes at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the date of redemption. On or after April 15, 2026, the Group may redeem some or all of the Notes at redemption prices as set forth in the Indenture that governs the Notes.
Following repayment of the EUR First Lien Term Loan B due 2026 and the USD First Lien Term Loan B due 2028, the facilities under the Credit Agreement and the Notes are secured by a first priority security interest (subject to permitted liens) (x) in respect of obligors organized or incorporated outside of the United States, over the shares held by an obligor in another obligor and (y) in respect of obligors organized or incorporated in the United States, substantially all of our assets (subject to certain exceptions), in each case, in accordance with the Agreed Guarantee and Security Principles (as defined in the Credit Agreement).
As of June 30, 2024, the Group was in compliance with all debt covenants.
13. DERIVATIVES
In the normal course of the Group’s business operations, it is exposed to certain risks, including changes in interest rates and foreign currency risk. In order to manage these risks, the Group uses derivative instruments such as futures, forward contracts, swaps, options and other instruments with similar characteristics. All of the Group’s derivatives are used for non-trading
activities.
Cash flow hedges of interest rate and foreign currency risk
Interest rate and foreign currency risk arising from a portion of the Group’s floating interest rate USD First Lien Term Loan B maturing in 2030 and foreign currency risk arsing from the Group’s fixed rate USD Senior Secured Notes maturing in 2029 are managed using interest rate swaps and cross-currency interest rate swaps, which are designated as cash flow hedges with the objective of reducing the volatility of interest expense and foreign currency gains and losses in the case of the USD First Lien Term Loan B maturing in 2030 and foreign currency risk in case of fixed rate USD Senior Secured Notes maturing in 2029.
Under the terms of the cross-currency interest rate swaps designated as a hedge of the interest rate and foreign currency risk arising from USD First Lien Term Loan B maturing in 2030, the Group makes fixed rate interest payments and principal repayments in pounds sterling (GBP) and receives variable interest amounts in U.S. dollars (USD) from counterparties over the life of the agreements effectively converting the variable rate term loans into fixed interest rate debts with the exchange

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of the underlying notional amounts over the term of the loan whereby the Group will receive USD from and pay GBP to the counterparties at exchange rates which are determined at contract inception. Under the terms of the interest rate swaps designated as a hedge of the interest risk arising from the USD First Lien Term Loan B maturing in 2030, the Group makes fixed rate interest payments and receives variable interest amounts in USD from counterparties over the life of the agreements, effectively converting the variable rate term loans into fixed interest rate debt. Under the terms of the cross-currency interest rate swaps designated as a hedge of the foreign currency risk arising from the USD Senior Secured Notes maturing in 2029, the Group makes fixed interest rate payment in GBP and receives fixed interest rate payments in USD with the exchange of the underlying notional amounts at maturity whereby the Group will receive USD from and pay GBP to the counterparties at exchange rates which are determined at contract inception, thereby effectively converting the USD Senior Secured Notes to GBP Senior Secured Notes.
The notional amount of cross-currency interest rate swaps accounted for as cash-flow hedges was of foreign currency and interest rate risk on the USD First Lien Term Loan B was $1,595 million as of June 30, 2024, and $1,603 million as of December 31, 2023 with maturities of ranging from September 30, 2024 to June 30, 2025. The notional amount of interest-rate swaps accounted for as cash-flow hedges was $1,089 million as of June 30, 2024 and $1,094 million as of December 31, 2023 with maturities ranging from September 30, 2024 to June 30, 2025. The notional amount of cross-currency interest rate swaps accounted for as cash-flow hedges of foreign currency risk on the fixed rate USD Senior Secured Notes was $525 million as of June 30, 2024 and $0 as of December 31, 2023 maturing on April 15, 2026. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss)
, until earnings are affected by the variability of cash flows. Amounts recorded in accumulated other comprehensive income (loss)

were recognized in earnings within interest expense, net when the hedged interest payment was accrued. In addition, since the cross-currency interest rate swaps was a hedge of variability of the functional-currency-equivalent cash flows of the recognized term loan liability remeasured at spot exchange rates under ASC 830, “Foreign Currency Matters,” an amount that offset the gain or loss arising from the remeasurement of the hedged term loan liability was reclassified each period from accumulated other comprehensive income (loss)

to earnings in the
foreign exchange (loss) gain, net, which is a component of other (expense) income, ne
t.
The amount reclassified from accumulated other comprehensive income / (loss) into earnings was a net loss of $12 million for the three months ended June 30, 2024, and a net loss of $41 million for the three months ended June 30, 2023 and a net gain of $2 million for the six months ended June 30, 2024 (net loss of $84 million for the six months ended June 30, 2023).
The Group expects to reclassify a gain of $5
million from accumulated other comprehensive income (loss) into earnings within the next 12 months.
Net investment hedge
The Group has investments in various subsidiaries which form part of the Group’s International segment with Euro functional currencies. As a result, the Group is exposed to the risk of fluctuations between the Euro and GBP exchange rates. The Group designated its EUR First Lien Term Loan A maturing in 2028, EUR First Term Loan B maturing in 2026 (repaid in full on April 29, 2024
)
(the EUR First Lien Term Loan A maturing in 2028 together with the EUR First Term Loan B maturing in 2026, the EUR Term Loans), the EUR Senior Notes due 2029 and receive fixed rate, pay fixed rate cross-currency interest swaps whereby the Group will receive GBP from and pay Euro to the counterparties at exchange rates which are determined at contract inception, as a net investment hedge which are intended to mitigate foreign currency exposure related to non-GBP
net investments in certain Euro functional subsidiaries.
As of June 30, 2024, the nominal exposures of EUR First Lien Term Loan A and EUR Senior Notes designated as net investment hedges was $408 million and $500 million respectively. The nominal exposures of the EUR Term Loans was $980 million as of December 31, 2023. The designated hedge amounts were considered highly effective. The Group has also designated certain EUR cross currency interest rate swap contracts in net investment hedging relationships. The notional amount of cross-currency swaps accounted for as net investment hedges was $347 million as of June 30, 2024 and $359 million as of December 31, 2023. The designated hedge amounts were considered highly effective.
The foreign currency transaction gains and losses on the euro-denominated portion of the term loan and the cross-currency interest swaps, which are designated and effective as a hedge of the Group’s net investment in its euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Gains, net of tax, included in the foreign currency translation adjustment were $50 million for the three months ended June 30, 2024 (gains, net of tax amounting to $8 million for the three months ended June 30, 2023), and gain, net of tax amounting to $29 million for the six months ended June 30, 2024 (gain, net of tax amounting to $12 million for the six months ended June 30, 2023). There were no amounts reclassified out of accumulated other comprehensive income (“AOCI”) pertaining to the net investment hedge during the three months ended June 30, 2024, and 2023 as the Group has not sold or liquidated (or substantially liquidated) its hedged subsidiaries.
Economic hedges
The Group uses cross-currency interest rate swaps to economically hedge the Group’s net foreign currency exposure arising from 1) the risk of fluctuations between the EUR and GBP exchange rates from the Group’s investment in various subsidiaries which form part of the Group’s International segment and 2) the risk of fluctuations between the USD and GBP exchange rates arising from the portion of the Group’s USD Term Loan that is not designated in a cash flow hedge. The cross-currency interest rate swaps are also used to manage the interest rate risk arising from

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the portion of the Group’s USD Term Loan that is not designated in a cash flow hedge. Under the terms of the cross-currency interest rate swaps, the Group makes fixed-rate interest payments in EUR and receives variable interest amounts in USD from counterparties over the life of the agreements effectively converting the variable rate debt into fixed interest rate debt with the exchange of the underlying notional amounts at maturity whereby the Group will receive USD from and pay EUR to the counterparties at exchange rates which are determined at contract inception. Changes in the fair value of these instruments are recorded in earnings throughout the term of the cross-currency interest rate swaps and are reported in other income, net in the Condensed Consolidated Statements of Comprehensive (Loss) Income. As of June 30, 2024, the cross-currency interest rate swaps are set to mature in September 2024.
The following table summarizes the fair value of derivatives as of June 30, 2024 and December 31, 2023:

($ in millions)	Derivative Assets				Derivative Liabilities

	June-24		December-23		June-24		December-23

	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Other current liabilities	$(109)	Other current liabilities	$(104)
Cross-currency interest rate swaps	Other non-current assets	—	Other non-current assets	—	Other non-current liabilities	(3)	Other non-current liabilities	(21)
Interest rate swaps	Prepaid expenses and other current assets	$6	Prepaid expenses and other current assets	—	Other non-current liabilities	—	Other non-current liabilities	—

Total derivatives designated as cash flow hedges		$6		$—		$(112)		$(125)

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	$6	Prepaid expenses and other current assets	$—	Other current liabilities	$—	Other non-current liabilities	$(1)

Total derivatives designated as hedging instruments		$6		$—		$—		$(1)

Derivatives not designated as hedging instruments:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	$15	Prepaid expenses and other current assets	$—	Other current liabilities	$(53)	Other current liabilities	$(52)

Total derivatives not designated as hedging instruments		$15		$—		$(53)		$(52)

Total derivatives		$27		$—		$(165)		$(178)

1
8

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. SHARE-BASED COMPENSATION
During the three and six months ended June 30, 2024, the Group granted 52,902 options under the Flutter Entertainment plc 2015 Deferred Share Incentive Plan at the weighted average grant date fair value of $
207.70
 and,
7,466
options under the Flutter Entertainment plc 2022 Supplementary Restricted Share Plan at the weighted average grant date fair value of $
200.14
. The fair value of the options granted was based on the quoted trading price of the Group’s share on the date of the grant.
In the three and six months ended June 30, 2024,
792,246
options were also granted under the Flutter Entertainment plc 2016 Restricted Share Plan. Of the options awarded under the Flutter Entertainment plc 2016 Restricted Share Plan,
197,519 options have a market condition based on the Total Shareholder Return (TSR) relative to the TSR performance of the S&P 500 equity index. This market condition was directly factored into the fair value-based measure of the award at the grant date. The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 35.58
% and the weighted-average share price of the Group at the date of grant of the award of $
196.70. The weighted-average fair value of the awards at the grant date was $73.98
. The remaining 594,727 options had a weighted average grant date fair value of $194.08 based on the quoted trading price of the Group’s share on the date of the grant.
For the three and six months ended June 30, 2024, the Group granted a further
45,733 share options with a nominal exercise price under the 2023 Long Term Incentive Plan. The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 39.94% and the share price of the Group at the date of grant of the award of $180.70. The weighted-average fair value of the awards at grant date was $62.14.
On June 26, 2024, the Board adopted the Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan (the “2024 Incentive Plan”) as a vehicle to continue granting equity to the Group, and the Group’s affiliates’, current and prospective employees, together with officers, non-employee
directors and consultants. The 2024 Incentive Plan provides for an initial share pool of 1,770,000 shares, with such reserve amount to be reduced by the number of shares (if any) covered by awards granted under the Group’s legacy equity-based incentive plans (including the Sharesave Scheme).
During the three months ended, June 30, 2023, the Group adopted the Flutter Entertainment plc 2023 Long Term Incentive Plans (“2023 LTIP”) which enables the Group to grant share awards and nil cost options with a single award vesting in tranches (if the relevant performance conditions are met) after the end of the performance period applicable to the tranche. Awards granted under the 2023 LTIP have a performance period of not less than three years. The awards granted under the 2023 LTIP have a market condition based on the Total Shareholder Return (“TSR”) relative to the FTSE 100 (excluding house builders, real estate investment trusts and natural resources companies). This market condition was directly factored into the fair-value-based measure of the award. The Group granted 44,820 share options with a nominal exercise price under the 2023 LTIP. The Group engaged a third party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 35.91% and the share price of the Group at the date of grant of the award of $199.22. The weighted-average fair value of the awards at the grant date was $111.60. The performance targets associated with a further 134,460 share options were not determined as of June 30, 2023 and as a result no grant date has been established under ASC 718 and no compensation cost recognized in the period ended June 30, 2023.
In respect of other employee share schemes, for the three months ended June 30, 2023, the Group granted 7,813 restricted awards and share options with a nominal exercise price (six months ended June 30, 2023: 34,419 restricted awards and share options with a nominal exercise price). The weighted-average grant date fair value of awards granted in the period under other plans was $
214.77
(six months ended June 30, 2023: $163.75) based on the quoted trading price of the Group’s share on the date of the grant.
For the six months ended June 30, 2023, the Group granted 519,212 restricted awards and 469,084 share options with a nominal exercise price under the Flutter Entertainment plc 2016 Restricted Share Plan. The weighted-average grant date fair value of awards granted in the period was $171.53 based on the quoted trading price of the Group’s share on the date of the grant.
As of June 30, 2024, 3,963,314 restricted awards and options were outstanding across all employee share schemes.
Total compensation cost arising from employee share schemes for the three and six months ended June 30, 2024, and June 30, 2023, was $59 million and $64 million, and $100 million and $110 million respectively in the Condensed Consolidated Statements of Comprehensive (Loss) Income.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. FAIR VALUE MEASUREMENTS
The following tables set forth the fair value of the Group’s financial assets, financial liabilities and redeemable non-controlling
interests measured at fair value based on the three-tier fair value hierarchy:

	As of June 30, 2024
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – investments	$157	$17	$—	$174
Equity securities - Investments	—	—	7	7
Derivative financial assets	—	27	—	27

Total	157	44	7	208

Financial liabilities measured at fair value:
Derivative financial liabilities	—	165	—	165
Fox Option liability	—	—	490	490
Contingent consideration	—	—	16	16

Total	—	165	506	671

Redeemable non-controlling interests at fair value	$—	$—	$1,251	$1,251

	As of December 31, 2023
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – investments	$33	$139	$—	$172
Equity securities - Investments	—	—	9	9

Total	33	139	9	181

Financial liabilities measured at fair value:
Derivative financial liabilities	—	178	—	178
Fox Option liability	—	—	400	400
Contingent consideration	—	—	20	20

Total	—	178	420	598

Redeemable non-controlling interests at fair value	$—	$—	$1,100	$1,100
PokerStars trademark held and used 1	$—	$—	$368	$368

Total nonrecurring fair value measurement	—	—	$368	$368

1
In accordance with subtopic
360-10,
Pokerstars’ trademark held and used with a carrying amount of $1,093 million was written down to its fair value of $368 million, in the fourth quarter of 2023 resulting in an impairment of $725 million, which was included in sales and marketing expenses. The Group utilized the relief from royalty method under the income approach to estimate the fair value. Assumptions inherent in estimating the fair value included revenue forecast, royalty rate of 5.0%, income tax rate of 12.5%, and discount rate of 12.5%. The Group selected the assumptions used in the financial forecasts of cash flows specific to the remaining useful life of the trademark using historical data, supplemented by current and anticipated market conditions and estimated growth rates. Financial forecasts beyond the period covered by the plans were estimated by extrapolating the forecasts based on the plans using a steady growth in line with the long-term average growth for the countries in which the trademark is used. As the fair value measurements were based on significant inputs not observable in the market, they represented Level 3 measurements within the fair value hierarchy. There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2024, and December 31, 2023.

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
As of June 30, 2024, the Group assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Group determined that its valuations of its derivatives in their entirety are classified in Level 2 of the fair value hierarchy.
Valuation of Level 3 financial instruments
Equity securities
The Group determined the fair value of investments in equity securities that do not have a readily available market value amounting to $7 million at June 30, 2024 (December 31, 2023: $9 million) using the Market Comparable Companies Approach based on EBITDA multiple. The movement in the fair value of equity securities for the three and six months ended June 30, 2024 and 2023 was immaterial.
Non-derivative
financial instruments
Fox Option
The fair value of the Fox Option amounts to $490 million at June 30, 2024 and $400 million at December 31, 2023 which was determined using an option pricing model. As of June 30, 2024, and December 31, 2023, the option price was $4.4 billion and $4.3 billion, respectively. The significant unobservable inputs were the enterprise value of FanDuel, the discount for lack of marketability (“DLOM”), the discount for lack of control (“DLOC”), implied volatility and probability of Fox getting licensed.
The enterprise value of FanDuel was determined using an equal weight to the value indications of the discounted cash flow analysis and the guideline public company analysis. The discount rate used in the discounted cash flow analysis was 21.0% and 19.0% as of June 30, 2024 and as of December 31, 2023, respectively.
Additionally, management applied a combined 35.0% discount for lack of marketability and lack of control as of June 30, 2024, and as of December 31, 2023. A range of DLOMs obtained using various securities-based approaches was 12.4% to 19.2%. DLOC was estimated at 18.4% using implied discounts in previous observable transactions involving FanDuel’s equity ownership and data based on Mergerstat studies as of June 30, 2024, and as of December 31, 2023 respectively.
Management selected a discount rate of 35.0%, which is on the higher end of the third quartile based on the ranges considered by management.

2
1

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The volatility was 35.0% and 36.0% as of June 30, 2024 and year ended December 31, 2023, which was within the range of selected comparable companies. In developing the fair value measurement, the probability of a market participant submitting to and obtaining a license was estimated at 75.0% as of June 30, 2024, and as of December 31, 2023.
Changes in discount rates, revenue multiples, DLOM, DLOC, implied volatility and probability of Fox getting licensed, each in isolation, may change the fair value of the Fox Option. Generally, an increase in discount rates and DLOM, DLOC or decrease in revenue multiples, implied volatility and probability of Fox getting licensed may result in a decrease in the fair value of the Fox Option. Due to the inherent uncertainty of determining the fair value of the Fox Option, the fair value of the Fox Option may fluctuate from period to period. Additionally, the fair value of the Fox Option may differ significantly from the value that would have been used had a readily available market existed for FanDuel Group LLC. In addition, changes in the market environment and other events that may occur over the life of the Fox Option may cause the losses ultimately realized on the Fox Option to be different than the unrealized losses reflected in the valuations currently assigned.
Redeemable
non-controlling
interests at fair value
The terms of symmetrical call and put options agreed between the Group and Boyd require exercise price to be calculated at fair market value without giving effect to DLOM and DLOC. FanDuel’s pre-discount
enterprise value determined in the same manner as discussed earlier for June 30, 2024 and December 31, 2023 is considered in measuring the fair value of redeemable non-controlling
interests owned by Boyd.
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
The fair value of contingent consideration is primarily dependent on forecast performance for the acquired businesses in excess of a predetermined base target. An increase and decrease of 10% in the excess over the predetermined base target during the relevant time periods would increase and decrease the value of contingent consideration at June 30, 2024 by $2 million and $2 million, respectively (December 31, 2023: $2 million and $2 million).

2
2

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Movements in the three months period in respect of Level 3 financial instruments carried at fair va lu
e
The movements in respect of the financial assets and liabilities carried at fair value are as follows:

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of March 31, 2024	$(19)	$7	$(580)	$(592)	$(1,304)
Total gains or losses for the period:
Included in earnings	3	—	91	94	—
Included in other comprehensive income	—	—	(1)	(1)	—
Attribution of net loss and other comprehensive income:
Net income attributable to redeemable non-controlling interest	—	—	—	—	(7)
Other comprehensive income attributable to redeemable non-controlling interest	—	—	—	—	—
Acquisitions and settlements:
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	63

Balance as of June 30, 2024	(16)	7	(490)	(499)	(1,248)

Change in unrealized gains or losses for the period included in earnings	3	—	91	94	—

Change in unrealized gains or losses for the period included in other comprehensive income	$—	$—	$(1)	$(1)	$—

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of December 31, 2023	$(20)	$9	$(400)	$(411)	$(1,100)
Total gains or losses for the period:
Included in earnings	3	(2)	(93)	(92)	—
Included in other comprehensive income	1	—	3	4	—
Attribution of net loss and other comprehensive income:
Net income attributable to redeemable non-controlling interest	—	—	—	—	(6)
Other comprehensive loss attributable to redeemable non-controlling interest	—	—	—	—	11
Acquisitions and settlements:
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(153)

Balance as of June 30, 2024	(16)	7	(490)	(499)	(1,248)

Change in unrealized gains or losses for the period included in earnings	3	(2)	(93)	(92)	—

Change in unrealized gains or losses for the period included in other comprehensive income	$1	$—	$3	$4	$—

2
3

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of March 31, 2023	$(20)	$11	$(290)	$(299)	$(919)
Total gains or losses for the period:
Included in earnings	—	—	(53)	(53)	—
Included in other comprehensive income	—	—	(7)	(7)	—
Attribution of net loss and other comprehensive income:
Net loss attributable to redeemable non-controlling interest	—	—	—	—	1
Other comprehensive income attributable to redeemable non-controlling interest	—	—	—	—	(27)
Acquisitions and settlements:
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(60)

Balance as of June 30, 2023	(20)	11	(350)	(359)	(1,005)

Change in unrealized gains or losses for the period included in earnings	—	—	(53)	(53)	—

Change in unrealized gains or losses for the period included in other comprehensive income	$—	$—	$(7)	$(7)	$—

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of December 31, 2022	$(22)	$11	$(220)	$(231)	$(781)
Total gains or losses for the period:
Included in earnings	—	—	(117)	(117)	—
Included in other comprehensive income	2	—	(13)	(11)	—
Attribution of net loss and other comprehensive income:
Net loss attributable to redeemable non-controlling interest	—	—	—	—	5
Other comprehensive income attributable to redeemable non-controlling interest	—	—	—	—	(44)
Acquisitions and settlements:
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(185)

Balance as of June 30, 2023	(20)	11	(350)	(359)	(1,005)

Change in unrealized gains or losses for the period included in earnings	—	—	(117)	(117)	—

Change in unrealized gains or losses for the period included in other comprehensive income	$2	$—	$(13)	$(11)	$—

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. COMMITMENTS AND CONTINGENCIES
Guarantees
The Group has uncommitted working capital overdraft facilities as of June 30, 2024 of $21 million (December 31, 2023: $21 million) with Allied Irish Banks p.l.c. These facilities are secured by a Letter of Guarantee from Flutter Entertainment plc.
The Group has bank guarantees: (i) in favor of certain gaming regulatory authorities to guarantee the payment of player funds, player prizes, and certain taxes and fees due by a number of Group companies; and (ii) in respect of certain third-party rental and other property commitments, merchant facilities and third-party letter of credit facilities. The maximum amount of the guarantees as of June 30, 2024 was $327 million (December 31, 2023: $322 million). No claims had been made against the guarantees as of June 30, 2024 (December 31, 2023: $0). The guarantees are secured by counter indemnities from Flutter Entertainment plc and certain of its subsidiary companies. The value of cash deposits over which the guaranteeing banks hold security was $52 million as of June 30, 2024 (December 31, 2023: $29 million).
Other purchase obligations
The Group is a party to several
non-cancelable
contracts with vendors where the Group is obligated to make future minimum payments under the terms of these contracts as follows:

($ in millions)	As of June 30, 2024
From June 30, 2024 to December 31, 2024	$508
2025	788
2026	491
2027	321
2028	176
Thereafter	460

$2,744

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Legal Contingencies
The Group is involved, from time to time, in various litigation, administrative and other legal proceedings, including regulatory actions, incidental or related to its business. The Group establishes an accrued liability for legal claims and indemnification claims when the Group determines that a loss is both probable and the amount of the loss can be reasonably estimated. The estimates are based on all known facts at the time and our assessment of the ultimate outcome. As additional information becomes available, the Group reassesses the potential liability related to our pending claims and litigation, which may also revise our estimates. The amount of any loss ultimately incurred in relation to these matters may be higher or lower than the amounts accrued. Due to the unpredictable nature of litigation, there can be no assurance that our accruals will be sufficient to cover the extent of our potential exposure to losses. Any fees, expenses, fines, penalties, judgments, or settlements which might be incurred by us in connection with the various proceedings could affect our results of operations and financial condition.
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
As of June 30, 2024, the Group expects to settle claims amounting to €13 million ($14 million) and has recognized an accrued liability within loss contingencies forming part of other current liabilities. It is reasonably possible that the actual losses could be in excess of the Group’s accrual. The Group is unable to estimate a reasonably possible loss or range of loss in excess of its accrual due to the complexities and uncertainty around the judicial process. In addition, there are further claims made against the Group amounting to €43 million ($46 million) as of June 30, 2024, the settlement of which is predicated on the merits of the case and whether the enforcement proceedings are successful in laying claim over the Group’s Maltese assets for settlement of these claims. The Group, based on advice from its legal counsel, believes such cross-border enforcement of judgements is in contravention to Maltese public policy and Regulation (EU) 1215/2012 and has not accrued any liability for these claims. The Group has filed countersuits before the Maltese Civil Court for setting aside these claims. The defendants have also filed garnishee orders with the Maltese Civil Court to attach the Group’s Maltese assets, some of which have already been declined by the Maltese Civil Court. Should the Maltese Courts decide in favor of the Group, there would be grounds for dismissal of all pending player claims instituted against the Group.
While the Group believes that it has strong arguments, at this time, the Group is unable to reasonably estimate the likelihood of the outcome due to the complexities and uncertainty around the judicial process.
Tax dispute in relation to operations in Italy
As previously reported, the Italian Tax Police initiated an investigation of the operations conducted by PokerStars business in Italy (hereinafter referred to as ‘PS Italy’), alleging that PS Italy’s server infrastructure located in Italy amounts to an Italian permanent establishment for corporate tax purposes. As of June 30, 2024, the Group has fully settled this tax dispute with the Italian Tax Authorities for an amount of €8 million ($9 million).

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goods and Services Tax (“GST”) rate applicable to operations in India
As previously reported, India’s Directorate General of Goods & Services Tax (the “DGGI”) is currently investigating the historical characterization of products such as rummy, fantasy games and poker as ‘games of skill’ (subjects to tax of
18
% on player commission) rather than ‘games of chance’ (subject to
28
% tax on player stakes). In making GST returns, Junglee and PokerStars India have consistently followed the Supreme Court of India’s rulings in relation to the distinction between games of skill and games of chance.
The DGGI has issued notices to multiple online gaming businesses alleging historical underpayment of GST, including to the Group’s operations in India (Junglee) of
₹
179.1
billion ($
2.1
billion). Junglee disputes that any additional tax is payable and has been advised that the notice received is not in accordance with the GST provisions applicable to past periods.
As of the date of issue of these unaudited condensed financial statements, Junglee is in the process of filing a petition with the Supreme Court of India, with the intention of joining its case to the cases of other online gaming operators pending at the Supreme Court of India. The lead case (The Directorate General of GST Intelligence vs. Gameskraft Technologies Private Limited) was ruled in favor of Gameskraft, the taxpayer, at the Karnataka High Court in May 2023, and found that taxes had been paid in accordance with the law, but the case remains unresolved at the Supreme Court of India.
On June 22, 2024, a meeting of India’s Goods and Services Tax Council (the “GST Council”) (a constitutional body responsible for the formation and recommendation of GST law changes, held by the Supreme Court of India to be the ultimate authority on the GST issues), recommended amending the GST law to empower the Indian Central Government, on the recommendation of the GST Council, to waive any historical taxes not paid, where the common trade practice was either:

1.	not to subject the goods or services to tax, or
2.	to subject the goods or services to a lower tax rate than what is now being suggested by the DGGI.
The recommendation of the GST Council has been incorporated into the Finance Bill (the “Bill”) and is expected to be enacted during the third quarter of 2024.
Whilst the proposed law is not industry specific, if enacted and recommended by the GST Council to be applied to the online gaming industry, we would expect the
18
% GST already paid on commissions for past periods to be accepted as the applicable tax rate and the litigation will cease.
As of the date of issue of the unaudited condensed consolidated financial statements, no liability has been accrued as the Group has determined that it is not probable that a liability has been incurred considering the progress of the cases pending at the Supreme Court of India, decisions of the State High Courts in favor of the industry, the arguments of legal counsel representing the industry and the opinion of the Group’s own legal counsel.
The Group is unable to make an estimate of any reasonably possible loss or range of losses
, if any, were there to be an adverse final decision in the cases pending before the Supreme Court of India associated with the notice received.
Others
During the three months ended June 30, 2024, no additional information has become available that would cause the Group to reassess the potential liability related to the Group’s pending claims and litigation in relation to the Group’s cybersecurity incident as disclosed in our 2023 Annual Report.
17. SUBSEQUENT EVENTS
The Group evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements. There were no events requiring disclosure.
******

2
7

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

Our financial growth engine is built on sustainable revenue growth, margin benefits, significant cashflow generation and disciplined capital allocation.

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

Segment results for the three and six months ended June 30, 2023, have been revised to reflect the change in operating segment measurement and change in operating segment composition.

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

Adjusted EBITDA is not a liquidity measure and should not be considered as discretionary cash available to us to reinvest in the growth of our business, or to distribute to shareholders, or as a measure of cash that will be available to us to meet our obligations.

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

U.S.

Our US segment is considered to be the largest growth opportunity for the Group. Since 2018 when the key gambling legislation was overturned by the U.S. Supreme Court, a number of states have moved to legalize and regulate gambling at the state level. As of June 30, 2024, FanDuel is active in 23 states that have legalized and regulated for a competitive online sports betting market and 5 states that have legalized and regulated iGaming. Effective from July 1, 2024, the state of Illinois increased its tax rates on online sports betting which we estimate equates to a $50 million U.S. Adjusted EBITDA impact for the six months ending December 31, 2024 before any mitigating actions which involves optimization of player incentives and media spend, which are expected to have an approximate $10 million impact, resulting in a net U.S. Adjusted EBITDA of $40 million for the 6 months ending December 31, 2024. We would anticipate that ongoing mitigation efforts can reduce the U.S. Adjusted EBITDA impact of the tax increase by approximately 50% in 2025. No other states have advanced similar legislation.

UKI

While more mature and developed than many other European markets, the United Kingdom and Ireland online gaming and betting markets have continued to exhibit good levels of growth despite the introduction of safer gambling initiatives by operators in those markets and regulatory changes in Great Britain.

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

Italy is the largest regulated gambling market in the European Union, with its online penetration expected to stand at 23.0% based on GGR in 2024, which represents an opportunity for Italian online betting and gaming to further grow given the under-penetration in this market.

In recent years, the regulatory framework in Italy has tightened with an online advertising ban issued in 2019 as well as a temporary (2 years) increase in taxes on gross winnings for sports betting to finance Italian sport during the Covid pandemic. In August 2023, the Italian government approved the terms of a new decree to reorganize the entire gambling sector with the primary objective of improving player protection, combating illegal gambling and increasing tax revenue through a new licensing framework. The first operational step was the approval of a decree in March 2024 to initiate the reorganization of the online sector through the issuing of a new tender, for fifty expected new online gaming licenses to be awarded by the first quarter of 2025. Theses licenses will have a nine year validity and cover all the games that are not subject to exclusive licenses, such as online scratch cards. Groups, such as Flutter can hold a maximum of five licenses. The Group does not currently expect a significant impact from these regulatory changes due to its reduced dependence on online advertising, its scale advantage, and its retail presence in Italy.

Among the international markets in which we operate, Turkey, India, Georgia, Serbia and Spain are our five largest markets after Italy. For the period between 2016 and 2023, the market grew at a CAGR of 27.2%, 22.9% and 21.5% in Turkey, India, and Georgia, respectively, driven by the fast-growing online channel. While the market grew at a CAGR of 2.5% in Spain for the same period, the online segment grew at a CAGR of 10.9%.

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

The regulatory environment in Australia has also evolved significantly in recent years, especially after the introduction of point of consumption tax in 2019. Queensland, New South Wales and the Australian Capital Territory have since increased point of consumption tax, and finally, Victoria announced an increase in the point of consumption tax rate from 10% to 15%, effective from July 1, 2024. The higher tax environment underlines the importance of scale in the Australian market and favors large operators, as increasing regulatory and tax hurdles can drive out smaller operators and support market share expansion for scale operators.

Operating Results

Operational and Financial Metrics for the Group

Three months ended June 30, 2024 compared to three months ended June 30, 2023:

The following table presents our AMPs for the Group, by total Group and by product category for the interim periods indicated:

	Three months ended June 30,
AMPs (Amounts in thousands)	2024	2023
Total Group AMPs [1]	14,344	12,222
Group AMPs by Product Category [1]
Sportsbook	8,312	7,194
iGaming	6,487	5,504
Other	2,135	1,746

1.    In circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the Group level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the Group level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents a summary of our financial results for the periods indicated and is derived from our condensed consolidated financial statements for the interim periods indicated.

	Three months ended June 30,
(Amounts in $ millions, except percentages)	2024	2023
Revenue	$3,611	$3,001
Cost of Sales	(1,835)	(1,491)

Gross profit	$1,776	$1,510
Technology, research and development expenses	(216)	(176)
Sales and marketing expenses	(746)	(667)
General and administrative expenses	(445)	(445)

Operating profit	$369	$222
Other income, net	89	10
Interest expense, net	(108)	(82)

Profit before income taxes	$350	$150
Income tax expense	(53)	(86)

Net income	$297	$64

Net profit margin [1]	8.2%	2.1%

Adjusted EBITDA [2]	$738	$633

Adjusted EBITDA Margin [2]	20.4%	21.1%

1.    Net profit margin is net profit divided by revenue.

2.    Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. See “—Supplemental Disclosure of Non-GAAP Measures” for additional information about these measures and reconciliations to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Our revenue increased by 20%, to $3,611 million for the three months ended June 30, 2024, from $3,001 million for the three months ended June 30, 2023 and our AMPs grew 17% period on period to 14.3 million. The key drivers of Group revenue growth were (i) continued expansion of our US segment, with revenue 39% higher period on period, (ii) strong UKI iGaming and sportsbook growth following a positive European Football Championships (‘Euros’) and the benefit of positive sports results and finally (iii) a strong International performance particularly in Italy. The addition of MaxBet in the International segment in the three months ended June 30, 2024 also added 1% to total Group revenue. The impact of sports results which is calculated as the difference between our expected net revenue margin for the period and our actual net revenue margin had an approximately 7% positive impact on total revenue growth for the three months ended June 30, 2024.

Cost of sales increased by 23%, to $1,835 million for the three months ended June 30, 2024, from $1,491 million for the three months ended June 30, 2023, in line with the increase in revenue. Cost of sales as a percentage of revenue remained consistent period on period at 51% for the three months ended June 30, 2024 compared with 50% for the three months ended June 30, 2023.

Technology, research and development expenses increased by 23%, to $216 million for the three months ended June 30, 2024, from $176 million for the three months ended June 30, 2023, primarily reflecting increased labor costs as we scale our business in the U.S. and invest in product development to enhance the customer proposition of our brands across the Group.

Sales and marketing expenses increased by 12%, to $746 million for the three months ended June 30, 2024, from $667 million for the three months ended June 30, 2023, primarily due to increased sales and marketing costs driven by investment in US customer acquisition and the Euros. Sales and marketing expenses as a percentage of revenue was 21% for the three months ended June 30, 2024, a decrease of 150 basis points from 22% for the three months ended June 30, 2023. This decrease was driven by (i) significant economies of scales achieved in existing states with continued disciplined player acquisition investment in the United States partly offset by new state launches, and (ii) increasingly targeted investment in the “Consolidate and Invest” markets which include Italy, Spain, Georgia, Armenia, Brazil, India, Turkey, Morocco, Bosnia & Herzegovina, Serbia and the United States, to support the growth in these markets, as well as the closure of FOX Bet in August 2023.

General and administrative expense remained consistent period on period at $445 million for the three months ended June 30, 2024, compared with $445 million for the three months ended June 30, 2023.

Operating profit increased by $147 million to $369 million for the three months ended June 30, 2024, from $222 million for the three months ended June 30, 2023, as a result of the factors above.

Other income increased by $79 million, to $89 million for the three months ended June 30, 2024, from $10 million for the three months ended June 30, 2023. This increase was primarily driven by the fair value gain of $91 million on the Fox Option liability for the three months ended June 30, 2024, as compared to a fair value loss of $53 million for the three months ended June 30, 2023. This increase in other income was partially offset by (i) a foreign exchange loss of $8 million for the three months ended June 30, 2024 as compared to a foreign exchange gain of $35 million for the three months ended June 30, 2023 and (ii) a fair value gain on derivative instruments of $7 million for the three months ended June 30, 2024 as compared to $29 million for the three months ended June 30, 2023.

Interest expense, net increased by $26 million, to $108 million for the three months ended June 30, 2024, from $82 million for the three months ended June 30, 2023, primarily as a result of an increase in interest rates due to maturity of derivatives used to hedge interest rate risk in the three months ended June 30, 2023 and entering into new derivatives with higher fixed interest rates.

Income tax expense decreased by $33 million, to $53 million for the three months ended June 30, 2024, from $86 million for the three months ended June 30, 2023. The movement is primarily due to the change in amount and jurisdictional mix of profits in which the Group has a taxable presence, as well as the tax impact of discrete adjustments.

Net income increased by $233 million, or 364%, to $297 million for the three months ended June 30, 2024, from $64 million for the three months ended June 30, 2023 and net profit margin increased to 8.2% from 2.1%, as a result of the factors above.

Adjusted EBITDA increased by 17%, to $738 million for the three months ended June 30, 2024, from $633 million for the three months ended June 30, 2023. Adjusted EBITDA Margin decreased by 70 basis points from 21.1% to 20.4% reflecting the revenue performance and expenses trend outlined above.

Operational and Financial Metrics by Segment

U.S.

The following table presents a summary of our operational metrics for the U.S. segment for the interim periods indicated.

	Three months ended June 30,
AMPs (Amounts in thousands)	2024	2023
Total U.S. AMPs [1]	3,466	2,731
U.S. AMPs by Product Category [1]
Sportsbook	2,806	2,153
iGaming	689	528
Other	584	600
Stakes (amounts in $ millions)	$10,976	$8,158
Sportsbook net revenue margin	10.0%	9.6%

1.    Total U.S. AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the U.S. division level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the U.S. division level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the U.S. segment for the interim periods indicated.

	Three months ended June 30,
(Amounts in $ millions, except percentages)	2024	2023
U.S.
Sportsbook	$1,099	$781
iGaming	$357	$243
Other	$71	$73

Total U.S. revenue	$1,527	$1,097

Adjusted EBITDA	$260	$172
Adjusted EBITDA Margin	17.0%	15.7%

Total revenue for our U.S. segment increased by 39% to $1,527 million for the three months ended June 30, 2024, from $1,097 million for the three months ended June 30, 2023, reflecting AMPs growth of 27%. Sportsbook revenue increased by 41%, with amounts staked up 35% to $10,976 million and AMPs 30% higher at 2.8 million due to our strong growth across both new and existing states. Sportsbook net revenue margin increased to 10.0% for the three months ended June 30, 2024 compared to 9.6% for the three months ended June 30, 2023. This reflected continued expansion of our expected sportsbook net revenue margin, driven by our market leading product offering and pricing capabilities, partly offset by a 50 basis points adverse impact from less favorable sports results compared with the prior period (sports results for the three months ended June 30, 2024: 110 basis points favorable; for the three months ended June 30, 2023:160 basis points favorable).

iGaming revenue for the three months ended June 30, 2024 increased by 47% driven by our focuses on improving customer experiences and product innovation including the launch of exclusive new titles such as Fort Knox Cats and the addition of new FanDuel Reward Machine features. As a result AMPs increased by 30% period on period to 0.7 million for the three months ended June 30, 2023.

Other revenue for the three months ended June 30, 2024 decreased by 3% period on period driven by a decline in DFS where a portion of our DFS player base has migrated some or all of their play to our sportsbook product.

Adjusted EBITDA for the U.S. was $260 million for the three months ended June 30, 2024, a $88 million increase compared to $172 million for the three months ended June 30, 2023. Adjusted EBITDA Margin increased to 17.0% for the three months ended June 30, 2024 from 15.7% for the three months ended June 30, 2023. These improvements were driven by (i) an increase in revenue as a result of the factors above; and (ii) significant economies of scales achieved in sales and marketing expenses through continued disciplined player acquisition investment in existing states. These improvements were partially offset by an increase in technology, research and development costs, primarily reflecting increased headcount costs as we continue to invest in scaling our business in the US.

UKI

The following table presents a summary of our operational metrics for the UKI segment for the interim periods indicated.

	Three months ended June 30,
AMPs (Amounts in thousands)	2024	2023
Total UKI AMPs [1]	4,407	4,108
UKI AMPs by Product Category [1]
Sportsbook	3,294	3,000
iGaming	2,322	2,033
Other	144	145
Stakes (amounts in $ millions)	$3,221	$3,266
Sportsbook net revenue margin	14.0%	12.3%

1.    Total UKI AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the UKI division level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the UKI division level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the UKI segment for the interim periods indicated.

	Three months ended June 30,
(Amounts in $ millions, except percentages)	2024	2023
UKI
Sportsbook	$451	$401
iGaming	$423	$339
Other	$54	$49

Total UKI revenue	$928	$789

Adjusted EBITDA	$293	$249
Adjusted EBITDA Margin	31.6%	31.6%

Total revenue for our UKI segment increased by 18% to $928 million for the three months ended June 30, 2024 from $789 million for the three months ended June 30, 2023. AMPs increased by 7% to 4.4 million for the three months ended June 30, 2024 from 4.1 million for the three months ended June 30, 2023, largely benefitted from the Euros.

Sportsbook revenue increased by 12% to $451 million for the three months ended June 30, 2024 from $401 million for the three months ended June 30, 2023, mainly driven by the Euros and a 170 basis points increase in our sportsbook net revenue margin to 14.0%. This was driven by the continued expansion of our expected net revenue margin due to greater same game parlay adoption, which is a higher margin bet type. We also benefited from 110 basis points of favorable sports results period on period (sports results for the three months ended June 30, 2024: 190 basis points favorable; for the three months ended June 30, 2023: 80 basis points favorable).

iGaming revenue increased 25%, to $423 million for the three months ended June 30, 2024, from $339 million for the three months ended June 30, 2023. This was driven by AMP growth of 14% and increased engagement through consistent delivery of product improvements which drove strong cross-sell rates.

Other revenue increased by 10%, to $54 million for the three months ended June 30, 2024 from $49 million for the three months ended June 30, 2023 driven by the Betfair Exchange.

Adjusted EBITDA for UKI was $293 million for the three months ended June 30, 2024, a $44 million increase from $249 million for the three months ended June 30, 2023. Adjusted EBITDA Margin remained consistent period on period at 31.6% for the three months ended June 30, 2024 and 2023. This was due to the increase in revenue as a result of the factors above, offset by the increase in sales and marketing expenses related to the Euros.

International

The following table presents a summary of our operational metrics for the International segment for the interim periods indicated.

	Three months ended June 30,
AMPs (Amounts in thousands)	2024	2023
Total International AMPs [1]	5,273	4,243
International AMPs by Product Category [1]
Sportsbook	1,012	902
iGaming	3,476	2,943
Other	1,407	1,001
Stakes (amounts in $ millions)	$1,475	$1,197
Sportsbook net revenue margin	13.4%	12.9%

1.    Total International AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the International division level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the International division level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the International segment for the interim periods indicated.

	Three months ended June 30,
(Amounts in $ millions, except percentages)	2024	2023
International
Sportsbook	$197	$154
iGaming	$574	$540
Other	$36	$32

Total International revenue	$807	$726

Adjusted EBITDA	$156	$145
Adjusted EBITDA Margin	19.3%	20.0%

Total revenue for our International segment increased by 11% to $807 million for the three months ended June 30, 2024 from $726 million for the three months ended June 30, 2023, reflecting a 24% increase in AMPs. Revenue in our “Consolidate and Invest” markets grew 16% reflecting (i) the benefit from the Euros, (ii) the acquisition of MaxBet in January 2024, which contributed $52 million in revenue during the three months ended June 30, 2024 and, (iii) the strong revenue growth in Italy (+11%), Georgia (+12%), Spain (+10%) and Brazil (+6%). This growth helped to mitigate the revenue decline in India (-8%) due to the impact of tax changes introduced in the three months ended December 31, 2023.

Sportsbook revenue increased by 28% to $197 million for the three months ended June 30, 2024 from $154 million for the three months ended June 30, 2023. This was mainly due to the stakes increase of 23% to $1,475 million driven by the Euros and the increase in sportsbook net revenue margin of 50 basis points to 13.4%. The increase in net revenue margin was driven by the 20 basis point impact from favorable sports results period on period (three months ended June 30, 2024: 110 basis points favorable impact; three months ended June 30, 2023: 90 basis points favorable impact).

iGaming revenue increased by 6% to $574 million for the three months ended June 30, 2024 from $540 million for the three months ended June 30, 2023, due to the addition of MaxBet and growth in Italy and Georgia partly offset by tax changes in India.

Other revenue for the three months ended June 30, 2024 increased by 13% driven by the new concession in Morocco.

Adjusted EBITDA for International was $156 million for the three months ended June 30, 2024, a 8% increase from $145 million for the three months ended June 30, 2023, and Adjusted EBITDA Margin decreased by 70 basis points to 19.3% for the three months ended June 30, 2024. This reflects operating cost savings from the closure of Fox Bet and the optimization of the PokerStars business model being offset by the phasing of general and administration costs in the prior year.

Australia

The following table presents a summary of our operational metrics for the Australia segment for the interim periods indicated.

	Three months ended June 30,
AMPs (Amounts in thousands)	2024	2023
Total Australia AMPs [1]	1,199	1,139
Stakes (amounts in $ millions)	$2,726	$2,959
Sportsbook net revenue margin	12.8%	13.1%

1.    See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the Australia segment for the interim periods indicated.

	Three months ended June 30,
(Amounts in $ millions, except percentages)	2024	2023
Australia
Sportsbook	$349	$389

Total Australia revenue	$349	$389

Adjusted EBITDA	$74	$108
Adjusted EBITDA Margin	21.2%	27.8%

Australia revenue decreased by 10% to $349 million for the three months ended June 30, 2024 from $389 million for the three months ended June 30, 2023, with AMPs increasing by 5%, to 1.2 million in period, due to strong engagement on key sports events including the Rugby League State of Origin games during the quarter. The decrease in sportsbook revenue was driven by a 8% decrease in amounts staked to $2,726 million in for the three months ended June 30, 2024, due to continued softer racing market environment, in line with expectations, compared to the three months ended June 30, 2023. The sportsbook net revenue margin decreased by 30 basis points to 12.8% in three months ended June 30, 2023 primarily driven by the adverse impact from less favorable sports results. The impact of sports results was 40 and 90 basis points of favorable impact in the three months ended June 30, 2024 and the three months ended June 30, 2023, respectively.

Adjusted EBITDA for Australia was $74 million for the three months ended June 30, 2024, a 31% decrease from $108 million for the three months ended June 30, 2023. Adjusted EBITDA Margin decreased by 660 basis points to 21.2%. The period-on-period movement reflected the decrease in revenue as a result of the factors above.

Six months ended June 30, 2024 compared to six months ended June 30, 2023:

The following table presents our AMPs for the Group, by total Group and by product category for the interim periods indicated:

	Six months ended June 30,
AMPs (Amounts in thousands)	2024	2023
Total Group AMPs [1]	14,033	12,285
Group AMPs by Product Category [1]
Sportsbook	8,326	7,426
iGaming	6,511	5,624
Other	1,756	1,453

1.   In circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the Group level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the Group level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents a summary of our financial results for the periods indicated and is derived from our consolidated financial statements for the interim periods indicated.

	Six months ended June 30,
(Amounts in $ millions, except percentages)	2024	2023
Revenue	$7,008	$5,919
Cost of Sales	(3,628)	(3,032)

Gross profit	$3,380	$2,887
Technology, research and development expenses	(406)	(344)
Sales and marketing expenses	(1,627)	(1,549)
General and administrative expenses	(854)	(787)

Operating profit	$493	$207
Other expense, net	(85)	(35)
Interest expense, net	(220)	(174)

Income (loss) before income taxes	$188	$(2)
Income tax expense	(68)	(45)

Net income (loss)	$120	$(47)

Net profit (loss) margin [1]	1.7%	(0.8)%

Adjusted EBITDA [2]	$1,252	$985

Adjusted EBITDA Margin [2]	17.9%	16.6%

1.   Net profit (loss) margin is net profit (loss) divided by revenue.

2.   Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. See “—Supplemental Disclosure of Non-GAAP Measures” for additional information about these measures and reconciliations to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Our revenue increased by 18%, to $7,008 million for the six months ended June 30, 2024, from $5,919 million for the six months ended June 30, 2023 and our AMPs grew 14% period on period to 14.0 million. The key drivers of Group revenue growth were (i) continued expansion of our US segment, with revenue 35% higher period on period (ii) strong UKI iGaming and sportsbook growth following a positive Euros and the benefit of positive sports results during the three months ended June 30, 2024 and (iii) a strong International performance particularly in Italy. The addition of MaxBet in International segment in the six months ended June 30, 2024 also added 1% to total Group revenue. The impact of sports results which is calculated as the difference between our expected net revenue margin for the period and our actual net revenue margin had an approximately 1% positive impact on total revenue growth for the six months ended June 30, 2024.

Cost of sales increased by 20%, to $3,628 million for the six months ended June 30, 2024, from $3,032 million for the six months ended June 30, 2023, in line with the increase in revenue. Cost of sales as a percentage of revenue remained consistent period on period at 52% for the six months ended June 30, 2024 compared with 51% for the six months ended June 30, 2023.

Technology, research and development expenses increased by 18%, to $406 million for the six months ended June 30, 2024, from $344 million for the six months ended June 30, 2023, primarily driven by continued investment in product development to enhance the customer proposition of our brands across the Group and increased labor costs as we are scaling our business in the US.

Sales and marketing expenses increased by 5%, to $1,627 million for the six months ended June 30, 2024, from $1,549 million for the six months ended June 30, 2023. Sales and marketing expenses as a percentage of revenue was 23.2% for the six months ended June 30, 2024, a decrease of 300 basis points from 26.2% for the six months ended June 30, 2023. This decrease was driven by (i) significant economies of scales achieved in existing states with continued disciplined player acquisition investment in the United States partly offset by new state launches, (ii) increasingly targeted investment in the “Consolidate and Invest” markets, as well as the closure of FOX Bet in August 2023 and (iii) partly offset by increased investments in the Euros during the three months ended June 30, 2024.

General and administrative expenses increased by 9%, to $854 million for the six months ended June 30, 2024, from $787 million for the six months ended June 30, 2023. The increase was primarily as a result of (i) the continued expansion of our U.S. business and (ii) an increase in corporate overhead due to greater investment in Group resource. The increase also reflects the advisory fees related to activities associated with the change in the primary listing of the Group.

Operating profit increased by $286 million from a profit of $207 million for the six months ended June 30, 2023, to a profit of $493 million for the six months ended June 30, 2024, as a result of the factors above.

Other expense increased by $50 million, to $85 million for the six months ended June 30, 2024, from $35 million for the six months ended June 30, 2023. This increase was primarily driven by a foreign exchange loss of $11 million for the six months ended June 30, 2024 as compared to a foreign exchange gain of $71 million for the six months ended June 30, 2023. This increase in other expense was partially offset by (i) the decrease in the fair value loss of $24 million on the Fox Option liability period on period and, (ii) an increase in the fair value gain on derivative instruments of $10 million period on period.

Interest expense, net increased by $45 million, to $220 million for the six months ended June 30, 2024, from $174 million for the six months ended June 30, 2023, primarily as a result of an increase in interest rates due to maturity of our derivatives used to hedge interest rate risk in the six months ended June 30, 2023 and entering into new derivatives with higher fixed interest rates.

Income tax expense increased by $23 million, to $68 million for the six months ended June 30, 2024, from $45 million for the six months ended June 30, 2023. The movement is primarily due to the change in amount and jurisdictional mix of profits in which the Group has a taxable presence, as well as the tax impact of discrete adjustments.

Net income (loss) increased by $167 million, or 355%, to $120 million net profit for the six months ended June 30, 2024, from $47 million net loss for the six months ended June 30, 2023 and net profit margin increased to 1.7% from 0.8% net loss margin, as a result of the factors above.

Adjusted EBITDA increased by 27%, to $1,252 million for the six months ended June 30, 2024, from $985 million for the six months ended June 30, 2023. Adjusted EBITDA Margin increasing by 130 basis points from 16.6% to 17.9% reflecting the revenue performance and expenses trend outlined above.

Operational and Financial Metrics by Segment

U.S.

The following table presents a summary of our operational metrics for the U.S. segment for the interim periods indicated.

	Six months ended June 30,
AMPs (Amounts in thousands)	2024	2023
Total U.S. AMPs [1]	3,682	3,055
U.S. AMPs by Product Category [1]
Sportsbook	3,071	2,481
iGaming	730	552
Other	511	554
Stakes (amounts in $ millions)	$24,460	$19,068
Sportsbook net revenue margin	8.5%	8.1%

1.   Total U.S. AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the U.S. division level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the U.S. division level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the U.S. segment for the interim periods indicated.

	Six months ended June 30,
(Amounts in $ millions, except percentages)	2024	2023
U.S.
Sportsbook	2,085	1,540
iGaming	715	484
Other	137	144

Total U.S. revenue	2,937	2,168

Adjusted EBITDA	286	119
Adjusted EBITDA Margin	9.7%	5.5%

Total revenue for our U.S. segment increased by 35% to $2,937 million for the six months ended June 30, 2024, from $2,168 million for the six months ended June 30, 2023, reflecting AMPs increasing by 21%. Sportsbook revenue increased by 35%, with amounts staked increased by 28% to $24,460 million and AMPs 24% higher at 3.1 million from strong growth in both new and existing states. Sportsbook net revenue margin increased to 8.5% for the six months ended June 30, 2024 compared to 8.1% for the six months ended June 30, 2023. This reflected continued expansion of our expected sportsbook net revenue margin, driven by our market leading product offering, partly offset by a 100 basis points adverse impact from unfavorable sports results compared with the prior period (sports results for the six months ended June 30, 2024: 20 basis points unfavorable; for the six months ended June 30, 2023: 80 basis points favorable). These unfavorable results were most pronounced in the second half of March 2024 related to the “March Madness” NCAA college basketball tournament.

iGaming revenue for the six months ended June 30, 2024 increased by 48% driven by our focus on improving customer experiences and product innovation including the launch of exclusive new slot games, that led to a 32% increase in AMPs period on period to 0.7 million for the six months ended June 30, 2024.

Other revenue for the six months ended June 30, 2024 decreased by 5% period on period driven by a decline in DFS where a portion of our DFS player base has migrated some or all of their play to our sportsbook product.

Adjusted EBITDA for the U.S. was $286 million for the six months ended June 30, 2024, a $167 million increase compared to $119 million for the six months ended June 30, 2023. Adjusted EBITDA Margin increased to 9.7% for the six months ended June 30, 2024 from 5.5% for the six months ended June 30, 2023. These improvements were driven by (i) an increase in revenue as a result of the factors above; and (ii) significant economies of scales achieved in sales and marketing expenses through continued disciplined player acquisition investment in existing states, partly offset by new state launches.

UKI

The following table presents a summary of our operational metrics for the UKI segment for the interim periods indicated.

	Six months ended June 30,
AMPs (Amounts in thousands)	2024	2023
Total UKI AMPs [1]	4,251	4,066
UKI AMPs by Product Category [1]
Sportsbook	3,154	2,982
iGaming	2,266	2,029
Other	138	143
Stakes (amounts in $ millions)	$6,484	$6,506
Sportsbook net revenue margin	13.3%	11.9%

1.   Total UKI AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the UKI division level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the UKI division level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the UKI segment for the interim periods indicated.

	Six months ended June 30,
(Amounts in $ millions, except percentages)	2024	2023
UKI
Sportsbook	$862	$777
iGaming	$829	$658
Other	$98	$90

Total UKI revenue	$1,789	$1,525

Adjusted EBITDA	$561	$455
Adjusted EBITDA Margin	31.4%	29.8%

Total revenue for our UKI segment increased by 17% to $1,789 million for the six months ended June 30, 2024 from $1,525 million for the six months ended June 30, 2023. AMPs increased by 5% to 4.3 million for the six months ended June 30, 2024 from 4.1 million for the six months ended June 30, 2023, largely benefitted from the Euros and strong iGaming AMP growth.

Sportsbook revenue increased 11% to $862 million for the six months ended June 30, 2024 from $777 million for the six months ended June 30, 2023, mainly due to the Euros and an increase in net revenue margin of 140 basis points period on period to 13.3%. This was driven by the continued expansion of our expected net revenue margin due to greater adoption of higher margin same game parlay bet types. We also benefited from 80 basis points of favorable sports results period on period (sports results for the six months ended June 30, 2024: 120 basis points favorable; for the six months ended June 30, 2023: 40 basis points favorable). Sports results were particularly favorable during the Euros.

iGaming revenue increased 26%, to $829 million for the six months ended June 30, 2024, from $658 million for the six months ended June 30, 2023, driven by AMP growth of 12% through consistent delivery of product improvements which drove strong cross-sell rates.

Other revenue increased by 9%, to $98 million for the six months ended June 30, 2024 from $90 million for the six months ended June 30, 2023 driven by the Betfair Exchange.

Adjusted EBITDA for UKI was $561 million for the six months ended June 30, 2024, a $106 million increase from $455 million for the six months ended June 30, 2023. Adjusted EBITDA Margin increased by 160 basis points to 31.4%. The improvements were driven by (i) increase in revenue as a result of the factors above; and (ii) operating leverage, particularly in general and administrative expenses.

International

The following table presents a summary of our operational metrics for the International segment for the interim periods indicated.

	Six months ended June 30,
AMPs (Amounts in thousands)	2024	2023
Total International AMPs [1]	5,006	4,099
International AMPs by Product Category [1]
Sportsbook	1,007	897
iGaming	3,514	3,044
Other	1,107	756
Stakes (amounts in $ millions)	$3,042	$2,495
Sportsbook net revenue margin	11.7%	13.4%

1.   Total International AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the International division level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the International division level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the International segment for the interim periods indicated.

	Six months ended June 30,
(Amounts in $ millions, except percentages)	2024	2023
International
Sportsbook	$357	$335
iGaming	$1,174	$1,093
Other	$73	$58

Total International revenue	$1,604	$1,486

Adjusted EBITDA	$329	$294
Adjusted EBITDA Margin	20.5%	19.8%

Total revenue for our International segment increased by 8% to $1,604 million for the six months ended June 30, 2024 from $1,486 million for the six months ended June 30, 2023, reflecting a 22% increase in AMPs. Revenue in our “Consolidate and Invest” markets grew 12% reflecting (i) the acquisition of MaxBet in January 2024 which contributed $99 million in revenue during the six months ended June 30, 2024 and, (ii) the revenue growth in Italy (+4%), Georgia (+14%), Spain (+11%) and Brazil (+7%). This growth helped to mitigate the revenue decline in India (-17%) due to the impact of tax changes introduced in the three months ended December 31, 2023.

Sportsbook revenue increased by 7% to $357 million for the six months ended June 30, 2024 from $335 million for the six months ended June 30, 2023. This was mainly due to stakes increasing by 22% to $3,042 million partly offset by the decrease in sportsbook net revenue margin of 170 basis points to 11.7%. The unfavorable sports results primarily in Sisal, during the three months ended June 30, 2024, led to 140 basis point unfavorable impact from sports results period on period (the six months ended June 30, 2024: 30 basis points unfavorable impact; six months ended June 30, 2023:110 basis points favorable impact).

iGaming revenue increased by 7% to $1,174 million for the six months ended June 30, 2024 from $1,093 million for the six months ended June 30, 2023, with the addition of MaxBet and strong AMP growth offsetting a challenging prior year comparative due to the record SuperEnalotto jackpot in Italy.

Other revenue for the six months ended June 30, 2024 increased by 26% driven by the new concession in Morocco and Betfair Exchange.

Adjusted EBITDA for International was $329 million for the six months ended June 30, 2024, a $35 million increase from $294 million for the six months ended June 30, 2023, and Adjusted EBITDA Margin increased by 70 basis points to 20.5% for the six months ended June 30, 2024. These increases were primarily driven by (i) the increase in revenue as a result of the factors above and (ii) cost savings from the closure of FOX Bet in August 2023 and the optimization of the PokerStars business model.

Australia

The following table presents a summary of our operational metrics for the Australia segment for the interim periods indicated.

	Six months ended June 30,
AMPs (Amounts in thousands)	2024	2023
Total Australia AMPs [1]	1,095	1,066
Stakes (amounts in $ millions)	$5,273	$6,102
Sportsbook net revenue margin	12.9%	12.1%

1.   See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the Australia segment for the interim periods indicated.

	Six months ended June 30,
(Amounts in $ millions, except percentages)	2024	2023
Australia
Sportsbook	$678	$740

Total Australia revenue	$678	$740

Adjusted EBITDA	$157	$193
Adjusted EBITDA Margin	23.2%	26.1%

Australia revenue decreased by 8% to $678 million for the six months ended June 30, 2024 from $740 million for the six months ended June 30, 2023, with AMPs increasing by 3%, to 1.1 million in period, due to strong engagement on key sports events including the Rugby League State of Origin games during the three months ended June 30, 2024. The decrease in sportsbook revenue was driven by a 14% decrease in amounts staked to $5,273 million in for the six months ended June 30, 2024, due to continued softer racing market environment, in line with expectations, compared to the six months ended June 30, 2023. The sportsbook net revenue margin increased by 80 basis points to 12.9% in six months ended June 30, 2024 primarily driven by favorable sports results. The impact of sports results was 80 and 30 basis points of favorable impact in the six months ended June 30, 2024 and the six months ended June 30, 2023, respectively.

Adjusted EBITDA for Australia was $157 million for the six months ended June 30, 2024, a 19% decrease from $193 million for the six months ended June 30, 2023. Adjusted EBITDA Margin decreased 290 basis points to 23.2%. The period-on-period movement reflected the decrease in revenue as a result of the factors above.

Supplemental Disclosure of Non-GAAP Measures

Adjusted EBITDA is defined on a Group basis as income (loss) before income taxes; other (expense) income, net; interest expense, net; depreciation and amortization; transaction fees and associated costs; restructuring and integration costs;; impairment of property and equipment and intangible assets, and share-based compensation charge. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.

Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures and should not be viewed as measures of overall operating performance, indicators of our performance, considered in isolation, or construed as alternatives to operating profit (loss) or net income (loss) measures, or as alternatives to cash flows from operating activities, as measures of liquidity, or as alternatives to any other measure determined in accordance with GAAP.

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

•   Other (expense) income, net is excluded because it is not indicative of our core operating performance.

•   Share-based compensation expense is excluded as this could vary widely among companies due to different plans in place resulting in companies using share-based compensation awards differently, both in type and quantity of awards granted.

Adjusted EBITDA and Adjusted EBITDA Margin are not measures of performance or liquidity calculated in accordance with GAAP. They are unaudited and should not be considered as alternatives to, or more meaningful than, net income (loss) as indicators of our operating performance. In addition, other companies in the betting and gaming industry that report Adjusted EBITDA may calculate Adjusted EBITDA in a different manner and such differences may be material. The definition of Adjusted EBITDA and Adjusted EBITDA Margin may not be the same as the definitions used in any of our debt agreements.

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

The following table reconciles net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA and Adjusted EBITDA Margin for the fiscal quarters presented:

	Three months ended June 30,		Six months ended June 30,
(Amounts in $ millions, except percentages)	2024	2023	2024	2023
Net income (loss)	297	64	120	(47)
Add back:
Income taxes	53	86	68	45
Other expense, net	(89)	(10)	85	35
Interest expense, net	108	82	220	174
Depreciation and amortization	272	304	569	601
Share-based compensation expense	59	64	100	110
Transaction fees and associated costs [1]	16	17	45	20
Restructuring and integration costs [2]	22	26	45	47

Adjusted EBITDA	$738	$633	$1,252	$985

Revenue	$3,611	$3,001	$7,008	$5,919
Adjusted EBITDA margin	20.4%	21.1%	17.9%	16.6%

1. Comprises advisory fees related to implementation of internal controls, information system changes and other strategic advisory related to the change in the primary listing of the Group for the three and six months ended June 30, 2024 respectively. For the three and six months ended June 30, 2023 transaction fees and associated costs comprised advisory fees related to the proposed listing of Flutter’s ordinary shares in the U.S..

2. During the three and six months ended June 30, 2024, costs of $22 million and $45 million (three and six months ended June 30, 2023: $27 million and $47 million) primarily relate to various restructuring and other strategic initiatives to drive synergies. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. The costs primarily include severance expenses, advisory fees and temporary staffing cost.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and borrowings from various financial institutions and debt investors. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service our long-term debt, and otherwise as described below under “—Other Purchase Obligations.” We believe we have the ability and sufficient capacity to meet these cash requirements in the short term and long term by using available cash, internally generated funds and borrowings under the Group’s £1 billion committed revolving credit facility. As of June 30, 2024, we had $1,526 million of cash and cash equivalents available for corporate use.

Credit Agreement – First Incremental Assumption Agreement

On March 14, 2024, the Group entered into the First Incremental Assumption Agreement (the “Assumption Agreement”) to the TLA/TLB/RCF Agreement dated as of November 24, 2023 (as amended, the “Credit Agreement”). After giving effect to the Assumption Agreement, the aggregate principal amount of Term B loans outstanding under the Credit Agreement increased by $514 million (the “First Incremental Term B Loans”), which is fungible with the existing Term B loans outstanding under the Credit Agreement. The proceeds of the First Incremental Term B Loans were used to refinance the USD First Lien Term Loan B due 2028.The proceeds of the First Incremental Term B Loans were used to refinance the USD First Lien Term Loan B due 2028. As the terms of First Incremental Term B Loans are not substantially different from those of the original USD First Lien Term Loan B due 2028, the refinance was treated as continuation of the original debt instrument for accounting purposes.

Following repayment of the EUR First Lien Term Loan B due 2026 and the USD First Lien Term Loan B due 2028, the facilities under the Credit Agreement are secured by a first priority security interest (subject to permitted liens) (x) in respect of obligors organized or incorporated outside of the United States, over the shares held by an obligor in another obligor and (y) in respect of obligors organized or incorporated in the United States, substantially all of our assets (subject to certain exceptions), in each case, in accordance with the Agreed Guarantee and Security Principles (as defined in the Credit Agreement).

Senior Secured Notes

On April 29, 2024, the Group issued $525 million aggregate principal amount of USD-denominated 6.375% senior secured notes due 2029 (the “USD Notes”) and €500 million aggregate principal amount of EUR-denominated 5.000% senior secured notes due 2029 (the “EUR Notes” and, together with the USD Notes, the “Notes”), each issued at 100% of their nominal value, by its subsidiary Flutter Treasury DAC. The Group used the proceeds of the notes to repay the EUR First Lien Term Loan B due 2026 under the existing syndicated facility agreement dated July 10, 2018, to repay the borrowings under the existing multi-currency revolving credit facility, and pay certain costs, fees and expenses in connection with the offering of the Notes.

Long-term Debt

As of June 30, 2024, we had an aggregate principal amount of long-term debt of $6.8 billion, with $39 million due within 12 months. In addition we are obligated to make periodic interest payments at variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of June 30, 2024, our total interest obligation on long-term debt totaled $470 million payable within 12 months net of hedging. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. Excluded from these amounts are other costs related to indebtedness.

Leases

We have lease arrangements primarily for offices, retail stores and data centers. As of June 30, 2024, the Group had operating lease obligations of $497 million with $124 million payable within 12 months.

Other Purchase Obligations

As of June 30, 2024, material cash requirements from known contractual and other obligations relating to sponsorship agreements, marketing agreements and media agreements aggregated $2,744 million, with $508 million payable in the remainder of 2024. Capital expenditure commitments contracted for but not yet incurred as of June 30, 2024, was $41 million.

Cash Flow Information

The following table summarizes our consolidated cash flow information for the periods presented:

	Six months ended June 30,
($ in millions)	2024	2023
Net cash provided by / (used in):
Operating activities	$660	$(8)
Investing activities	$(436)	$(263)
Financing activities	$(230)	$(260)

Six months ended June 30, 2024 compared to six months ended June 30, 2023:

Operating Activities

Net cash generated from operating activities for the six months ended June 30, 2024, increased by $668 million, to $660 million compared to $(8) million cash used in operation for the six months ended June 30, 2023.

The improvement in our cash flow from operating activities was primarily driven by (i) an improvement in our operating profit, (ii) a cash inflow of $14 million from player deposits in the six months ended June 30, 2024 versus a cash outflow of $462 million in the six months ended June 30, 2023 driven largely by payment of lottery winnings by Sisal in the six months ended June 30, 2023 which was at a high point as of December 31, 2022, due to the rollover of the lottery jackpot, (iii) income tax payments of $115 million in the six months ended June 30, 2024 compared to $170 million in the six months ended June 30, 2023 offset by (iii) receipt of $215 million on maturity of derivatives during the six months ended June 30, 2023.

Investing Activities

Net cash used in investing activities increased by $173 million, or 66%, for the six months ended June 30, 2024, to $436 million compared to $263 million for the six months ended June 30, 2023, primarily driven by cash payments of purchase consideration, net of cash acquired, for acquiring MaxBet and BeyondPlay.

Financing Activities

For the six months ended June 30, 2024, net cash used in financing activities was $230 million compared to net cash used in financing activities of $260 million for the six months ended June 30, 2023. The decrease was primarily driven by repurchase of common stock in the six months ended June 30, 2023 and an increase in proceeds from issue of common stock upon exercise of options offset by an increase in net repayment of long-term debt and dividends distributed to non-controlling interests in the six months ended June 30, 2024.

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

Fox Option Liability

During the six months ended June 30, 2024, there were no changes to the fair value measurement approach for the Fox Option as discussed in the 2023 Annual Report. For the input of subjective assumptions used in the option pricing model, please see Note 15 “Fair Value Measurements” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.

Changes in assumptions, each in isolation, may change the fair value of the Fox Option. Generally, a decrease in the equity value of the investor units, volatility and the probability of FOX getting licensed and an increase in DLOM and DLOC may result in a decrease in the fair value of the Fox Option. Due to the inherent uncertainty of determining the fair value of the Fox Option Liability, the fair value of the Fox Option Liability may fluctuate from period to period. Additionally, the fair value of the Fox Option Liability may differ significantly from the value that would have been used had a readily available market existed for FanDuel. In addition, changes in the market environment and other events that may occur over the life of the Fox Option may cause the losses ultimately realized on the Fox Option to be different than the unrealized losses reflected in the valuations currently assigned. The range in fair value as of June 30, 2024, is $168 million to $1,445 million, assuming a 10% increase/decrease in the equity value of the investor units and using the upper and lower end of the ranges of volatility, DLOC and DLOM, as disclosed in Note 15 “Fair Value Measurements” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no significant changes in our exposure to market risk during the six months ended June 30, 2024. Refer to Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the 2023 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weakness in our internal control over financial reporting as previously identified in our 2023 Annual Report that were not remediated as of June 30, 2024.

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
During the three months ended June 30, 2024, neither the Company no
r any of its directors or officers (as defined in Rule
16a-1(f)
of the Exchange Act) adopted, terminated or modified a Rule
10b5-1
trading arrangement or
non-Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K
of the Securities Act).

5
0

Item 6.  Exhibits

Exhibit No.	Description
3.1	Memorandum and Articles of Association of Flutter Entertainment plc (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2024).
4.1	Indenture, dated as of April 29, 2024, by and among Flutter Treasury DAC, as Issuer, the Guarantors party thereto, Citibank, N.A., London Branch, as trustee, paying agent, transfer agent and registrar and Wilmington Trust (London) Limited as security agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2024).
4.2	Form of Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2024).
4.3	Rules of the Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan (including the Non-Employee Sub-Plan), effective as of June 25, 2024 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 Registration Statement filed with the SEC on June 26, 2024).
31.1	Certification of Quarterly Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Quarterly Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.1	The following information from Flutter Entertainment plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023; (ii) Unaudited Condensed Consolidated Statement of Comprehensive (Loss)/Income for the three and six months ended June 30, 2024 and 2023; (iii) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity and Redeemable Non-Controlling Interests for the three and six months ended June 30, 2024 and 2023; (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2024 and 2023; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101.1).

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

Date: August 13, 2024

Flutter Entertainment plc

By:	/s/ Peter Jackson
Name:	Peter Jackson
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rob Coldrake
Name:	Rob Coldrake
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)