Form 10-Q
period 2024-09-30
Flutter Entertainment plc
filed 2024-11-12
CIK 1635327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number: 001-37403

Flutter Entertainment plc
(Exact name of registrant as specified in its charter)

Ireland	98-1782229
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
290 Park Ave South 14th Floor New York New York	10010
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of November 4, 2024, the number of shares of the registrant’s ordinary shares outstanding is 178,035,332.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current expectations as to future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These statements include, but are not limited, to statements related to our expectations regarding the performance of our business, our financial results, our operations, our liquidity and capital resources, the conditions in our industry and our growth strategy. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” ”expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipates,” “projection,” “goal,” “target,” “aspire,” “will likely result,” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Such factors include, among others:
•Flutter’s ability to effectively compete in the global entertainment and gaming industries;
•Flutter’s ability to retain existing customers and to successfully acquire new customers;
•Flutter’s ability to develop new product offerings;
•Flutter’s ability to successfully acquire and integrate new businesses;
•Flutter’s ability to maintain relationships with third-parties;
•Flutter’s ability to maintain its reputation;
•Public sentiment towards online betting and iGaming generally;
•The potential impact of general economic conditions, including inflation, fluctuating interest rates and instability in the banking system, on Flutter’s liquidity, operations and personnel;
•Flutter’s ability to obtain and maintain licenses with gaming authorities;
•Adverse changes to the regulation (including taxation) of online betting and iGaming;
•The failure of additional jurisdictions to legalize and regulate online betting and iGaming;
•Flutter’s ability to comply with complex, varied and evolving U.S. and international laws and regulations relating to its business;
•Flutter’s ability to raise financing in the future;
•Flutter’s success in retaining or recruiting officers, key employees or directors;
•Litigation and the ability to adequately protect Flutter’s intellectual property rights;
•The impact of data security breaches or cyber-attacks on Flutter’s systems; and
•Flutter’s ability to remediate material weaknesses in its internal control over financial reporting.
ii

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

PART I
Item 1.  Financial Statements (unaudited)
FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions except share and per share amounts)

	As of September 30, 2024	As of December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,483	$1,497
Cash and cash equivalents – restricted	56	22
Player deposits – cash and cash equivalents	1,871	1,752
Player deposits – investments	156	172
Accounts receivable, net	87	90
Prepaid expenses and other current assets	517	443
TOTAL CURRENT ASSETS	4,170	3,976
Investments	7	9
Property and equipment, net	498	471
Operating lease right-of-use assets	528	429
Intangible assets, net	5,822	5,881
Goodwill	14,344	13,745
Deferred tax assets	30	24
Other non-current assets	81	100
TOTAL ASSETS	$25,480	$24,635
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$270	$240
Player deposit liability	1,902	1,786
Operating lease liabilities	130	123
Long-term debt due within one year	67	51
Other current liabilities	2,341	2,326
TOTAL CURRENT LIABILITIES	4,710	4,526
Operating lease liabilities – non-current	437	354
Long-term debt	6,843	7,005
Deferred tax liabilities	733	802
Other non-current liabilities	747	580
TOTAL LIABILITIES	$13,470	$13,267
COMMITMENTS AND CONTINGENCIES (Note 16)
REDEEMABLE NON-CONTROLLING INTERESTS	1,604	1,152
SHAREHOLDERS’ EQUITY
Ordinary share (Authorized 3,000,000,000 shares of €0.09 ($0.10) par value each; issued September 30, 2024: 177,824,343 shares; December 31, 2023: 177,008,649 shares)	$36	$36
Shares held by employee benefit trust, at cost September 30, 2024: nil, December 31, 2023: nil	—	—
Additional paid-in capital	1,556	1,385
Accumulated other comprehensive loss	(1,075)	(1,483)
Retained earnings	9,728	10,106
Total Flutter Shareholders’ Equity	10,245	10,044
Non-controlling interests	161	172
TOTAL SHAREHOLDERS’ EQUITY	10,406	10,216
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY	$25,480	$24,635
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$3,248	$2,558	$10,256	$8,477
Cost of Sales	(1,752)	(1,386)	(5,380)	(4,418)
Gross profit	1,496	1,172	4,876	4,059
Technology, research and development expenses	(213)	(214)	(619)	(558)
Sales and marketing expenses	(748)	(701)	(2,375)	(2,250)
General and administrative expenses	(438)	(394)	(1,292)	(1,181)
Operating profit	97	(137)	590	70
Other expense, net	(122)	(44)	(207)	(79)
Interest expense, net	(105)	(92)	(325)	(266)
Income (loss) before income taxes	(130)	(273)	58	(275)
Income tax (expense) benefit	16	11	(52)	(34)
Net income (loss)	(114)	(262)	6	(309)
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	5	1	27	(6)
Adjustment of redeemable non-controlling interest to redemption value	(16)	12	17	7
Net loss attributable to Flutter shareholders	(103)	(275)	(38)	(310)
Loss per share
Basic	(0.58)	(1.55)	(0.21)	(1.75)
Diluted	(0.58)	(1.55)	(0.21)	(1.75)
Other comprehensive income (loss), net of tax:
Effective portion of changes in fair value of cash flow hedges	(124)	51	(111)	(25)
Fair value of cash flow hedges transferred to the income statement	119	(60)	117	24
Changes in excluded components of fair value hedge	(1)	—	(1)	—
Foreign exchange gain (loss) on net investment hedges	27	(2)	56	10
Foreign exchange gain (loss) on translation of the net assets of foreign currency denominated entities	570	(358)	325	(83)
Fair value movements on available for sale debt instruments	—	—	—	—
Other comprehensive income (loss)	591	(369)	386	(74)
Other comprehensive income (loss) attributable to Flutter shareholders	599	(356)	408	(116)
Other comprehensive (loss) income attributable to non-controlling interest and redeemable non-controlling interest	(8)	(13)	(22)	42
Total comprehensive income (loss)	$477	$(631)	$392	$(383)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS
($ in millions except share amounts)

		Ordinary shares		Shares held by employee benefit trust
	Redeemable non- controlling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Flutter shareholders’ equity	Non- controlling interests	Total equity	Net (loss) income
Balance as of December 31, 2023	$1,152	177,008,649	$36	—	—	$1,385	$(1,483)	$10,106	$10,044	$172	$10,216
Net income (loss)	15	—	—	—	—	—	—	(196)	(196)	4	(192)	(177)
Adjustment of redeemable non-controlling interest to fair value	216	—	—	—	—	—	—	(216)	(216)	—	(216)
Shares issued on exercise of employee share options	—	436,546	0	—	—	14	—	—	14	—	14
Equity-settled transactions – expense recorded in the income statement	—	—	—	—	—	40	—	—	40	—	40
Acquisition of redeemable non-controlling interests	89	—	—	—	—	—	—	—	—	—	—
Other comprehensive (loss)	(10)	—	—	—	—	—	(186)	—	(186)	(2)	(188)
Balance as of March 31, 2024	$1,462	177,445,195	$36	—	$—	$1,439	$(1,669)	$9,694	$9,500	$174	$9,674
Net income	33	—	—	—	—	—	—	261	261	3	264	297
Adjustment of redeemable non-controlling interest to fair value	(63)	—	—	—	—	—	—	63	63	—	63
Shares issued on exercise of employee share options	—	236,711	0	—	—	7	—	—	7	—	7
Equity-settled transactions – expense recorded in the income statement	—	—	—	—	—	57	—	—	57	—	57
Dividend distributed to non-controlling interests	—	—	—	—	—	—	—	—	—	(6)	(6)
Other comprehensive loss	—	—	—	—	—	—	(5)	—	(5)	(2)	(7)
Balance as of June 30, 2024	$1,432	177,681,906	$36	—	$—	$1,503	$(1,674)	$10,018	$9,883	$169	$10,052
Net (loss) income	(15)	—	—	—	—	—	—	(103)	(103)	4	(99)	(114)
Adjustment of redeemable non-controlling interest to fair value	187	—	—	—	—	—	—	(187)	(187)	—	(187)
Shares issued on exercise of employee share options	—	142,437	—	—	—	—	—	—	—	—	—
Equity-settled transactions – expense recorded in the income statement	—	—	—	—	—	53	—	—	53	—	53
Dividend distributed to non-controlling interests	—	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income (loss)	—	—	—	—	—	—	599	—	599	(8)	591
Balance as of September 30, 2024	$1,604	177,824,343	$36	—	$—	$1,556	$(1,075)	$9,728	$10,245	$161	$10,406

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS (Continued)
($ in millions except share amounts)

		Ordinary shares		Shares held by employee benefit trust
	Redeemable non- controlling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Flutter shareholders’ equity	Non- controlling interests	Total equity	Net (loss) income
Balance as of December 31, 2022	$929	176,091,902	$36	1,396	$(1)	$1,192	$(1,782)	$11,590	$11,035	$156	$11,191
Net loss	(7)	—	—	—	—	—	—	(102)	(102)	(2)	(104)	(111)
Adjustment of redeemable non-controlling interest to fair value	125	—	—	—	—	—	—	(125)	(125)	—	(125)
Shares issued on exercise of employee share options	—	330,483	0	—	—	1	—	—	1	—	1
Equity-settled transactions – expense recorded in the income statement	—	—	—	—	—	32	—	—	32	—	32
Other comprehensive income	24	—	—	—	—	—	139	—	139	2	141
Balance as of March 31, 2023	$1,071	176,422,385	$36	1,396	$(1)	$1,225	$(1,643)	$11,363	$10,980	$156	$11,136
Net (loss) income	(8)	—	—	—	—	—	—	67	67	5	72	64
Adjustment of redeemable non-controlling interest to fair value	60	—	—	—	—	—	—	(60)	(60)	—	(60)
Shares issued on exercise of employee share options	—	162,779	0	—	—	3	—	—	3	—	3
Ordinary shares of the Company acquired by the Employee Benefit Trust	—	—	—	825,400	(166)	—	—	—	(166)	—	(166)
Equity-settled transactions – expense recorded in the income statement	—	—	—	—	—	55	—	—	55	—	55
Acquisition of redeemable non-controlling interests	(95)	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	25	—	—	—	—	—	101	—	101	4	105
Balance as of June 30, 2023	$1,053	176,585,164	$36	826,796	$(167)	$1,283	$(1,542)	$11,370	$10,980	$165	$11,145
Net income (loss)	15	—	—	—	—	—	—	(275)	(275)	(2)	(277)	(262)
Adjustment of redeemable non-controlling interest to fair value	12	—	—	—	—	—	—	(12)	(12)	—	(12)
Shares issued on exercise of employee share options	—	86,659	0	—	—	3	—	—	3	—	3
Ordinary shares of the Company acquired by the Employee Benefit Trust	—	—	—	281,017	(46)	—	—	—	(46)	—	(46)
Equity settled transactions - vesting	—	—	—	(1,107,813)	213	—	—	(4)	209	—	209
Equity-settled transactions – expense recorded in the income statement	—	—	—	—	—	47	—	—	47	—	47
Other comprehensive loss	(2)	—	—	—	—	—	(356)	—	(356)	(11)	(367)
Balance as of September 30, 2023	$1,078	176,671,823	$36	—	$—	$1,333	$(1,898)	$11,079	$10,550	$152	$10,702
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6	$(309)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	827	917
Change in fair value of derivatives	4	(31)
Non-cash interest expense, net	28	(39)
Non-cash operating lease expense	96	93
Foreign currency exchange (gain) loss	(24)	9
Loss on disposal	6	1
Share-based compensation – equity classified	149	135
Share-based compensation – liability classified	4	—
Other expense (net)	216	99
Deferred taxes	(117)	(181)
Loss on extinguishment of long-term debt	5	1
Change in contingent consideration	(3)	—
Change in operating assets and liabilities:
Player deposits	16	(17)
Accounts receivable	6	33
Other assets	(29)	244
Accounts payable	(18)	7
Other liabilities	(198)	62
Player deposit liability	81	(389)
Operating leases liabilities	(105)	(89)
Net cash provided by operating activities	950	546
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(87)	(70)
Purchases of intangible assets	(149)	(113)
Capitalized software	(246)	(200)
Acquisitions, net of cash acquired	(160)	—
Cash settlement of derivatives designated in net investment hedge	(5)	—
Net cash used in investing activities	(647)	(383)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of common stock upon exercise of options	21	7
Proceeds from issuance of long-term debt (net of transactions costs)	1,684	704
Repayment of long-term debt	(1,939)	(813)
Acquisition of non-controlling interests	—	(95)
Dividend distributed to non-controlling interests	(10)	—
Repurchase of common stock	—	(212)
Net cash used in financing activities	(244)	(409)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	59	(246)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	3,271	2,990
Foreign currency exchange gain (loss) on cash and cash equivalents	80	(43)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period:	3,410	2,701
CASH, CASH EQUIVALENTS AND RESTRICTED CASH comprise of:
Cash and cash equivalents	$1,483	$918
Cash and cash equivalents - restricted	56	16
Player deposits - cash & cash equivalents	1,871	1,767
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period:	$3,410	$2,701
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	343	359
Income taxes paid	178	209
Operating cash flows from operating leases	124	103
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right of use assets obtained in exchange for new operating lease liabilities	140	43
Adjustments to lease balances as a result of remeasurement	28	10
Business acquisitions (including contingent consideration)	$2	$—
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Flutter Entertainment plc (the “Company” or “Flutter”) and its subsidiaries (together referred to as the “Group”) is a global online sports betting and iGaming entity, operating some of the world’s most innovative, diverse and distinctive online sports betting and gaming brands such as FanDuel, Sky Betting & Gaming, Sportsbet, PokerStars, Paddy Power, Sisal, tombola, Betfair, TVG, Junglee Games, Adjarabet and MaxBet. As of September 30, 2024, the Group offers its products in over 100 countries.
The Group is a public limited company incorporated in the Republic of Ireland.
Public Listing on the New York Stock Exchange (“NYSE”)
On January 29, 2024, the Group completed its registration process with the United States Securities and Exchange Commission (“SEC”), and listed on the New York Stock Exchange (“NYSE”) for public trading. On May 31, 2024, the Group moved its primary listing to the NYSE following the approval of shareholders at the Company’s Annual General Meeting held on May 1, 2024. In addition, the Group maintains a listing on the main market of the London Stock Exchange.
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
Recent Accounting Pronouncements Adopted
In January 2024, the Group adopted Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance in Accounting Standards Codification Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions and (ASU 2023-01), Leases (Topic 842): Common Control Arrangements, which requires leasehold improvements associated with common control leases to be amortized over the useful life to the common control group. The new standards did not have material impact on the Group’s unaudited condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. While the Group is continuing to assess the timing of adoption and the potential impacts of ASU 2023-07, it does not expect ASU 2023-07 to have a material effect, on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for the year ending December 31, 2025. The Group is currently evaluating the impact that ASU 2023-09 will have on our consolidated financial statements and whether we will apply the standard prospectively or retrospectively.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718): which clarifies how an entity determines whether a profit interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years with early adoption permitted. While the Group is continuing to assess the timing of adoption and the potential impacts of ASU 2024-01, it does not expect ASU 2024-01 to have a material effect on the Group’s consolidated financial position, results of operations or cash flows.
In November 2024, the FASB issued ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure, in the notes to consolidated financial statements, of specified information about certain costs and expenses. The ASU’s amendments are effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Group is currently assessing the timing of adoption and the potential impacts of ASU 2024-03. The impact of the adoption will be limited to disclosure in the notes to the consolidated financial statements.
3. SEGMENTS AND DISAGGREGATION OF REVENUE
The Group reports its consolidated financial statements based on four reportable segments:
•U.S.;
•UK & Ireland (“UKI”);
•International; and
•Australia
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
Segment results for the three and nine months ended September 30, 2023, have been revised to reflect the change in operating segment measurement and change in operating segment composition.
The Group manages its assets on a total company basis, not by operating segment. Therefore, the CODM does not regularly review any asset information by operating segment and accordingly, the Group does not report asset information by operating segment.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables present the Group’s segment information:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Revenue
U.S.
Sportsbook	$822	$506	$2,907	$2,046
iGaming	368	252	1,083	736
Other	60	70	197	214
U.S. segment revenue	1,250	828	4,187	2,996
UKI
Sportsbook	356	326	1,218	1,103
iGaming	454	351	1,283	1,009
Other	36	42	134	132
UKI segment revenue	846	719	2,635	2,244
International
Sportsbook	160	122	517	457
iGaming	589	531	1,763	1,624
Other	32	26	105	84
International segment revenue	781	679	2,385	2,165
Australia
Sportsbook	371	332	1,049	1,072
Australia segment revenue	371	332	1,049	1,072
Total reportable segment revenue	$3,248	$2,558	$10,256	$8,477
iGaming revenue includes Poker and Lottery.
The information below summarizes revenue by geographical market for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
U.S.	$1,235	$834	$4,129	$3,004
UK	765	648	2,395	2,015
Ireland	72	73	225	231
Australia	371	332	1,049	1,072
Italy	346	302	1,082	1,003
Rest of the world	459	369	1,376	1,152
Total revenue	$3,248	$2,558	$10,256	$8,477

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The information below shows the reconciliation of reportable segment Adjusted EBITDA to income (loss) before income taxes for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
UKI	$237	$184	$798	$639
U.S.	58	(55)	344	64
International	152	119	481	413
Australia	72	63	229	256
Reportable segment adjusted EBITDA	519	311	1,852	1,372
Unallocated corporate overhead [1]	(69)	(53)	(150)	(129)
Depreciation and amortization	(258)	(316)	(827)	(917)
Share-based compensation expense	(53)	(25)	(153)	(135)
Transaction fees and associated costs [2]	—	(26)	(45)	(46)
Restructuring and integration costs [3]	(42)	(28)	(87)	(75)
Other expense, net	(122)	(44)	(207)	(79)
Interest expense, net	(105)	(92)	(325)	(266)
Income (loss) before income taxes	$(130)	$(273)	$58	$(275)
1.Unallocated corporate overhead includes shared technology, research and development, sales and marketing, and general and administrative expenses that are not allocated to specific segments.
2.Comprises advisory fees related to implementation of internal controls, information system changes and other strategic advisory related to the change in the primary listing of the Group for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023 transaction fees and associated costs comprised advisory fees related to the listing of Flutter’s ordinary shares in the U.S.
3.During the three and nine months ended September 30, 2024, costs of $42 million and $87 million (three and nine months ended September 30, 2023: $28 million and $75 million) primarily relate to various restructuring and other strategic initiatives to drive synergies. The programs are expected to run until 2027. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. It also includes business process re-engineering cost, planning and design of target operating models for the Group's enabling functions and discovery and planning related to the Group's anticipated migration to a new enterprise resource planning system. The costs primarily include severance expenses, advisory fees and temporary staffing costs.

4. OTHER EXPENSE, NET
The following table shows the detail of other expense, net for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Foreign exchange gain (loss)	$31	$(80)	$21	$(9)
Fair value (loss) gain on derivative instruments	(25)	19	(4)	31
Fair value gain on contingent consideration	—	—	3	—
Loss on settlement of long-term debt	—	(1)	(5)	(1)
Loss on disposal	(7)	—	(6)	(1)
Fair value (loss) gain on Fox Option liability	(121)	18	(214)	(99)
Fair value loss on investment	—	—	(2)	—
Total other expense, net	$(122)	$(44)	$(207)	$(79)

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. INTEREST EXPENSE, NET
The following table shows the detail of interest expense, net for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Interest and amortization of debt discount and expense on long-term debt, bank guarantees	$123	$101	$371	$296
Other interest expense	3	1	7	(1)
Interest income	(21)	(10)	(53)	(29)
Interest expense, net	$105	$92	$325	$266
6. INCOME TAXES
For interim income tax reporting the Group estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about beginning of year valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Group’s effective income tax rate was a benefit of 12.3% on loss before income taxes for the three months ended September 30, 2024 (benefit of 4.0% on loss before income taxes for the three months ended September 30, 2023) and was an expense of 89.7% on profit before income taxes for the nine months ended September 30, 2024 (expense of 12.4% on loss before income taxes for the nine months ended September 30, 2023). The difference in the effective income tax rate compared to the Irish corporation trading tax rate of 12.5% primarily reflects the tax impact of the impact of amortization of acquired intangibles and profit mix across jurisdictions, as well as the tax impact of discrete adjustments which includes our loss making jurisdictions and the fair value loss on Fox Option Liability.
The Group does not expect there to be any material changes to its existing unrecognized tax benefits over the next 12 months, due to the current position with taxing authorities. The Group regularly reviews its tax position on the basis of current law.
The Organization for Economic Co-operation and Development (OECD) is co-ordinating negotiations to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2). Certain aspects of Pillar 2 effective from January 1, 2024 and other aspects are effective from January 1, 2025. The Group does not expect Pillar 2 to have a material impact on its effective tax rate, however as this legislation is enacted in jurisdictions in which the Group operates, transitional rules lapse, and other provisions of Pillar 2 become effective, we expect our effective tax rate and cash tax payments may increase in future years. Under U.S. GAAP, the OECD Pillar 2 rules are considered an alternative minimum tax and therefore deferred taxes would not be recognized or adjusted for the estimated effects of the future minimum tax.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of the Group’s basic and diluted net earnings (loss) per ordinary share attributable to the Group:

	Three months ended September 30,		Nine months ended September 30,
($ in millions except per share amounts)	2024	2023	2024	2023
Numerator
Net income (loss)	(114)	(262)	6	(309)
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	5	1	27	(6)
Adjustment of redeemable non-controlling interest to redemption value	(16)	12	17	7
Net (loss) attributable to Flutter shareholder – basic and diluted	(103)	(275)	(38)	(310)

Denominator
Basic weighted average outstanding shares	178	178	178	178
Effective of dilutive stock awards	—	—	—	—
Diluted weighted average outstanding shares	178	178	178	178

Earnings (Loss) per share
Basic	$(0.58)	$(1.55)	$(0.21)	$(1.75)
Diluted	$(0.58)	$(1.55)	$(0.21)	$(1.75)
The number of options excluded from the diluted weighted average number of ordinary share calculation due to their effect being anti-dilutive as the assumed proceeds were greater than the average market price was 2,023,140 and 1,846,515 for the three and nine months ended September 30, 2024 respectively (2023: 1,844,942 and 2,167,967 for the three and nine months ended September 30, 2023 respectively).
8. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables presents the changes in accumulated other comprehensive income / (loss) by component for the three and nine months ended September 30, 2024 and 2023:

($ in millions)	Fair value hedges	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of June 30, 2024	$—	$5	$(1)	$(1,678)	$(1,674)
Other comprehensive income (loss) before reclassifications	(1)	(124)	—	605	480
Amounts reclassified from accumulated other comprehensive loss	—	119	—	—	119
Net current period other comprehensive income (loss)	(1)	(5)	—	605	599
Balance as of September 30, 2024	$(1)	$—	$(1)	$(1,073)	$(1,075)

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in millions)	Fair value hedges	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of December 31, 2023	$—	$(6)	$(1)	$(1,476)	$(1,483)
Other comprehensive income (loss) before reclassifications	(1)	(111)	—	403	291
Amounts reclassified from accumulated other comprehensive loss	—	117	—	—	117
Net current period other comprehensive income (loss)	(1)	6	—	403	408
Balance as of September 30, 2024	$(1)	$—	$(1)	$(1,073)	$(1,075)

($ in millions)	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of June 30, 2023	$30	$(5)	$(1,567)	$(1,542)
Other comprehensive income (loss) before reclassifications	51	—	(347)	(296)
Amounts reclassified from accumulated other comprehensive loss	(60)	—	—	(60)
Net current period other comprehensive income	(9)	—	(347)	(356)
Balance as of September 30, 2023	$21	$(5)	$(1,914)	$(1,898)

($ in millions)	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of December 31, 2022	$22	$(6)	$(1,798)	$(1,782)
Other comprehensive income (loss) before reclassifications	(25)	1	(116)	(140)
Amounts reclassified from accumulated other comprehensive loss	24	—	—	24
Net current period other comprehensive income	(1)	1	(116)	(116)
Balance as of September 30, 2023	$21	$(5)	$(1,914)	$(1,898)

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of September 30, 2024, and December 31, 2023:

($ in millions)	As of September 30, 2024	As of December 31, 2023
Prepayments and accrued income	$302	$205
Derivative financial assets	41	—
Current tax receivable	46	59
Inventory	15	13
Other receivables	113	166
Total prepaid expenses and other current assets	$517	$443
10. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following as of September 30, 2024, and December 31, 2023:

($ in millions)	As of September 30, 2024	As of December 31, 2023
Accrued expenses	$1,091	$945
Betting duty, data rights, and product and racefield fees	445	453
Employee benefits	333	330
Liability-classified share-based awards	31	—
Sports betting open positions	128	119
Derivative financial liabilities	76	156
Current tax payables	59	94
Loss contingencies	73	74
Indirect and payroll taxes	87	155
Contingent consideration	18	—
Total other current liabilities	$2,341	$2,326
Loss contingencies include accruals related to regulatory investigations and proceedings including those relating to gaming taxes to the extent to which they may apply to our business and industry.
The Group includes the contract liability in relation to sports betting open positions in the Condensed Consolidated Balance Sheet. The contract liability balance was as follows:

As of September 30, 2024
($ in millions)	2024
Contract liability, beginning of the period	119
Contract liability, end of the period [1]	130
1 Includes $2 million included in Other non-current liabilities.
Due to the short term nature of our contract liabilities, a substantial portion of the contract liability at the beginning of the period is recognized in revenue in the immediate subsequent reporting period.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. BUSINESS COMBINATIONS
MaxBet
On January 10, 2024, the Group completed the acquisition of 51% of MaxBet, a leading omni-channel sports betting and iGaming operator in Serbia. The purchase comprised of a cash consideration of $143 million (€131 million).
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
The provisional fair value of assets and liabilities acquired was $118 million which comprised of identifiable intangible assets of $135 million consisting primarily of $100 million of trademark and $22 million of customer relations. The provisional measurements of fair value for certain assets and liabilities may be subject to change as additional information is received. The Group expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The acquisition resulted in the recognition of $114 million goodwill on the acquisition date which has been allocated to the International segment and reporting unit. The main factors leading to the recognition of goodwill (none of which is deductible for tax purposes) is the opportunity for the Group to enter the market in the Balkans region where MaxBet is one of the market leaders with an established retail and online presence. There are also tangible opportunities to deliver synergies from the acquisition of MaxBet through (i) leveraging MaxBet’s retail channel to grow online deposits for existing Flutter brands and (ii) enhancing MaxBet’s online capabilities by utilizing the Group’s technology and marketing resources.
The fair value of redeemable non-controlling interest was $89 million, which was provisionally estimated by applying a discount for lack of marketability of 20% considering the output of the Finnerty method and a discount for lack of control of 20% using implied discounts from observable transactions and data based on Mergerstat studies.
Acquisition-related costs during the three months ended and nine months ended September 30, 2024 and September 30, 2023 were not material and are included in the general and administrative expenses in the Group’s condensed consolidated statement of comprehensive income (loss).
Since the date of acquisition to September 30, 2024, MaxBet has contributed revenue of $149 million and $10 million of profit after tax to the results of the Group. For the three months ended September 30, 2024, MaxBet contributed revenue of $50 million and $2 million of profit after tax to the results of the Group.
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
Considering that the size of the acquisitions are not material, no additional pro-forma information is provided.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. LONG-TERM DEBT
The Group’s debt comprised of the following:

	As of September 30, 2024		As of December 31, 2023
	Principal outstanding balance in currency of borrowing Local currency (in millions)	Outstanding Balance ($ in millions)	Principal outstanding balance in currency of borrowing Local currency (in millions)	Outstanding Balance ($ in millions)
Term Loan B Agreement
USD First Lien Term Loan B due 2028	$—	—	$514	514
EUR First Lien Term Loan B due 2026	€—	—	€507	560
TLA/TLB/RCF Agreement
GBP First Lien Term Loan A due 2028	£1,034	1,384	£1,034	1,315
EUR First Lien Term Loan A due 2028	€380	424	€380	419
USD First Lien Term Loan A due 2028	$166	166	$166	166
USD First Lien Term Loan B due 2030	$3,885	3,886	$3,400	3,400
GBP Revolving Credit Facility due 2028	£—	—	£578	736
Senior secured notes
EUR Senior Secured Notes due 2029	€500	570	€—	—
USD Senior Secured Notes due 2029	$525	539	$—	—
Total debt principal including accrued interest		6,969		7,110
Less: unamortized debt issuance costs		(59)		(54)
Total debt		6,910		7,056
Less: current portion of long-term debt		(67)		(51)
Total long-term debt		6,843		7,005
As of September 30, 2024, the contractual principal repayments of the Group’s outstanding borrowings, excluding accrued interest, amount to the following:

($ in millions)
2024	$10
2025	39
2026	39
2027	39
2028	3,096
Thereafter	3,719
Total	6,942
During the nine months ended September 30, 2024, the Group has drawn $126 million (September 30, 2023: $609 million) and repaid $851 million (September 30, 2023: $687 million) under the GBP revolving credit facility. The Group had an undrawn revolving credit commitment of $1.3 billion (£1 billion) as of September 30, 2024 (December 31, 2023: $537 million (£422 million)), of which $13 million (December 31, 2023: $13 million) was reserved for issuing guarantees.

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
On April 29, 2024, the Group issued $525 million aggregate principal amount of USD-denominated senior secured notes due 2029 (the “USD Notes”) and €500 million aggregate principal amount of EUR-denominated senior secured notes due 2029 (the “EUR Notes” and, together with the USD Notes, the “Notes”), each issued at 100% of their nominal par value, by its subsidiary Flutter Treasury DAC. The Group used the proceeds of the Notes to repay the EUR First Lien Term Loan B due 2026 under the existing syndicated facility agreement dated July 10, 2018, and to repay borrowings under the GBP Revolving Credit Facility due 2028, and pay certain costs, fees and expenses in connection with the offering of the Notes. The Group incurred issuance costs amounting $13 million in connection with the Notes which has been reduced from the debt’s initial net carrying amount and amortized as additional interest expense over the life of the debt. The Group recognized an extinguishment loss of $5 million on repayment of the EUR First Lien Term Loan B due 2026 during the three and nine months ended September 30, 2024.
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
As of September 30, 2024, the Group was in compliance with all debt covenants.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Cash flow hedges of interest rate and foreign currency risk
Interest rate and foreign currency risk arising from a portion of the Group’s floating interest rate USD First Lien Term Loan B maturing in 2030 and foreign currency risk arising from the Group’s fixed rate USD Senior Secured Notes maturing in 2029 are managed using interest rate swaps and cross-currency interest rate swaps, which are designated as cash flow hedges with the objective of reducing the volatility of interest expense and foreign currency gains and losses in the case of the USD First Lien Term Loan B maturing in 2030 and foreign currency risk in case of fixed rate USD Senior Secured Notes maturing in 2029.
Under the terms of the cross-currency interest rate swaps designated as a hedge of the interest rate and foreign currency risk arising from USD First Lien Term Loan B maturing in 2030, the Group makes fixed rate interest payments and principal repayments in pounds sterling (GBP) and receives variable interest amounts in U.S. dollars (USD) from counterparties over the life of the agreements effectively converting the variable rate term loan into fixed interest rate debt with the exchange of the underlying notional amounts over the term of the loan whereby the Group will receive USD from and pay GBP to the counterparties at exchange rates which are determined at contract inception. Under the terms of the interest rate swaps designated as a hedge of the interest risk arising from the USD First Lien Term Loan B maturing in 2030, the Group makes fixed rate interest payments and receives variable interest amounts in USD from counterparties over the life of the agreements, effectively converting the variable rate term loan into fixed interest rate debt. Under the terms of the cross-currency interest rate swaps designated as a hedge of the foreign currency risk arising from the USD Senior Secured Notes maturing in 2029, the Group makes fixed interest rate payment in GBP and receives fixed interest rate payments in USD with the exchange of the underlying notional amounts at maturity whereby the Group will receive USD from and pay GBP to the counterparties at exchange rates which are determined at contract inception, thereby effectively converting the USD Senior Secured Notes to GBP Senior Secured Notes.
The notional amount of cross-currency interest rate swaps accounted for as cash-flow hedges of foreign currency and interest rate risk on the USD First Lien Term Loan B was $691 million as of September 30, 2024, and $1,603 million as of December 31, 2023, with the cross-currency interest rate swaps maturing on June 30, 2025. The notional amount of interest-rate swaps accounted for as cash-flow hedges was $1,954 million as of September 30, 2024 and $1,094 million as of December 31, 2023 with maturities ranging from June 30, 2025 to September 30, 2026. The notional amount of cross-currency interest rate swaps accounted for as cash-flow hedges of foreign currency risk on the fixed rate USD Senior Secured Notes was $525 million as of September 30, 2024 and nil as of December 31, 2023 with the cross-currency interest rate swaps maturing on April 15, 2026. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. Amounts recorded in accumulated other comprehensive income (loss) were recognized in earnings within interest expense, net when the hedged interest payment was accrued. In addition, since the cross-currency interest rate swaps was a hedge of variability of the functional-currency-equivalent cash flows of the recognized term loan liability remeasured at spot exchange rates under ASC 830, “Foreign Currency Matters,” an amount that offset the gain or loss arising from the remeasurement of the hedged term loan liability was reclassified each period from accumulated other comprehensive income (loss) to earnings in foreign exchange (loss) gain, net, which is a component of other expense, net.
The amount reclassified from accumulated other comprehensive income (loss) into earnings was a net loss of $119 million for the three months ended September 30, 2024 (net gain of $60 million for the three months ended September 30, 2023) and a net loss of $117 million for the nine months ended September 30, 2024 (net loss of $24 million for the nine months ended September 30, 2023).
The Group expects to reclassify a gain of $1 million from accumulated other comprehensive income (loss) into earnings within the next 12 months.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Fair value hedge
In September 2024, the Group entered into cross-currency interest rate swaps to manage the foreign currency risk arising from a portion of USD First Lien Term Loan B maturing in 2030. Under the terms of the cross-currency interest rate swaps, the Group either pays fixed interest in GBP and receives fixed interest in USD or pays a floating interest in GBP and receives a floating interest in USD with the exchange of the underlying notional amounts over the term of the loan whereby the Group will receive USD from and pay GBP to the counterparties at exchange rates which are determined at contract inception.
The notional amount of cross-currency interest rate swaps accounted for as fair value hedges of foreign currency risk on the USD First Lien Term Loan B was $1,428 million as of September 30, 2024 (nil as of December 31, 2023). The Group excludes the cross-currency basis spread in the swap from the hedge effectiveness assessment and recognizes the excluded component into earnings through the periodic interest settlements on the swap. Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of fair value hedges resulting from the changes in the spot rate are recognized in earnings within foreign exchange (loss) gain, net, which is a component of other expense, net which offset the gain or loss arising from the remeasurement of the hedged term loan liability with the difference recorded in other comprehensive income (loss). The Group recorded a foreign currency loss of $8 million in earnings for the three and nine months ended September 30, 2024 which offset the foreign currency gain from the USD First Lien Term Loan B. Changes in the fair value of the excluded components recognized in other comprehensive income during the three and nine months ended September 30, 2024 was a loss of $1 million.
Net investment hedge
The Group has investments in various subsidiaries which form part of the Group’s International segment with Euro functional currencies. As a result, the Group is exposed to the risk of fluctuations between the Euro and GBP exchange rates. The Group designated its EUR First Lien Term Loan A maturing in 2028, EUR First Term Loan B maturing in 2026 (repaid in full on April 29, 2024) (the EUR First Lien Term Loan A maturing in 2028 together with the EUR First Term Loan B maturing in 2026, the EUR Term Loans), the EUR Senior Notes due 2029 and receive fixed rate, pay fixed rate cross-currency interest swaps whereby the Group will receive GBP from and pay Euro to the counterparties at exchange rates which are determined at contract inception, as a net investment hedge which are intended to mitigate foreign currency exposure related to non-GBP net investments in certain Euro functional subsidiaries.
As of September 30, 2024, the nominal exposure of EUR First Lien Term Loan A and EUR Senior Notes designated as net investment hedges was $424 million and $570 million respectively. The nominal exposures of the EUR Term Loans was $980 million as of December 31, 2023. The designated hedge amounts were considered highly effective. The Group has also designated certain EUR cross currency interest rate swap contracts in net investment hedging relationships. The notional amount of cross-currency swaps accounted for as net investment hedges was $894 million as of September 30, 2024 and $359 million as of December 31, 2023. The designated hedge amounts were considered highly effective.
The foreign currency transaction gains and losses on the euro-denominated portion of the term loan and the cross-currency interest swaps, which are designated and effective as a hedge of the Group’s net investment in its euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. A gain, net of tax, of $27 million was included in the foreign currency translation adjustment for the three months ended September 30, 2024 (loss, net of tax amounting to $2 million for the three months ended September 30, 2023), and a gain, net of tax amounting to $56 million for the nine months ended September 30, 2024 (gain, net of tax amounting to $10 million for the nine months ended September 30, 2023). There were no amounts reclassified out of accumulated other comprehensive income (“AOCI”) pertaining to the net investment hedge during the three and nine months ended September 30, 2024, and 2023 as the Group has not sold or liquidated (or substantially liquidated) its hedged subsidiaries.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Economic hedges
The Group uses cross-currency interest rate swaps to economically hedge the Group’s net foreign currency exposure arising from 1) the risk of fluctuations between the EUR and GBP exchange rates from the Group’s investment in various subsidiaries which form part of the Group’s International segment and 2) the risk of fluctuations between the USD and GBP exchange rates arising from the portion of the Group’s USD Term Loan that is not designated in a cash flow hedge. The cross-currency interest rate swaps are also used to manage the interest rate risk arising from the portion of the Group’s USD Term Loan that is not designated in a cash flow hedge. Under the terms of the cross-currency interest rate swaps, the Group makes fixed-rate interest payments in EUR and receives variable interest amounts in USD from counterparties over the life of the agreements effectively converting the variable rate debt into fixed interest rate debt with the exchange of the underlying notional amounts at maturity whereby the Group will receive USD from and pay EUR to the counterparties at exchange rates which are determined at contract inception. Changes in the fair value of these instruments are recorded in earnings throughout the term of the cross-currency interest rate swaps and are reported in other income, net in the Condensed Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2024, the cross-currency interest rate swaps are matured.
The following table summarizes the fair value of derivatives as of September 30, 2024 and December 31, 2023:

($ in millions)	Derivative Assets				Derivative Liabilities
	September-24		December-23		September-24		December-23
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	$14	Prepaid expenses and other current assets	$—	Other current liabilities	$(68)	Other current liabilities	$(104)
Cross-currency interest rate swaps	Other non-current assets	—	Other non-current assets	—	Other non-current liabilities	(20)	Other non-current liabilities	(21)
Interest rate swaps	Prepaid expenses and other current assets	$5	Prepaid expenses and other current assets	—	Other current liabilities	(2)	Other current liabilities	—
Interest rate swaps	Other non-current assets	$—	Other non-current assets	$—	Other non-current liabilities	$(4)	Other non-current liabilities	$—
Total derivatives designated as cash flow hedges		$19		$—		$(94)		$(125)

Derivatives designated as fair value hedges:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	$21	Prepaid expenses and other current assets	$—	Other current liabilities	$(6)	Other current liabilities	$—

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cross-currency interest rate swaps	Other non-current assets	$—	Other non-current assets	$—	Other non-current liabilities	$(3)	Other non-current liabilities	$—
Total derivatives not designated as hedging instruments		$21		$—		$(9)		$—

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Other current liabilities	$—	Other non-current liabilities	$(1)
Cross-currency interest rate swaps	Other non-current assets	$—	Other non-current assets	$—	Other non-current liabilities	$(6)	Other non-current liabilities	$—
Total derivatives designated as hedging instruments		$—		$—		$(6)		$(1)

Derivatives not designated as hedging instruments:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Other current liabilities	$—	Other current liabilities	$(52)
Foreign currency forward contracts	Prepaid expenses and other current assets	$1	Prepaid expenses and other current assets	$—	Other current liabilities	$—	Other current liabilities	$—
Total derivatives not designated as hedging instruments		$1		$—		$—		$(52)
Total derivatives		$41		$—		$(109)		$(178)
14. SHARE-BASED COMPENSATION
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

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the three and nine months ended September 30, 2024, the Group granted 149,540 restricted awards and options under the 2024 Incentive Plan. Of the options awarded under this plan, 70,146 options have a market condition based on the Total Shareholder Return (TSR) relative to the TSR performance of the S&P 500 equity index. The market condition was directly factored into the fair value-based measure of the award at the grant date. The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted average volatility of 39.10%, the weighted average correlation of 43.00% and, the weighted average share price of the Group at the date of grant of the award of $207.54. The weighted average fair value of the awards at the grant date was $278.40. The remaining 79,394 options and restricted awards had a weighted average grant date fair value of $210.90 based on the quoted trading price of the Group’s share price on the date of the grant.
During the nine months ended September 30, 2024, the group granted:
•52,902 options under the Flutter Entertainment plc 2015 Deferred Share Incentive Plan at the weighted average grant date fair value of $207.70. The fair value of the options granted was based on the quoted trading price of the Group’s share on the date of the grant.
•7,466 options under the Flutter Entertainment plc 2022 Supplementary Restricted Share Plan at the weighted average grant date fair value of $200.14. The fair value of the options granted was based on the quoted trading price of the Group’s share on the date of the grant.
•792,246 options under the Flutter Entertainment plc 2016 Restricted Share Plan. Of the options awarded under the Flutter Entertainment plc 2016 Restricted Share Plan, 197,519 options have a market condition based on the Total Shareholder Return (TSR) relative to the TSR performance of the S&P 500 equity index. This market condition was directly factored into the fair value-based measure of the award at the grant date. The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 35.58% and the weighted-average share price of the Group at the date of grant of the award of $196.70. The weighted-average fair value of the awards at the grant date was $73.98. The remaining 594,727 options had a weighted average grant date fair value of $194.08 based on the quoted trading price of the Group’s share on the date of the grant.
•45,733 share options with a nominal exercise price were granted under the 2023 Long Term Incentive Plan (“2023 LTIP”). The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 39.94% and the share price of the Group at the date of grant of the award of $180.70. The weighted-average fair value of the awards at grant date was $62.14. Another 30,697 share options granted under the 2023 LTIP. The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 37.37% and the weighted-average share price of the Group at the date of grant of the award of $214.76. The weighted-average fair value of the awards at the grant date was $102.62. The performance targets associated with a further 61,395 share options were not determined as of September 30, 2024 and as a result no grant date has been established under ASC 718 and no compensation cost has been recognized in the period ended September 30, 2024.
In April 2023, the Group adopted the 2023 LTIP which enables the Group to grant share awards and nil cost options with a single award vesting in tranches (if the relevant performance conditions are met) after the end of the performance period applicable to the tranche. Awards granted under the 2023 LTIP have a performance period of not less than three years. The awards granted under the 2023 LTIP have a market condition based on the Total Shareholder Return (“TSR”) relative to the FTSE 100 (excluding house builders, real estate investment trusts and natural resources companies). This market condition was directly factored into the fair-value-based measure of the award.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three and nine months ended September 30, 2023, the Group granted:
• 524,954 restricted awards and 469,084 share options with a nominal exercise price under the Flutter Entertainment plc 2016 Restricted Share Plan. The weighted-average grant date fair value of awards granted in the period was $160.49 based on the quoted trading price of the Group’s share on the date of the grant.
•Other employee share schemes, the Group granted 34,419 restricted awards and share options with a nominal exercise price. The weighted-average grant date fair value of awards granted in the period under other plans was $163.75 based on the quoted trading price of the Group’s share on the date of the grant.
•44,820 share options with a nominal exercise price under the 2023 LTIP. The Group engaged a third party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 35.91% and the share price of the Group at the date of grant of the award of $199.22. The weighted-average fair value of the awards at the grant date was $111.60. The performance targets associated with a further 134,460 share options were not determined as of September 30, 2023 and as a result no grant date has been established under ASC 718 and no compensation cost recognized in the period ended September 30, 2023.
As of September 30, 2024, 3,901,066 restricted awards and options were outstanding across all employee share schemes.
Total compensation cost arising from employee share schemes for the three and nine months ended September 30, 2024, and September 30, 2023, was $53 million and $153 million, and $25 million and $135 million respectively in the Condensed Consolidated Statements of Comprehensive Income (Loss).
15. FAIR VALUE MEASUREMENTS
The following tables set forth the fair value of the Group’s financial assets, financial liabilities and redeemable non-controlling interests measured at fair value based on the three-tier fair value hierarchy:

	As of September 30, 2024
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – Investments	$146	$10	$—	$156
Equity securities - Investments	—	—	7	7
Derivative financial assets	—	41	—	41
Total	146	51	7	204
Financial liabilities measured at fair value:
Derivative financial liabilities	—	109	—	109
Fox Option liability	—	—	640	640
Contingent consideration	—	—	19	19
Total	—	109	659	768
Redeemable non-controlling interests at fair value	$—	$—	$(1,434)	$(1,434)

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of December 31, 2023
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – Investments	$33	$139	$—	$172
Equity securities - Investments	—	—	9	9
Total	33	139	9	181
Financial liabilities measured at fair value:
Derivative financial liabilities	—	178	—	178
Fox Option liability	—	—	400	400
Contingent consideration	—	—	20	20
Total	—	178	420	598
Redeemable non-controlling interests at fair value	$—	$—	$1,100	$1,100
PokerStars trademark held and used[1]	$—	$—	$368	$368
Total nonrecurring fair value measurement	—	—	$368	$368
1. In accordance with subtopic 360-10, Pokerstars’ trademark held and used with a carrying amount of $1,093 million was written down to its fair value of $368 million, in the fourth quarter of 2023 resulting in an impairment of $725 million, which was included in sales and marketing expenses. The Group utilized the relief from royalty method under the income approach to estimate the fair value. Assumptions inherent in estimating the fair value included revenue forecast, royalty rate of 5.0%, income tax rate of 12.5%, and discount rate of 12.5%. The Group selected the assumptions used in the financial forecasts of cash flows specific to the remaining useful life of the trademark using historical data, supplemented by current and anticipated market conditions and estimated growth rates. Financial forecasts beyond the period covered by the plans were estimated by extrapolating the forecasts based on the plans using a steady growth in line with the long-term average growth for the countries in which the trademark is used. As the fair value measurements were based on significant inputs not observable in the market, they represented Level 3 measurements within the fair value hierarchy. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2024, and September 30, 2023.
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
As of September 30, 2024, the Group assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Group determined that its valuations of its derivatives in their entirety are classified in Level 2 of the fair value hierarchy.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Valuation of Level 3 financial instruments
Equity securities
The Group determined the fair value of investments in equity securities that do not have a readily available market value amounting to $7 million at September 30, 2024 (December 31, 2023: $9 million) using the Market Comparable Companies Approach based on EBITDA multiple. The movement in the fair value of equity securities for the three and nine months ended September 30, 2024 and 2023 was immaterial.
Non-derivative financial instruments
Fox Option
The fair value of the Fox Option amounts to $640 million at September 30, 2024 and $400 million as of December 31, 2023 which was determined using an option pricing model. As of September 30, 2024, and December 31, 2023, the option exercise price was $4.5 billion and $4.3 billion, respectively. The significant unobservable inputs were the enterprise value of FanDuel, the discount for lack of marketability (“DLOM”), the discount for lack of control (“DLOC”), implied volatility and probability of Fox getting licensed.
The enterprise value of FanDuel was determined using an equal weight to the value indications of the discounted cash flow analysis and the guideline public company analysis. The discount rate used in the discounted cash flow analysis was 21.0% and 19% as of September 30, 2024 and as of December 31, 2023, respectively.
Additionally, management applied a combined 35.0% discount for lack of marketability and lack of control as of September 30, 2024, and as of December 31, 2023. A range of DLOMs obtained using various securities-based approaches was 14.2% to 22.3% . DLOC was estimated at 18.4% using implied discounts in previous observable transactions involving FanDuel’s equity ownership and data based on Mergerstat studies as of September 30, 2024, and as of December 31, 2023 respectively.
Management selected a discount rate of 36.5%, which is on the higher end of the third quartile based on the ranges considered by management.
The volatility was 36.5% and 36.0% as of September 30, 2024 and year ended December 31, 2023, which was within the range of selected comparable companies. In developing the fair value measurement, the probability of a market participant submitting to and obtaining a license was estimated at 75.0% as of September 30, 2024, and as of December 31, 2023.
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
Redeemable non-controlling interests at fair value
The terms of symmetrical call and put options agreed between the Group and Boyd require exercise price to be calculated at fair market value without giving effect to DLOM and DLOC. FanDuel’s pre-discount enterprise value determined in the same manner as discussed earlier for September 30, 2024 and December 31, 2023 is considered in measuring the fair value of redeemable non-controlling interests owned by Boyd.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Contingent consideration
The contingent consideration payable is primarily determined with reference to forecast performance of the acquired businesses during the relevant time periods and the amounts to be paid in such scenarios. The fair value was estimated by assigning probabilities to the potential payout scenarios. The significant unobservable inputs are forecast performance of the acquired businesses.
The fair value of contingent consideration is primarily dependent on forecast performance for the acquired businesses in excess of a predetermined base target. An increase or decrease in the predetermined base target will not have a material impact on the fair value of contingent consideration as of September 30, 2024 as the expected settlement date is in early 2025. An increase and decrease of 10% in the excess over the predetermined base target would increase and decrease the value of contingent consideration as of December 31, 2023 by $2 million and $2 million, respectively.
Movements in the three months period in respect of Level 3 financial instruments carried at fair value
The movements in respect of the financial assets and liabilities carried at fair value are as follows:

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of June 30, 2024	$(16)	$7	$(490)	$(499)	$(1,248)
Total gains or losses for the period:
Included in earnings	—	—	(121)	(121)	—
Included in other comprehensive income	(3)	—	(29)	(32)	—
Attribution of net loss and other comprehensive income:
Net loss attributable to redeemable non-controlling interest	—	—	—	—	1
Acquisitions and settlements:
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(187)
Balance as of September 30, 2024	(19)	7	(640)	(652)	(1,434)
Change in unrealized gains or losses for the period included in earnings	—	—	(121)	(121)	—
Change in unrealized gains or losses for the period included in other comprehensive income	$(3)	$—	$(29)	$(32)	$—

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of December 31, 2023	$(20)	$9	$(400)	$(411)	$(1,100)
Total gains or losses for the period:
Included in earnings	3	(2)	(214)	(213)	—
Included in other comprehensive income	(2)	—	(26)	(28)	—
Attribution of net loss and other comprehensive income:
Net income attributable to redeemable non-controlling interest	—	—	—	—	(5)
Other comprehensive loss attributable to redeemable non-controlling interest	—	—	—	—	11
Acquisitions and settlements:
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(340)
Balance as of September 30, 2024	(19)	7	(640)	(652)	(1,434)
Change in unrealized gains or losses for the period included in earnings	3	(2)	(214)	(213)	—
Change in unrealized gains or losses for the period included in other comprehensive income	$(2)	$—	$(26)	$(28)	$—

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of June 30, 2023	$(20)	$11	$(350)	$(359)	$(1,005)
Total gains or losses for the period:
Included in earnings	—	—	18	18	—
Included in other comprehensive income	—	—	12	12	—
Attribution of net loss and other comprehensive income:
Net loss attributable to redeemable non-controlling interest	—	—	—	—	—
Other comprehensive income attributable to redeemable non-controlling interest	—	—	—	—	—
Acquisitions and settlements:
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(12)
Balance as of September 30, 2023	(20)	11	(320)	(329)	(1,017)
Change in unrealized gains or losses for the period included in earnings	—	—	18	18	—
Change in unrealized gains or losses for the period included in other comprehensive income	$—	$—	$12	$12	$—

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of December 31, 2022	$(22)	$11	$(220)	$(231)	$(781)
Total gains or losses for the period:
Included in earnings	—	—	(99)	(99)	—
Included in other comprehensive income	2	—	(1)	1	—
Attribution of net loss and other comprehensive income:
Net loss attributable to redeemable non-controlling interest	—	—	—	—	5
Other comprehensive income attributable to redeemable non-controlling interest	—	—	—	—	(44)
Acquisitions and settlements:
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(197)
Balance as of September 30, 2023	(20)	11	(320)	(329)	(1,017)
Change in unrealized gains or losses for the period included in earnings	—	—	(99)	(99)	—
Change in unrealized gains or losses for the period included in other comprehensive income	$2	$—	$(1)	$1	$—
16. COMMITMENTS AND CONTINGENCIES
Guarantees
The Group has uncommitted working capital overdraft facilities as of September 30, 2024 of $26 million (December 31, 2023: $21 million) with Allied Irish Banks p.l.c. These facilities are secured by a Letter of Guarantee from Flutter Entertainment plc.
The Group has bank guarantees: (i) in favor of certain gaming regulatory authorities to guarantee the payment of player funds, player prizes, and certain taxes and fees due by a number of Group companies; and (ii) in respect of certain third-party rental and other property commitments, merchant facilities and third-party letter of credit facilities. The maximum amount of the guarantees as of September 30, 2024 was $300 million (December 31, 2023: $322 million). No claims had been made against the guarantees as of September 30, 2024 (December 31, 2023: nil). The guarantees are secured by counter indemnities from Flutter Entertainment plc and certain of its subsidiary companies. The value of cash deposits over which the guaranteeing banks hold security was $62 million as of September 30, 2024 (December 31, 2023: $29 million).

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other purchase obligations
The Group is a party to several non-cancelable contracts with vendors where the Group is obligated to make future minimum payments under the terms of these contracts as follows:

($ in millions)	As of September 30, 2024
From September 30, 2024 to December 31, 2024	$417
2025	966
2026	630
2027	427
2028	193
Thereafter	476
$3,109
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
As of September 30, 2024, the Group expects to settle claims amounting to €15 million ($17 million) and has recognized an accrued liability within loss contingencies forming part of other current liabilities. It is reasonably possible that the actual losses could be in excess of the Group’s accrual. The Group is unable to estimate a reasonably possible loss or range of loss in excess of its accrual due to the complexities and uncertainty around the judicial process. In addition, there are further claims made against the Group amounting to €44 million ($49 million) as of September 30, 2024, the settlement of which is predicated on the merits of the case and whether the enforcement proceedings are successful in laying claim over the Group’s Maltese assets for settlement of these claims. The Group, based on advice from its legal counsel, believes such cross-border enforcement of judgements is in contravention to Maltese public policy and Regulation (EU) 1215/2012 and has not accrued any liability for these claims. The Group has filed countersuits before the Maltese Civil Court for setting aside these claims. The defendants have also filed garnishee orders with the Maltese Civil Court to attach the Group’s Maltese assets, some of which have already been declined by the Maltese Civil Court. Should the Maltese Courts decide in favor of the Group, there would be grounds for dismissal of all pending player claims instituted against the Group.
While the Group believes that it has strong arguments, at this time, the Group is unable to reasonably estimate the likelihood of the outcome due to the complexities and uncertainty around the judicial process.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Tax dispute in relation to operations in Italy
As previously reported, the Italian Tax Police initiated an investigation of the operations conducted by PokerStars business in Italy (hereinafter referred to as ‘PS Italy’), alleging that PS Italy’s server infrastructure located in Italy amounts to an Italian permanent establishment for corporate tax purposes. As of September 30, 2024, the Group has fully settled this tax dispute with the Italian Tax Authorities for an amount of €8 million ($9 million).
Goods and Services Tax (“GST”) rate applicable to operations in India
As previously reported, India’s Directorate General of Goods & Services Tax (the “DGGI”) is currently investigating the historical characterization of products such as rummy, fantasy games and poker as ‘games of skill’ (subjects to tax of 18% on player commission) rather than ‘games of chance’ (subject to 28% tax on player stakes). In making GST returns, Junglee and PokerStars India have consistently followed the Supreme Court of India’s rulings in relation to the distinction between games of skill and games of chance.
The DGGI has issued notices to multiple online gaming businesses alleging historical underpayment of GST, including to the Group’s operations in India (Junglee) of ₹179.1 billion ($2.1 billion). Junglee disputes that any additional tax is payable and has been advised that the notice received is not in accordance with the GST provisions applicable to past periods.
As of the date of issue of these unaudited condensed consolidated financial statements, Junglee has filed a petition with the Supreme Court of India, and has joined its case to the cases of other online gaming operators pending at the Supreme Court of India. The lead case (The Directorate General of GST Intelligence vs. Gameskraft Technologies Private Limited) was ruled in favor of Gameskraft, the taxpayer, at the Karnataka High Court in May 2023, and found that taxes had been paid in accordance with the law, but the case remains unresolved at the Supreme Court of India.
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
1.not to subject the goods or services to tax, or
2.to subject the goods or services to a lower tax rate than what is now being suggested by the DGGI.
The recommendation of the GST Council was incorporated into the Finance Act, 2024.
Whilst this law is not industry specific, if applied by the GST Council to be applied to the online real money gaming industry, we would expect the 18% GST already paid on platform commissions for past periods to be accepted as the applicable tax rate and the litigation will cease.
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
The Group is unable to make an estimate of any reasonably possible loss or range of losses, if any, were there to be an adverse final decision in the cases pending before the Supreme Court of India associated with the notice received.
Trademark and copyright claim regarding the use of the Aviator brand by Adjarabet in Georgia
Aviator LLC, a company owned by parties connected with the former owner of Adjarabet sued Atlas Holdings LLC, the Group's legal entity operating the Adjarabet brand in Georgia and Armenia, for damages alleging infringement of intellectual property rights in the brand name “AVIATOR” used within four third-party online casino games which were available on Adjarabet’s website, and distributed by Spribe, which offers the game globally, and another international game provider. While management believes the claims asserted against the Group to be baseless and without merit, in August 2024, the Georgian Court of First Instance issued a judgment against Atlas Holdings LLC amounting to GEL 896 million ($330 million), which, further, bears no resemblance or basis to the economics of the alleged infringement.
As of the date of issue of the unaudited condensed consolidated financial statements, no liability has been accrued as the Group has determined that it is not probable a liability has been incurred having regard to the legal facts of the case, the status of the on-going appeal process and related ICC London arbitration proceedings and the opinion of legal counsel. The potential effects of the judgement will continue to be evaluated on an ongoing basis.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Others
During the three months ended September 30, 2024, no additional information has become available that would cause the Group to reassess the potential liability related to the Group’s pending claims and litigation in relation to the Group’s cybersecurity incident as disclosed in our 2023 Annual Report.
17. SUBSEQUENT EVENTS
On October 23, 2024, the Group entered into an amended and restated commitment letter originally dated September 12, 2024 with certain banks to obtain binding commitments in respect of a senior secured first lien term loan comprising an aggregate Euro principal of €2.5 billion (the “Facility”) to fund, among others, the strategic acquisition of Snaitech S.p.A which was announced by the Group in September 2024. If implemented, the Facility will (i) mature 12 months from first utilization of the Facility, subject to an extension option of six months which can be exercised twice and (ii) bear interest at a per annum rate equal to EURIBOR (provided that in no event shall EURIBOR be less than 0.00%) plus an applicable margin equal to 1.25% per annum, subject to an increase of 0.20% per annum on the last day of each fiscal quarter, commencing with the second complete quarter following first utilization of the Facility. The increase shall be 0.40% per annum instead of 0.20% per annum from the date being twelve calendar months after first utilization of the Facility. The other terms of Facility will be on substantially similar terms to that of the Credit Agreement dated as of November 24, 2023 between, among others, certain members of the Group and the lenders named therein.

******

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
We anticipate strong conversion of operation income into cash due to the scalability of our technology platforms and positive working capital from our growing business.
We aim to create long-term value through disciplined capital allocation, including investing in player growth and retention and acquiring top-performing local brands in high-growth markets. We intend to return to shareholders capital that cannot be effectively deployed through our disciplined capital allocation strategy. We have recently announced a share repurchase program. See “— Liquidity and Capital Resources” below for additional information regarding the share repurchase program.
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

Segment results for the three and nine months ended September 30, 2024, have been revised to reflect the change in operating segment measurement and change in operating segment composition.
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
Acquisitions
In January 2024, we acquired an initial 51% controlling stake in MaxBet, a leading omni-channel sports betting and gaming operator in Serbia. The purchase comprised of a cash consideration of $143 million (€131 million). The share purchase agreement also includes call and put options to acquire the remaining 49% stake in 2029.
In September 2024, we announced two strategic acquisitions: a 56% interest in NSX Group, a leading Brazilian operator of the Betnacional brand for a cash consideration of approximately $364 million (Brazilian Real 1,981 million) subject to customary completion accounts adjustments with a redemption mechanism in the form of call and put options which allows us to acquire the remaining interest in year five and year ten following the completion date, and 100% stake of Snaitech S.p.A., one of Italy’s leading omni-channel operators for a cash consideration of $2.6 billion (€2.3 billion). We expect these acquisitions to be complete in 2025. Both acquisitions fully align with our strategy to invest in leadership positions in international markets and will expand our reach in the attractive markets of Brazil and Italy.
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
Business Environment
The global online betting and gaming market is currently expected to grow at a compound annual growth rate (“CAGR”) of 8.0% between 2024 and 2030, primarily driven by further migration to online channels and the increase in the number of regulated markets across the world. The expected regulation in the next two years of markets such as Canada, as well as additional states in the United States, have the potential to increase the international addressable market. The performance of our four reportable segments can be materially affected by these industrial trends and regulatory changes in the global online sports betting and iGaming market.
U.S.
Our U.S. segment is considered to be the largest growth opportunity for the Group. Since 2018 when the key gambling legislation was overturned by the U.S. Supreme Court, a number of states have moved to legalize and regulate gambling at the state level. As of September 30, 2024, FanDuel is active in 23 states that have legalized and regulated for a competitive online sports betting market and 5 states that have legalized and regulated iGaming. Effective from July 1, 2024, the state of Illinois increased its tax rates on online sports betting. On August 13, 2024, we announced we expect a $50 million impact in U.S. Adjusted EBITDA for the six months ending December 31, 2024 before any mitigating actions due to this increase. However, certain mitigation actions including optimization of player incentives and media spend are expected to have an approximate $10 million impact resulting in an expected net U.S. Adjusted EBITDA impact of $40 million for the six months ending December 31, 2024. No other states have advanced similar legislation.
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
In recent years, the regulatory framework in Italy has tightened with a ban on online advertising issued in 2019 and a temporary (2 year) increase in taxes on gross winnings from sports betting to finance Italian sport during the Covid pandemic. In August 2023, the Italian government approved the terms of a new decree to reorganize the entire gambling sector with the primary objective of improving player protection, combating illegal gambling and increasing tax revenues through a new licensing framework. The first operational step was the approval of a decree in March 2024 to initiate the reorganization of the online sector through the issuing of a new call for tenders, for new online gaming licenses expected by the first quarter of 2025. A significant amount of interest in the Italian market is anticipated, with at least 50 requests from operators expected to seek these new licenses. These licenses will be valid for nine years and will cover all games that are not subject to exclusive licenses, such as online scratch cards. The new licenses are scheduled to start in third quarter of 2025. Groups, such as Flutter, can hold a maximum of five licenses. At present, the Group does not expect a significant impact from these regulatory changes, given its reduced dependence on online advertising, its scale advantage and its retail presence in Italy. Additionally, bids for the tender of Italian Lotto are expected to be submitted by the end of 2024. Italian Lotto is current managed by Lottoitalia s.r.l. (“Lottoitalia”), a joint venture company among IGT Lottery S.p.A., Italian Gaming Holding a.s., Arianna 2001 (an entity associated with the Federation of Italian Tobacconists), and Novomatic Italia.
Among the international markets in which we operate, Turkey, India, Georgia, Serbia and Spain are our five largest markets after Italy. Collectively we believe the addressable market which we have access to across India, Central and Eastern Europe, Latin America, Turkey and North Africa will represent approximately $40-50 billion in gross gaming revenue by 2030.
In addition, Brazil is in the process of regulating online sports betting and casino with the launch of the regulated market expected on January 1, 2025. We have applied for a license to the Brazilian regulator.
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
The regulatory environment in Australia has also evolved significantly in recent years, especially after the introduction of point of consumption tax in 2019. Queensland, New South Wales and the Australian Capital Territory have since increased point of consumption tax rates. Victoria is the most recent state to announce an increase in the point of consumption tax rate (from 10% to 15%), effective from July 1, 2024. The higher tax environment underlines the importance of scale in the Australian market and favors large operators, as increasing regulatory and tax hurdles can drive out smaller operators and support market share expansion for scale operators.

Operating Results
Operational and Financial Metrics for the Group
Three months ended September 30, 2024 compared to three months ended September 30, 2023:
The following table presents our AMPs for the Group, by total Group and by product category for the interim periods indicated:

	Three months ended September 30,
AMPs (Amounts in thousands)	2024	2023
Total Group AMPs [1]	12,920	11,139
Group AMPs by Product Category [1]
Sportsbook	7,752	6,471
iGaming	6,620	5,556
Other	883	1,079
1.In circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the Group level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the Group level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents a summary of our financial results for the periods indicated and is derived from our condensed consolidated financial statements for the interim periods indicated:

	Three months ended September 30,
(Amounts in $ millions, except percentages)	2024	2023
Revenue	$3,248	$2,558
Cost of Sales	(1,752)	(1,386)
Gross profit	$1,496	$1,172
Technology, research and development expenses	(213)	(214)
Sales and marketing expenses	(748)	(701)
General and administrative expenses	(438)	(394)
Operating profit (loss)	$97	$(137)
Other expense, net	(122)	(44)
Interest expense, net	(105)	(92)
Loss before income taxes	$(130)	$(273)
Income tax benefit	16	11
Net loss	$(114)	$(262)
Net loss margin [1]	(3.5)%	(10.2)%
Adjusted EBITDA [2]	$450	$258
Adjusted EBITDA Margin [2]	13.9%	10.1%
1.Net loss margin is net loss divided by revenue.
2.Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. See “—Supplemental Disclosure of Non-GAAP Measures” for additional information about these measures and reconciliations to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Our revenue increased by 27%, to $3,248 million for the three months ended September 30, 2024, from $2,558 million for the three months ended September 30, 2023 and our AMPs increased 16% period on period to 12.9 million. The key drivers of Group revenue growth were (i) continued strong online revenue growth of our U.S. segment, with revenue increasing by 51% period on period and a positive start to the new National Football League (‘NFL’) season in the U.S. including new product launches and the benefit of favorable sports results, (ii) UKI revenue growth of 18% following a strong conclusion to the European Football Championships (‘Euros’), positive sports results and excellent momentum in iGaming, and (iii) a strong International performance particularly in Sisal. The addition of MaxBet also added 2% to total Group revenue in the three months ended September 30, 2024. The impact of sports results which is calculated as the difference between our expected net revenue margin for the period and our actual net revenue margin had approximately a 4% positive impact on total revenue growth for the three months ended September 30, 2024.
Cost of sales increased by 26%, to $1,752 million for the three months ended September 30, 2024, from $1,386 million for the three months ended September 30, 2023, in line with the increase in revenue. Cost of sales as a percentage of revenue remained consistent period on period at 54% for the three months ended September 30, 2024 compared with 54% for the three months ended September 30, 2023.
Technology, research and development expenses remained consistent period on period at $213 million for the three months ended September 30, 2024, compared with $214 million for the three months ended September 30, 2023.
Sales and marketing expenses increased by 7% to $748 million for the three months ended September 30, 2024, from $701 million for the three months ended September 30, 2023, primarily due to investment in player acquisition in the U.S. at the start of the NFL season. Sales and marketing expenses as a percentage of revenue was 23% for the three months ended September 30, 2024, a decrease of 400 basis points from 27% for the three months ended September 30, 2023. This decrease was driven by significant economies of scale achieved in existing states with continued disciplined player acquisition investment in the United States partly offset by new state launches.
General and administrative expense increased by 11%, to $438 million for the three months ended September 30, 2024, from $394 million for the three months ended September 30, 2023. The increase was primarily driven by an increase in labor cost due to greater investment in our workforce, which was partially offset by a $18 million credit from a historic legal case.
Operating profit (loss) increased by $234 million to $97 million operating profit for the three months ended September 30, 2024, from $137 million operating loss for the three months ended September 30, 2023, as a result of the factors above.
Other expense, net increased by $78 million, to a $122 million expense for the three months ended September 30, 2024, from a $44 million expense for the three months ended September 30, 2023. This increase was primarily driven by (i) the impact of a fair value loss of $121 million on the Fox Option liability for the three months ended September 30, 2024, as compared to a fair value gain of $18 million for the three months ended September 30, 2023 and (ii) a fair value loss on derivative instruments of $25 million for the three months ended September 30, 2024 as compared to $19 million gain for the three months ended September 30, 2023. This was partially offset by a foreign exchange gain of $31 million for the three months ended September 30, 2024 as compared to a foreign exchange loss of $80 million for the three months ended September 30, 2023.
Interest expense, net increased by $13 million, to $105 million for the three months ended September 30, 2024, from $92 million for the three months ended September 30, 2023, primarily as a result of the issuance of $525 million aggregate principal amount of USD-denominated senior secured notes due 2029 (the “USD Notes”) and €500 million aggregate principal amount of EUR-denominated senior secured notes due 2029 (the “EUR Notes” and, together with the USD Notes, the “Notes”) in April 2024.
Income tax benefit increased by $5 million, to a $16 million income tax benefit for the three months ended September 30, 2024, from a $11 million income tax benefit for the three months ended September 30, 2023. The movement is primarily due to the change in amount and jurisdictional mix of profits in which the Group has a taxable presence, as well as the tax impact of discrete adjustments.
Net loss decreased by $148 million, or 56%, to $114 million net loss for the three months ended September 30, 2024, from a net loss of $262 million for the three months ended September 30, 2023 and net loss margin decreased to 3.5% from 10.2% net loss margin for the three months ended September 30, 2023, as a result of the factors above.

Adjusted EBITDA increased by 74%, to $450 million for the three months ended September 30, 2024, from $258 million for the three months ended September 30, 2023. Adjusted EBITDA Margin increased by 380 basis points from 10.1% to 13.9% reflecting the revenue performance and expenses trend outlined above.
Operational and Financial Metrics by Segment
U.S.
The following table presents a summary of our operational metrics for the U.S. segment for the interim periods indicated.

	Three months ended September 30,
AMPs (Amounts in thousands)	2024	2023
Total U.S. AMPs [1]	3,211	2,512
U.S. AMPs by Product Category [1]
Sportsbook	2,599	1,983
iGaming	717	503
Other	411	448
Stakes (amounts in $ millions)	$10,037	$7,378
Sportsbook net revenue margin	8.2%	6.9%
1.Total U.S. AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the U.S. division level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the U.S. division level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the U.S. segment for the interim periods indicated.

	Three months ended September 30,
(Amounts in $ millions, except percentages)	2024	2023
U.S.
Sportsbook	$822	$506
iGaming	$368	$252
Other	$60	$70
Total U.S. revenue	$1,250	$828
Adjusted EBITDA	$58	$(55)
Adjusted EBITDA Margin	4.6%	(6.6)%
Total revenue for our U.S. segment increased by 51% to $1,250 million for the three months ended September 30, 2024, from $828 million for the three months ended September 30, 2023, reflecting AMPs growth of 28%. Sportsbook revenue increased by 62%, with amounts staked up 36% to $10,037 million and AMPs 31% higher at 2.6 million due to our strong growth across both new and existing states. Sportsbook net revenue margin increased to 8.2% for the three months ended September 30, 2024 compared to 6.9% for the three months ended September 30, 2023. This reflected continued expansion of our expected sportsbook net revenue margin, driven by our market leading product offering and pricing capabilities. We also benefited from a 120 basis points of favorable impact from favorable sports results compared with the prior period (sports results for the three months ended September 30, 2024: 80 basis points favorable; for the three months ended September 30, 2023: 40 basis points unfavorable).
iGaming revenue for the three months ended September 30, 2024 increased by 46% driven by an increase in AMPs of 43% period on period to 0.7 million for the three months ended September 30, 2024. This reflected our focus on exclusive content such as the next in our Wonka series and Pure Imagination, and market leading generosity continuing to drive customer strong direct casino and cross-sell customer engagement.

Other revenue for the three months ended September 30, 2024 decreased by 14% period on period driven by a decline in DFS where a portion of our DFS player base has migrated some or all of their play to our sportsbook product.
Adjusted EBITDA for the U.S. was $58 million for the three months ended September 30, 2024, a $113 million increase compared to $55 million loss for the three months ended September 30, 2023. Adjusted EBITDA Margin increased to 4.6% for the three months ended September 30, 2024 from 6.6% loss for the three months ended September 30, 2023. These improvements were driven by (i) an increase in revenue as a result of the factors above, (ii) lower cost of sales as a percentage of revenue primarily driven by the positive sports results benefit, which was partly offset by the impact of the Illinois tax increase from July 1, 2024 and (iii) significant economies of scale achieved in sales and marketing expenses through ongoing operating leverage in our earlier-to-regulate states. These improvements were partially offset by increases in technology, research and development expenses and general and administrative expenses reflecting the investment to scale our product and technology capabilities.
UKI
The following table presents a summary of our operational metrics for the UKI segment for the interim periods indicated.

	Three months ended September 30,
AMPs (Amounts in thousands)	2024	2023
Total UKI AMPs [1]	$4,101	$3,625
UKI AMPs by Product Category [1]
Sportsbook	$2,940	$2,521
iGaming	$2,300	$1,969
Other	$112	$122
Stakes (amounts in $ millions)	$2,860	$2,812
Sportsbook net revenue margin	12.4%	11.6%
1.Total UKI AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the UKI division level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the UKI division level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the UKI segment for the interim periods indicated.

	Three months ended September 30,
(Amounts in $ millions, except percentages)	2024	2023
UKI
Sportsbook	$356	$326
iGaming	$454	$351
Other	$36	$42
Total UKI revenue	$846	$719
Adjusted EBITDA	$237	$184
Adjusted EBITDA Margin	28.0%	25.6%
Total revenue for our UKI segment increased by 18% to $846 million for the three months ended September 30, 2024 from $719 million for the three months ended September 30, 2023. AMPs increased by 13% to 4.1 million for the three months ended September 30, 2024 from 3.6 million for the three months ended September 30, 2023, largely benefitting from a strong conclusion of the Euros and continued player momentum in iGaming.

Sportsbook revenue increased by 9% to $356 million for the three months ended September 30, 2024 from $326 million for the three months ended September 30, 2023, mainly driven by a positive conclusion to the Euros, which accounted for 8% of sportsbook stakes in the three months ended September 30, 2024. Sportsbook net revenue margin increased 80 basis points to 12.4%, benefited from 60 basis points of favorable sports results period on period (sports results for the three months ended September 30, 2024: 40 basis points favorable; for the three months ended September 30, 2023: 20 basis points unfavorable).
iGaming revenue increased 29%, to $454 million for the three months ended September 30, 2024, from $351 million for the three months ended September 30, 2023. This was driven by AMP growth of 17%, from the continuous product improvements being delivered across the iGaming portfolio and strong cross-sell from sportsbook.
Other revenue decreased by 14%, to $36 million for the three months ended September 30, 2024 from $42 million for the three months ended September 30, 2023 driven by the Betfair Exchange.
Adjusted EBITDA for UKI was $237 million for the three months ended September 30, 2024, a $53 million increase from $184 million for the three months ended September 30, 2023. Adjusted EBITDA Margin increased to 28.0% for the three months ended September 30, 2024 from 25.6% for the three months ended September 30, 2023. The improvements were driven by (i) increase in revenue as a result of the factors above; and (ii) operating leverage, particularly in sales and marketing expenses.
International
The following table presents a summary of our operational metrics for the International segment for the interim periods indicated.

	Three months ended September 30,
AMPs (Amounts in thousands)	2024	2023
Total International AMPs [1]	4,411	3,879
International AMPs by Product Category [1]
Sportsbook	1,016	843
iGaming	3,603	3,084
Other	360	509
Stakes (amounts in $ millions)	$1,421	$1,047
Sportsbook net revenue margin	11.3%	11.7%
1.Total International AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the International division level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the International division level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the International segment for the interim periods indicated.

	Three months ended September 30,
(Amounts in $ millions, except percentages)	2024	2023
International
Sportsbook	$160	$122
iGaming	$589	$531
Other	$32	$26
Total International revenue	$781	$679
Adjusted EBITDA	$152	$119
Adjusted EBITDA Margin	19.5%	17.5%

Total revenue for our International segment increased by 15% to $781 million for the three months ended September 30, 2024 from $679 million for the three months ended September 30, 2023, reflecting a 14% increase in AMPs. Revenue in our “Consolidate and Invest” markets grew 20% reflecting (i) the acquisition of MaxBet in January 2024, which contributed $50 million in revenue during the three months ended September 30, 2024 and (ii) strong revenue growth in Italy (+13%), Turkey (+34%), Georgia (+17%), Armenia (+14%) and Spain (+4%). This growth helped to mitigate the revenue decline in India (-17%) due to the impact of tax changes introduced in the three months ended December 31, 2023.
Sportsbook revenue increased by 31% to $160 million for the three months ended September 30, 2024 from $122 million for the three months ended September 30, 2023. This was mainly due to the stakes increase of 36% to $1,421 million driven by strong revenue growth in Italy including the benefit of the Euros. There was a decrease in sportsbook net revenue margin of 40 basis points to 11.3% due to a lower proportion of wagers coming from Sisal's higher revenue margin retail business. Sport results were less unfavorable by 10 basis points period on period (three months ended September 30, 2024: 60 basis points unfavorable impact; three months ended September 30, 2023: 70 basis points unfavorable impact).
iGaming revenue increased by 11% to $589 million for the three months ended September 30, 2024 from $531 million for the three months ended September 30, 2023, mainly due to the addition of MaxBet.
Other revenue for the three months ended September 30, 2024 increased by 23% driven by the new concession in Morocco.
Adjusted EBITDA for International was $152 million for the three months ended September 30, 2024, a 28% increase from $119 million for the three months ended September 30, 2023, and Adjusted EBITDA Margin increased by 200 basis points to 19.5% for the three months ended September 30, 2024. The increase was driven by (i) an increase in revenue as a result of the factors above; (ii) a one-off credit of $18 million from a historic legal case; and (iii) operating cost savings from the closure of Fox Bet and lower marketing spend in Junglee.
Australia
The following table presents a summary of our operational metrics for the Australia segment for the interim periods indicated.

	Three months ended September 30,
AMPs (Amounts in thousands)	2024	2023
Total Australia AMPs [1]	1,197	1,124
Stakes (amounts in $ millions)	$2,684	$2,928
Sportsbook net revenue margin	13.8%	11.3%
1.    See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the Australia segment for the interim periods indicated.

	Three months ended September 30,
(Amounts in $ millions, except percentages)	2024	2023
Australia
Sportsbook	$371	$332
Total Australia revenue	$371	$332
Adjusted EBITDA	$72	$63
Adjusted EBITDA Margin	19.4%	19.0%

Australia revenue increased by 12% to $371 million for the three months ended September 30, 2024 from $332 million for the three months ended September 30, 2023, despite amounts staked decreasing 8% compared with prior period. The increase in revenue was driven by AMPs increasing by 6% to 1.2 million in period and an increase in sportsbook net revenue margin of 250 basis points to 13.8% in the three months ended September 30, 2024, primarily driven by favorable impact from more favorable sports results compared with the prior period (sports results for the three months ended September 30, 2024: 130 basis points favorable; for the three months ended September 30, 2023: 50 basis points unfavorable), as well as the benefit of continued expansion in our structural revenue margin.
Adjusted EBITDA for Australia was $72 million for the three months ended September 30, 2024, a 14% increase from $63 million for the three months ended September 30, 2023. Adjusted EBITDA Margin increased by 40 basis points to 19.4%. The period-on-period movement was due to the increase in revenue as a result of the factors above partly offset by the impact of increased taxes in Victoria.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023:
The following table presents our AMPs for the Group, by total Group and by product category for the interim periods indicated:

	Nine months ended September 30,
AMPs (Amounts in thousands)	2024	2023
Total Group AMPs [1]	13,662	11,903
Group AMPs by Product Category [1]
Sportsbook	8,135	7,108
iGaming	6,547	5,601
Other	1,465	1,329
1.In circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the Group level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the Group level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents a summary of our financial results for the periods indicated and is derived from our consolidated financial statements for the interim periods indicated.

	Nine months ended September 30,
(Amounts in $ millions, except percentages)	2024	2023
Revenue	$10,256	$8,477
Cost of Sales	(5,380)	(4,418)
Gross profit	$4,876	$4,059
Technology, research and development expenses	(619)	(558)
Sales and marketing expenses	(2,375)	(2,250)
General and administrative expenses	(1,292)	(1,181)
Operating profit	$590	$70
Other expense, net	(207)	(79)
Interest expense, net	(325)	(266)
Income (loss) before income taxes	$58	$(275)
Income tax expense	(52)	(34)
Net income (loss)	$6	$(309)
Net income (loss) margin [1]	0.1%	(3.6)%
Adjusted EBITDA [2]	$1,702	$1,243
Adjusted EBITDA Margin [2]	16.6%	14.7%

1.Net income (loss) margin is net income (loss) divided by revenue.
2.Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. See “—Supplemental Disclosure of Non-GAAP Measures” for additional information about these measures and reconciliations to the most directly comparable financial measures calculated in accordance with U.S. GAAP.
Our revenue increased by 21%, to $10,256 million for the nine months ended September 30, 2024, from $8,477 million for the nine months ended September 30, 2023 and our AMPs grew 15% period on period to 13.7 million. The key drivers of Group revenue growth were (i) continued strong online revenue growth of our U.S. segment, with revenue 40% higher period on period, despite sports results which were less favorable in the nine months ended September 30, 2024 compared with the prior period, (ii) strong UKI iGaming and sportsbook growth driving increase in UKI revenue by 17% including the benefit of favorable sports results period on period and (iii) a strong International performance particularly in Italy and the addition of Maxbet which added 1% to total Group revenue in the nine months ended September 30, 2024. The impact of sports results which is calculated as the difference between our expected net revenue margin for the period and our actual net revenue margin had an approximately 2% positive impact on total revenue growth for the nine months ended September 30, 2024. This was partially offset by revenue decline of 2% in Australia due to the softer racing market in the period.
Cost of sales increased by 22%, to $5,380 million for the nine months ended September 30, 2024, from $4,418 million for the nine months ended September 30, 2023, in line with the increase in revenue. Cost of sales as a percentage of revenue increased period on period at 52.5% for the nine months ended September 30, 2024 compared with 52.1% for the nine months ended September 30, 2023.
Technology, research and development expenses increased by 11%, to $619 million for the nine months ended September 30, 2024, from $558 million for the nine months ended September 30, 2023, primarily driven by continued investment in product development to enhance the customer proposition of our brands across the Group and increased labor costs as we are scaling our business in the U.S..
Sales and marketing expenses increased by 6%, to $2,375 million for the nine months ended September 30, 2024, from $2,250 million for the nine months ended September 30, 2023. Sales and marketing expenses as a percentage of revenue was 23.2% for the nine months ended September 30, 2024, a decrease of 330 basis points from 26.5% for the nine months ended September 30, 2023. This decrease was driven by (i) significant economies of scales achieved in existing states with continued disciplined player acquisition investment in the United States partly offset by new state launches and (ii) increasingly targeted investment in the “Consolidate and Invest” markets, as well as the closure of FOX Bet in August 2023.
General and administrative expenses increased by 9%, to $1,292 million for the nine months ended September 30, 2024, from $1,181 million for the nine months ended September 30, 2023. The increase was primarily as a result of (i) the continued expansion of our U.S. business; (ii) advisory fees related to activities associated with the change in the primary listing of the Group; and (iii) an increase in labor cost due to greater investment in the Group’s workforce.
Operating profit increased by $520 million from a profit of $70 million for the nine months ended September 30, 2023, to a profit of $590 million for nine months ended September 30, 2024, as a result of the factors above.
Other expense, net increased by $128 million, to $207 million for the nine months ended September 30, 2024, from $79 million for the nine months ended September 30, 2023. This increase was primarily driven by (i) an increase in the fair value loss of $115 million on the Fox Option liability period on period; and (ii) a decrease in the fair value gain on derivative instruments of $35 million period on period partially offset by a foreign exchange gain of $30 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Interest expense, net increased by $59 million, to $325 million for the nine months ended September 30, 2024, from $266 million for the nine months ended September 30, 2023, primarily as a result of the issuance of $525 million aggregate principal amount of USD Notes and €500 million aggregate principal amount of EUR Notes in April 2024.
Income tax expense increased by $18 million, to $52 million for the nine months ended September 30, 2024, from $34 million for the nine months ended September 30, 2023. The movement is primarily due to the change in amount and jurisdictional mix of profits in which the Group has a taxable presence, as well as the tax impact of discrete adjustments.

Net income (loss) increased by $315 million, or 102%, to $6 million net income for the nine months ended September 30, 2024, from $309 million net loss for the nine months ended September 30, 2023 and net income (loss) margin increased to 0.1% from 3.6% net loss margin for the nine months ended September 30, 2023, as a result of the factors above.
Adjusted EBITDA increased by 37%, to $1,702 million for the nine months ended September 30, 2024, from $1,243 million for the nine months ended September 30, 2023. Adjusted EBITDA Margin increased by 190 basis points from 14.7% to 16.6% reflecting the revenue performance and expenses trend outlined above.
Operational and Financial Metrics by Segment
U.S.
The following table presents a summary of our operational metrics for the U.S. segment for the interim periods indicated.

	Nine months ended September 30,
AMPs (Amounts in thousands)	2024	2023
Total U.S. AMPs [1]	3,525	2,874
U.S. AMPs by Product Category [1]
Sportsbook	2,913	2,315
iGaming	726	535
Other	478	519
Stakes (amounts in $ millions)	$34,497	$26,445
Sportsbook net revenue margin	8.4%	7.7%
1.Total U.S. AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the U.S. division level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the U.S. division level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the U.S. segment for the interim periods indicated.

	Nine months ended September 30,
(Amounts in $ millions, except percentages)	2024	2023
U.S.
Sportsbook	2,907	2,046
iGaming	1,083	736
Other	197	214
Total U.S. revenue	4,187	2,996
Adjusted EBITDA	$344	$64
Adjusted EBITDA Margin	8.2%	2.1%
Total revenue for our U.S. segment increased by 40% to $4,187 million for the nine months ended September 30, 2024, from $2,996 million for the nine months ended September 30, 2023, reflecting AMPs increasing by 23%. Sportsbook revenue increased by 42%, with amounts staked increased by 30% to $34,497 million and AMPs 26% higher at 2.9 million from strong growth in both new and existing states. Sportsbook net revenue margin increased to 8.4% for the nine months ended September 30, 2024 compared to 7.7% for the nine months ended September 30, 2023. This reflected continued expansion of our expected sportsbook net revenue margin, driven by our market leading pricing capabilities and product offering. This was partly offset by a 30 basis points adverse impact from unfavorable sports results compared with the prior period (sports results for the nine months ended September 30, 2024: 10 basis points favorable; for the nine months ended September 30, 2023: 40 basis points favorable).

iGaming revenue for the nine months ended September 30, 2024 increased by 47% driven by an increase in AMPs of 36% period on period to 0.7 million for the nine months ended September 30, 2024. This reflected our focus on improving customer experiences and product innovation including the launch of exclusive new slot games and exclusive content, such as the next in our Wonka series and Pure Imagination. In addition, market leading generosity continued to drive customer strong direct casino and cross-sell customer engagement.
Other revenue for the nine months ended September 30, 2024 decreased by 8% period on period driven by a decline in DFS where a portion of our DFS player base has migrated some or all of their play to our sportsbook product.
Adjusted EBITDA for the U.S. was $344 million for the nine months ended September 30, 2024, a $280 million increase compared to $64 million for the nine months ended September 30, 2023. Adjusted EBITDA Margin increased to 8.2% for the nine months ended September 30, 2024 from 2.1% for the nine months ended September 30, 2023. These improvements were driven by (i) an increase in revenue as a result of the factors above; and (ii) significant economies of scales achieved in sales and marketing expenses through continued disciplined player acquisition investment in existing states, partly offset by (i) new state launches; and (ii) an increase in technology, research and development expenses and general and administrative expenses reflecting the investment to scale our product and technology capabilities.
UKI
The following table presents a summary of our operational metrics for the UKI segment for the interim periods indicated.

	Nine months ended September 30,
AMPs (Amounts in thousands)	2024	2023
Total UKI AMPs [1]	4,201	3,919
UKI AMPs by Product Category [1]
Sportsbook	3,082	2,828
iGaming	2,277	2,009
Other	129	136
Stakes (amounts in $ millions)	$9,344	$9,318
Sportsbook net revenue margin	13.0%	11.8%
1.Total UKI AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the UKI division level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the UKI division level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the UKI segment for the interim periods indicated.

	Nine months ended September 30,
(Amounts in $ millions, except percentages)	2024	2023
UKI
Sportsbook	$1,218	$1,103
iGaming	$1,283	$1,009
Other	$134	$132
Total UKI revenue	$2,635	$2,244
Adjusted EBITDA	$798	$639
Adjusted EBITDA Margin	30.3%	28.5%
Total revenue for our UKI segment increased by 17% to $2,635 million for the nine months ended September 30, 2024 from $2,244 million for the nine months ended September 30, 2023. AMPs increased by 7% to 4.2 million for the nine months ended September 30, 2024 from 3.9 million for the nine months ended September 30, 2023, largely benefitted from the Euros and strong iGaming AMP growth.
Sportsbook revenue increased by 10% to $1,218 million for the nine months ended September 30, 2024 from $1,103 million for the nine months ended September 30, 2023, mainly due to the Euros and an increase in net revenue margin of 120 basis points period on period to 13.0%. This was driven by the continued expansion of our expected net revenue margin due to greater adoption of higher margin same game parlay bet types. We also benefited from 70 basis points of favorable sports results period on period (sports results for the nine months ended September 30, 2024: 90 basis points favorable; for the nine months ended September 30, 2023: 20 basis points favorable). Sports results were particularly favorable during the Euros.
iGaming revenue increased by 27%, to $1,283 million for the nine months ended September 30, 2024, from $1,009 million for the nine months ended September 30, 2023, driven by AMP growth of 13% through consistent delivery of product improvements which drove strong cross-sell rates.
Other revenue increased by 2%, to $134 million for the nine months ended September 30, 2024 from $132 million for the nine months ended September 30, 2023 driven by the Betfair Exchange.
Adjusted EBITDA for UKI was $798 million for the nine months ended September 30, 2024, a $159 million increase from $639 million for the nine months ended September 30, 2023. Adjusted EBITDA Margin increased by 180 basis points to 30.3%. The improvements were driven by (i) increase in revenue as a result of the factors above; and (ii) operating leverage, particularly in sales and marketing expenses and general and administrative expenses.
International
The following table presents a summary of our operational metrics for the International segment for the interim periods indicated.

	Nine months ended September 30,
AMPs (Amounts in thousands)	2024	2023
Total International AMPs [1]	4,807	4,026
International AMPs by Product Category [1]
Sportsbook	1,010	879
iGaming	3,544	3,057
Other	858	674
Stakes (amounts in $ millions)	$4,463	$3,541
Sportsbook net revenue margin	11.6%	12.9%
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

The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the International segment for the interim periods indicated.

	Nine months ended September 30,
(Amounts in $ millions, except percentages)	2024	2023
International
Sportsbook	$517	$457
iGaming	$1,763	$1,624
Other	$105	$84
Total International revenue	$2,385	$2,165
Adjusted EBITDA	$481	$413
Adjusted EBITDA Margin	20.2%	19.1%

Total revenue for our International segment increased by 10% to $2,385 million for the nine months ended September 30, 2024 from $2,165 million for the nine months ended September 30, 2023, reflecting a 19% increase in AMPs. Revenue in our “Consolidate and Invest” markets grew 14% reflecting (i) the acquisition of MaxBet in January 2024 which contributed $150 million in revenue during the nine months ended September 30, 2024 and, (ii) the revenue growth in Italy (+7%), Turkey (+5%), Georgia (+15%), Armenia (+13%), Spain (+9%) and Brazil (+4%). This growth helped to mitigate the revenue decline in India (-17%) due to the impact of tax changes introduced in October 2023.
Sportsbook revenue increased by 13% to $517 million for the nine months ended September 30, 2024 from $457 million for the nine months ended September 30, 2023. This was mainly due to stakes increasing by 26% to $4,463 million including the benefit of the Euros, which was partly offset by the decrease in sportsbook net revenue margin of 130 basis points to 11.6%. The unfavorable sports results during the nine months ended September 30, 2024, primarily in Sisal, led to a 100 basis point unfavorable impact from sports results period on period (nine months ended September 30, 2024: 40 basis points unfavorable impact; nine months ended September 30, 2023: 60 basis points favorable impact).
iGaming revenue increased by 9% to $1,763 million for the nine months ended September 30, 2024 from $1,624 million for the nine months ended September 30, 2023, with the addition of MaxBet and strong AMP growth.
Other revenue for the nine months ended September 30, 2024 increased by 25% driven by the new concession in Morocco and Betfair Exchange.
Adjusted EBITDA for International was $481 million for the nine months ended September 30, 2024, a $68 million increase from $413 million for the nine months ended September 30, 2023, and Adjusted EBITDA Margin increased by 110 basis points to 20.2% for the nine months ended September 30, 2024. These increases were primarily driven by (i) the increase in revenue as a result of the factors above; (ii) cost savings from the closure of FOX Bet in August 2023 and the optimization of the PokerStars business model; and (iii) a one-off credit of $18 million from a historic legal case.
Australia
The following table presents a summary of our operational metrics for the Australia segment for the interim periods indicated.

	Nine months ended September 30,
AMPs (Amounts in thousands)	2024	2023
Total Australia AMPs [1]	1,129	1,085
Stakes (amounts in $ millions)	$7,956	$9,030
Sportsbook net revenue margin	13.2%	11.9%
1.See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the Australia segment for the interim periods indicated.

	Nine months ended September 30,
(Amounts in $ millions, except percentages)	2024	2023
Australia
Sportsbook	$1,049	$1,072
Total Australia revenue	$1,049	$1,072
Adjusted EBITDA	$229	$256
Adjusted EBITDA Margin	21.8%	23.9%
Australia revenue decreased by 2% to $1,049 million for the nine months ended September 30, 2024 from $1,072 million for the nine months ended September 30, 2023, with AMPs increasing by 4%, to 1.1 million in the period, due to strong engagement on key sports events including the Rugby League State of Origin games during the nine months ended September 30, 2024. The decrease in sportsbook revenue was driven by a 12% decrease in amounts staked to $7,956 million in for the nine months ended September 30, 2024, due to continued softer racing market environment, in line with expectations, compared to the nine months ended September 30, 2023. This was partly offset by that the sportsbook net revenue margin increased by 130 basis points to 13.2% in the nine months ended September 30, 2024 primarily driven by a continued expansion in our structural revenue margin and favorable sports results (nine months ended September 30, 2024: 90 basis points favorable impact; nine months ended September 30, 2023: nil basis points impact).
Adjusted EBITDA for Australia was $229 million for the nine months ended September 30, 2024, a 11% decrease from $256 million for the nine months ended September 30, 2023. Adjusted EBITDA Margin decreased 210 basis points to 21.8%. The period-on-period movement reflected the decrease in revenue as a result of the factors above.
Supplemental Disclosure of Non-GAAP Measures
Adjusted EBITDA is defined on a Group basis as income (loss) before income taxes; other expense, net; interest expense, net; depreciation and amortization; transaction fees and associated costs; restructuring and integration costs; impairment of property and equipment and intangible assets, and share-based compensation charge. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.
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
In presenting Adjusted EBITDA and Adjusted EBITDA Margin, the Group excludes certain items as explained below:
•Transaction fees and associated costs and restructuring and integration costs, which include charges for discrete projects or transactions that significantly change our operations, are excluded because they are not part of the ongoing operations of our business, which includes normal levels of reinvestment in the business.
•Other expense, net is excluded because it is not indicative of our core operating performance.

•Share-based compensation expense is excluded as this could vary widely among companies due to different plans in place resulting in companies using share-based compensation awards differently, both in type and quantity of awards granted.
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
Adjusted EBITDA and Adjusted EBITDA Margin have further limitations as an analytical tool. Some of these limitations are:
•they do not reflect the Group’s cash expenditures or future requirements for capital expenditure or contractual commitments;
•they do not reflect changes in, or cash requirements for, the Group’s working capital needs;
•they do not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on the Group’s debt;
•they do not reflect shared-based compensation expense, which is primarily a non-cash charge that is part of our employee compensation;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA do not reflect any cash requirements for such replacements;
•they are not adjusted for all non-cash income or expense items that are reflected in the Group’s statements of cash flows; and
•the further adjustments made in calculating Adjusted EBITDA are those that management consider not to be representative of the underlying operations of the Group and therefore are subjective in nature.
The following table reconciles net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA and Adjusted EBITDA Margin for the fiscal quarters presented:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in $ millions, except percentages)	2024	2023	2024	2023
Net income (loss)	(114)	(262)	6	(309)
Add back:
Income taxes	(16)	(11)	52	34
Other expense, net	122	44	207	79
Interest expense, net	105	92	325	266
Depreciation and amortization	258	316	827	917
Share-based compensation expense	53	25	153	135
Transaction fees and associated costs [1]	—	26	45	46
Restructuring and integration costs [2]	42	28	87	75
Adjusted EBITDA	$450	$258	$1,702	$1,243
Revenue	$3,248	$2,558	$10,256	$8,477
Adjusted EBITDA Margin	13.9%	10.1%	16.6%	14.7%

1.Comprises advisory fees related to implementation of internal controls, information system changes and other strategic advisory related to the change in the primary listing of the Group for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2024 transaction fees and associated costs comprised advisory fees related to the proposed listing of Flutter’s ordinary shares in the U.S..
2.During the three and nine months ended September 30, 2024, costs of $42 million and $87 million (three and nine months ended September 30, 2023: $28 million and $75 million) primarily relate to various restructuring and other strategic initiatives to drive synergies. The programs are expected to run until 2027. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. It also includes business process re-engineering cost, planning and design of target operating models for the Group's enabling functions and discovery and planning related to the Group's anticipated migration to a new enterprise resource planning system. The costs primarily include severance expenses, advisory fees and temporary staffing cost.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and borrowings from various financial institutions and debt investors. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service our long-term debt, our obligations under our operating leases, and to repurchase our ordinary shares subject to economic and market conditions and our capital requirements, and otherwise as described below under “—Other Purchase Obligations.” We believe we have the ability and sufficient capacity to meet these cash requirements in the short term and long term by using available cash, internally generated funds and borrowings under the Group’s £1 billion committed revolving credit facility. As of September 30, 2024, we had $1,483 million of cash and cash equivalents available for corporate use.
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

Amended and Restated Commitment Letter
On October 23, 2024, the Group entered into an amended and restated commitment letter originally dated September 12, 2024 with certain banks to obtain binding commitments in respect of a senior secured first lien term loan comprising an aggregate Euro principal of €2.5 billion (the “Facility”) to fund, among others, the strategic acquisition of Snaitech S.p.A which was announced by the Group in September 2024. If implemented, the Facility will (i) mature 12 months from first utilization of the Facility, subject to an extension option of six months which can be exercised twice and (ii) bear interest at a per annum rate equal to EURIBOR (provided that in no event shall EURIBOR be less than 0.00%) plus an applicable margin equal to 1.25% per annum, subject to an increase of 0.20% per annum on the last day of each fiscal quarter, commencing with the second complete quarter following first utilization of the Facility. The increase shall be 0.40% per annum instead of 0.20% per annum from the date being twelve calendar months after first utilization of the Facility. The other terms of Facility will be on substantially similar terms to that of the Credit Agreement dated as of November 24, 2023 between, among others, certain members of the Group and the lenders named therein.
Long-term Debt
As of September 30, 2024, we had an aggregate principal amount of long-term debt of $7 billion, with $39 million due within 12 months. In addition we are obligated to make periodic interest payments at variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of September 30, 2024, our total interest obligation on long-term debt totaled $445 million payable within 12 months net of hedging. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. Excluded from these amounts are other costs related to indebtedness.
Leases
We have lease arrangements primarily for offices, retail stores and data centers. As of September 30, 2024, the Group had operating lease obligations of $567 million with $130 million payable within 12 months.
Share Repurchase Programs
On September 25, 2024, our Board authorized a share repurchase program (the “2024 Share Repurchase Program”) of up to $5 billion of our ordinary shares, over the next three to four years. No repurchase had been made as of September 30, 2024. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and our capital requirements. We may from time to time in the future repurchase shares on the open market on a case by case basis or on a non-discretionary basis pursuant to a plan or in any other manner designed to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, through block trades, in privately negotiated transactions, by effecting a tender offer, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing.
We intend to enter into 10b5-1 plan with a broker to effect repurchases of up to an aggregate of $350 million ordinary shares during the period from November 14, 2024 through March 31, 2025. A further announcement will be made in due course.
Other Purchase Obligations
As of September 30, 2024, material cash requirements from known contractual and other obligations relating to sponsorship agreements, marketing agreements and media agreements aggregated $3,109 million, with $417 million payable in the remainder of 2024. Capital expenditure commitments contracted for but not yet incurred as of September 30, 2024, was $52 million.
Cash Flow Information
The following table summarizes our condensed consolidated cash flow information for the periods presented:

	Nine months ended September 30,
($ in millions)	2024	2023
Net cash provided by / (used in):
Operating activities	$950	$546
Investing activities	$(647)	$(383)
Financing activities	$(244)	$(409)

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023:
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2024, increased by $404 million, to $950 million compared to $546 million cash provided by operating activities for the nine months ended September 30, 2023.
The improvement in our cash flows from operating activities was primarily driven by (i) an improvement in our operating profit, (ii) a cash inflow of $97 million from player deposits in the nine months ended September 30, 2024 versus a cash outflow of $406 million in the nine months ended September 30, 2023 driven largely by a payment of lottery winnings by Sisal in the nine months ended September 30, 2023 which was at a high point as of December 31, 2022, due to the rollover of the lottery jackpot, (iii) income tax payments of $178 million in the nine months ended September 30, 2024 compared to $209 million in the nine months ended September 30, 2023 offset by (iv) a payment of $213 million on settlement of derivatives during the nine months ended September 30, 2024 compared with a receipt of $215 million on maturity of derivatives during the nine months ended September 30, 2023 and (v) an increase in cash outflow on accounts payable due to a decrease in the time lag between receipt of invoices and payments, and a decrease in cash inflow on accounts receivable. In the nine months ended September 30, 2023 there was an improvement in the time lag between invoicing of accounts receivable and collection.
Investing Activities
Net cash used in investing activities increased by $264 million, or 69%, for the nine months ended September 30, 2024, to $647 million compared to $383 million for the nine months ended September 30, 2023, primarily driven by cash payments of purchase consideration, net of cash acquired, for acquiring MaxBet and BeyondPlay and an increase in capital expenditure.
Financing Activities
For the nine months ended September 30, 2024, net cash used in financing activities was $244 million compared to net cash used in financing activities of $409 million for the nine months ended September 30, 2023. The decrease was primarily driven by repurchase of ordinary shares and acquisition of non-controlling interest in the nine months ended September 30, 2023, and an increase in proceeds from issue of ordinary shares upon exercise of options in the nine months ended September 30, 2024 offset by an increase in net repayment of long-term debt and dividends distributed to non-controlling interests in the nine months ended September 30, 2024.
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
Fox Option liability
During the nine months ended September 30, 2024, there were no changes to the fair value measurement approach for the Fox Option as discussed in the 2023 Annual Report. For the input of subjective assumptions used in the option pricing model, please see Note 15 “Fair Value Measurements” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.

Changes in assumptions, each in isolation, may change the fair value of the Fox Option liability. Generally, a decrease in the equity value of the investor units, volatility and the probability of FOX getting licensed and an increase in DLOM and DLOC may result in a decrease in the fair value of the Fox Option. Due to the inherent uncertainty of determining the fair value of the Fox Option liability, the fair value of the Fox Option liability may fluctuate from period to period. Additionally, the fair value of the Fox Option liability may differ significantly from the value that would have been used had a readily available market existed for FanDuel. In addition, changes in the market environment and other events that may occur over the life of the Fox Option may cause the losses ultimately realized on the Fox Option to be different than the unrealized losses reflected in the valuations currently assigned. The range in fair value as of September 30, 2024, is $113 million to $2,217 million, assuming a 10% increase/decrease in the equity value of the investor units and using the upper and lower end of the ranges of volatility, DLOC and DLOM, as disclosed in Note 15 “Fair Value Measurements” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
There have been no significant changes in our exposure to market risk during the nine months ended September 30, 2024. Refer to Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the 2023 Annual Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the material weakness in our internal control over financial reporting as previously identified in our 2023 Annual Report that were not remediated as of September 30, 2024.
In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Remediation of Material Weaknesses
We continue to implement our remediation plans that address the material weaknesses in our internal controls over financial reporting as previously discussed in Part II, Item 9A of our 2023 Annual Report. The remaining remediation work involves (i) ensuring full segregation of duties, (ii) training of finance and technology colleagues to ensure they fully understand their responsibilities regarding the performance and evidencing of key controls over financial reporting and the escalation of any issues or deficiencies in a timely manner, (iii) the re-designing of key controls and (iv) implementing processes to ensure our reporting is fully compliant with GAAP and SEC reporting requirements. It will also be necessary to further upgrade our processes over user access and change management for key systems that support financial reporting and to employ additional resources to ensure that the re-designed control environment can operate effectively and in a sustainable way. The implementation of our remediation measures will require validation and testing of the design and operating effectiveness of internal controls over a sustained period. We will not consider the material weaknesses remediated until our enhanced controls are operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively. In addition, we cannot ensure that the measures taken by us to date, and actions that we may take in the future, will be sufficient to remediate these deficiencies or that they will prevent or avoid potential future deficiencies.
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our 2023 Annual Report other than those listed in this section.
The risks described in our 2023 Annual Report and in our subsequently filed Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The amount and frequency of our share repurchases may fluctuate, and we cannot guarantee that we will purchase all of the shares under our share repurchase authorization, or that it will enhance long-term shareholder value. Share repurchases could also increase the volatility of the trading price of our ordinary shares and will diminish our cash reserves.
The amount, frequency, and execution of our share repurchases pursuant to our share repurchase authorization may fluctuate based on our operating results, cash flows, and priorities for the use of cash for other purposes. These other purposes include, but are not limited to, operational spending, capital spending, acquisitions, and repayment of long-term debt. Other factors, including changes in tax laws, could also impact our share repurchases. Although our Board of Directors has authorized share repurchases of up to $5 billion of our outstanding ordinary shares, the authorization does not obligate us to repurchase any ordinary shares.

We cannot guarantee that we will purchase all of the ordinary shares under our share repurchase authorization or that it will enhance long-term shareholder value. The repurchase authorization could affect the trading price of our ordinary share and increase volatility, and any announcement of a pause in, or termination of, this program may result in a decrease in the trading price of our ordinary share. In addition, this program is a use of cash, which may reduce the availability of cash for other business purposes, including investments, acquisitions, dividends, or repayment of indebtedness.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, neither the Company nor any of its directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

101.1
The following information from Flutter Entertainment plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023; (ii) Unaudited Condensed Consolidated Statement of Comprehensive (Loss)/Income for the three and nine months ended September 30, 2024 and 2023; (iii) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity and Redeemable Non-Controlling Interests for the three and nine months ended September 30, 2024 and 2023; (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 and 2023; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101.1).

*Filed herewith.
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

Date: November 12, 2024

Flutter Entertainment plc

	By:	/s/ Peter Jackson
	Name:	Peter Jackson
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Rob Coldrake
	Name:	Rob Coldrake
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)