Form 10-K
period 2024-12-31
Flutter Entertainment plc
filed 2025-03-04
CIK 1635327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37403
________________
Flutter Entertainment plc
(Exact name of registrant as specified in its charter)
________________

Ireland	98-1782229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

300 Park Ave South, New York, New York	10010
(Address of principal executive offices)	(Zip Code)
(646) 930-0950
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Ordinary Shares, nominal value of €0.09 per share	FLUT	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the ordinary shares of the registrant held by non-affiliates of the registrant was: $32.38 billion.
As of February 20, 2025, the number of ordinary shares outstanding of Flutter Entertainment plc was 177,470,787.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

EXPLANATORY NOTE
Flutter Entertainment plc is a public limited company incorporated under the laws of Ireland.
We have included in this Form 10-K the Group’s audited consolidated financial statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022. The Group’s audited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We end our fiscal year on December 31. The audited consolidated financial statements included herein, which have been prepared in accordance with GAAP, do not constitute statutory financial statements for the purposes of the Companies Act 2014 of Ireland (the “Irish Companies Act”). Our statutory financial statements for fiscal 2023 and fiscal 2022, upon which our independent auditors have expressed an unqualified opinion, have been previously delivered to the Registrar of Companies of Ireland (the “Registrar of Companies”) and, in the case of the 2024 financial statements, which are not yet published, are expected to be delivered to the Registrar of Companies within 56 days of our annual return date in 2025.
CERTAIN TERMS
Unless otherwise specified or the context otherwise requires, the terms “Flutter,” the “Company,” the “Group,” “we,” “us” and “our” each refer to Flutter Entertainment plc and its subsidiaries. References to fiscal 2024, fiscal 2023 and fiscal 2022 refer to the years ended December 31, 2024, 2023 and 2022, respectively.
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
•Economic downturns and political and market conditions beyond our control, including inflation and a reduction in consumer discretionary spending, could adversely affect our business, financial condition and results of operations.
•Our business is exposed to competitive pressures given the competition in online betting and iGaming.
•We may fail to retain existing customers for our betting and iGaming offerings or add new customers or customers could decrease their level of engagement with our betting and iGaming offerings.

•Our growth prospects may suffer if we are unable to develop successful product offerings or if we fail to pursue additional product offerings. In addition, if we fail to make the right investment decisions in our product offerings and technology, we may not attract and retain customers and our revenue and results of operations may decline.
•Participation in the sports betting industry exposes us to trading, liability management and pricing risk. We may experience lower-than-expected profitability and potentially significant losses as a result of a failure to determine accurately the odds in relation to any particular event and/or any failure of our sports risk management processes.
•The success of certain of our products, including poker, exchange and daily fantasy sports (“DFS”), depends upon maintaining liquidity.
•Uncertainty as to the legality of online betting and iGaming or adverse public sentiment towards online betting and iGaming may deter third-party suppliers from dealing with us.
•Failure to attract, retain and motivate key employees may adversely affect our ability to compete, and the loss of key personnel could have a material adverse effect on our business, financial condition and results of operations.
•We are highly dependent on the development and operation of our sophisticated and proprietary technology and advanced information systems, and we could suffer failures, interruptions or disruptions to such systems or related development projects and/or we could fail to effectively adopt and implement new technologies and systems required for our business to remain competitive.
•Security breaches, unauthorized access to or disclosure of our data or customer data, cyber-attacks on our systems or other cyber incidents could compromise sensitive information related to our business (including personal data processed by us or on our behalf) and expose us to liability, which could harm our reputation and materially and adversely affect our business, financial conditions and results of operations.
•We are subject to a number of risks related to credit card payments, including data security breaches and fraud that we or third parties experience, and additional regulation, any of which could materially and adversely affect our business, financial condition and results of operations.
•The increasing application of and any significant failure to comply with applicable data protection, privacy and digital services laws may have a material adverse effect on us.
•We depend on third-party providers and other suppliers for a number of products (including data and content) and services that are important to our business. An interruption, cessation or material change of the terms for the provision of an important product or service supplied by any third party could have a material adverse effect on our business, financial condition and results of operations.
•Adverse changes to the regulation of online betting and iGaming, or their interpretation by regulators, could have a material adverse effect on our business, financial condition and results of operations.
•The approach to regulation and the legality of online betting and iGaming varies from jurisdiction to jurisdiction, and is subject to uncertainties.
•The successful execution of our growth strategy, particularly with respect to our U.S. business, which is critical to our long-term ambitions, will depend on successfully expanding our provision of online betting and iGaming services into certain new and existing jurisdictions and markets where the regulatory status of the provision of such services has been clarified or liberalized.
•Adverse changes to the taxation of betting and gaming or the imposition of statutory levies or other duties or charges could have a material adverse effect on our business, financial condition and results of operations.
•Risk of disproportionate liability following changes in taxation law relating to our operations.
•We are exposed to foreign exchange rate risk with respect to the translation of foreign currency denominated balance sheet amounts and to the risk of interest rate fluctuations.
•We depend on the ongoing support of payment processors and international multi-currency transfer systems.
•Fulfilling our financial reporting and other regulatory obligations as a U.S. public company is expensive and time consuming, and these activities may strain our resources.

•We have identified deficiencies in our internal control over financial reporting that constitute “material weaknesses” as defined in Regulation S-X. If we are unable to remediate these deficiencies, or if we identify material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting to the standards required by U.S. securities laws, we may not be able to accurately report our financial condition or results of operations or prevent fraud.
•U.S. investors may have difficulty enforcing judgments against us, our directors and officers.

PART I
Item 1.            Business
Company Information
The Company’s legal name is Flutter Entertainment plc. The Company was originally incorporated and registered in Ireland as a private limited company on April 8, 1958, under the name Corcoran’s Management Limited with the registration number 16956. The Company, which would later operate under the name Paddy Power plc, was then formed in 1988 through the merger of three independent bookmakers, including Corcoran’s Management Limited. The Company re-registered as a public limited company on November 15, 2000, and, in December 2000, it listed on the Irish Stock Exchange and the London Stock Exchange (“LSE”). The Company merged with Betfair Group plc on February 2, 2016, and changed its name to Paddy Power Betfair plc. The Company then changed its name to Flutter Entertainment plc on May 28, 2019. On January 29, 2024, the Company completed its registration process with the United States Securities and Exchange Commission (“SEC”), and listed on the New York Stock Exchange (“NYSE”) for public trading. Since listing on the NYSE, the Company has maintained its status on the LSE and delisted from the Irish Stock Exchange. On May 31, 2024, the Company moved its primary listing to the NYSE following the approval of shareholders at the Company’s Annual General Meeting held on May 1, 2024.
The Company's global operational headquarters is 300 Park Avenue South, New York, New York 10010, United States. The Company’s registered office is: Belfield Office Park, Beech Hill Road, Clonskeagh, Dublin 4, D04 V972, Ireland. The Company’s website is www.flutter.com. The information on, or accessible from, our website is not part of, nor incorporated by reference into, this Annual Report. We make available free of charge, on or through the “Investors” section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing these reports with the SEC. The SEC maintains a website at http://www.sec.gov that contains our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.
We use our website (www.flutter.com) and at times our corporate X account (@FlutterEnt) and LinkedIn (https://www.linkedin.com/company/flutter-entertainment/) as well as other social media channels to distribute company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K.
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
The Group consists of a diverse portfolio of leading recreational brands and products with a broad international reach. We operate some of the world’s most distinctive online sports betting and iGaming brands which offer our principal product categories of sportsbook, iGaming and other products (exchange betting, pari-mutuel wagering and daily fantasy sports (“DFS”)).
These products are offered by FanDuel (sportsbook, iGaming and other products in our United States (“U.S.”) division), Sky Betting & Gaming (sportsbook and iGaming products), Sportsbet (sportsbook products), PokerStars (iGaming products), Paddy Power (sportsbook and iGaming products), Sisal1 (sportsbook and iGaming products ), tombola (iGaming products), Betfair (sportsbook, iGaming and other products), TVG (other products), Junglee Games (iGaming and other products) and Adjarabet (iGaming products). In January 2024, we acquired a 51% controlling stake in MaxBet, a leading omni-channel sports betting and gaming operator in Serbia, which offers sportsbook and iGaming products and is included in our International division from that date.
1    Sisal’s iGaming products include retail and online lottery products. See “—Our Products—iGaming” below for additional information.

In September 2024, we announced two strategic acquisitions. First, the acquisition of a 56% interest in NSX Group, a leading Brazilian operator of the Betnacional brand for cash consideration of approximately $320 million (Brazilian Real 1,981 million). The transaction is subject to customary completion accounts adjustments with a redemption mechanism in the form of call and put options which allows us to acquire the remaining interest in year five and year ten following the completion date. Second, the acquisition of 100% of Snaitech S.p.A., one of Italy’s leading omni-channel operators for a cash consideration of $2.4 billion (€2.3 billion) subject to completion accounts adjustments. We expect these acquisitions to be completed in 2025 subject to customary closing conditions. We believe that both acquisitions fully align with our strategy to invest in leadership positions in international markets and will expand our reach in the attractive markets of Brazil and Italy.
We are the industry leader by size with 13.9 million Average Monthly Players (“AMPs”) and $14,048 million of revenue globally for fiscal 2024. AMPs refers to the average over the applicable reporting period of the total number of players who have placed and/or wagered a stake and/or contributed to rake (i.e., the commission we take for operating or hosting a game) or tournament fees during the month. This measure does not include individuals who have only used new player or player retention incentives, and this measure is for online players only and excludes retail player activity. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational Metrics” for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
We operate a divisional management and operating structure across our geographic markets. Each division has an empowered management team responsible for maintaining the momentum and growth in its respective geographic markets. For fiscal 2024, our divisions were: (i) U.S., (ii) UK and Ireland (“UKI”), (iii) International and (iv) Australia, which aligned with our four reportable segments. In the first quarter of 2025, the Company updated its internal reporting, including the information provided to the chief operating decision maker to assess segment performance and allocate resources, and, as a result, will update its reportable segments in its quarterly report on Form 10-Q for the period ending March 31, 2025. Following these changes, the Company will have two reportable segments: U.S. and International, (which will include what was formerly our UKI, International and Australia segments). This change in reportable segments further aligns the Group with the growth of the US segment.
Our Products
Our principal products include sportsbook, iGaming and other products, such as exchange betting, pari-mutuel wagering and DFS. For fiscal 2024, 56% of our revenue was derived from sportsbook, 40% of our revenue was derived from iGaming, and 4% of our revenue was derived from other products, while 91% of our revenue at the Group level was generated from our online businesses. Our online operations are complemented by 1,150 retail shops, mainly in the United Kingdom, Ireland, Italy and Serbia. In each market, we typically offer sports betting, iGaming, or both, depending on the regulatory conditions of that market.
For a discussion of the significant new products that we have introduced recently, and the status of publicly announced new products, see “—Research and Development” below.
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
Our Geographic Divisions
As of December 31, 2024, we offered our products in over 100 countries and had 13.9 million AMPs globally. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational Metrics” for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data. For fiscal 2024, our U.S. division constituted 41% of our revenue, our UKI division constituted 26% of our revenue, our International division constituted 23% of our revenue and our Australian division constituted 10% of our revenue. As mentioned above, in the first quarter of 2025, the Company updated its internal reporting, including the information provided to the CODM to assess segment performance and allocate resources, and, as a result, will update its reportable segments in its quarterly report on Form 10-Q for the period ending March 31, 2025. Following these changes, the Company will have two reportable segments: U.S. and International (which will include what was our UKI, International and Australia segments).
United States
Our U.S. division offers sports betting, casino, DFS and horse racing wagering products to players across various states in the United States, mainly online but with sports betting services also provided through a small number of retail outlets, and certain online products in the province of Ontario in Canada.
The U.S. division is our fastest growing and our largest division, constituting $5,798 million (or 41%) of our revenue for fiscal 2024. For the year ended December 31, 2024, we had an approximately 44% share of the online sports betting market in the states where FanDuel sportsbook was live and an approximately 25% share of the iGaming market in states where FanDuel casino was live.
For 2024, the U.S. division consisted of: the FanDuel and TVG brands. As of December 31, 2024, our FanDuel online sportsbook was available in 23 states, our FanDuel online casino was available in 5 states, our FanDuel paid DFS offering was available in 44 states, our FanDuel or TVG online horse racing wagering product was available in 32 states and our FanDuel free-to-play products were available in all 50 states.

United Kingdom and Ireland
In the United Kingdom and Ireland, we offer sports betting (sportsbook), iGaming products (games, casino, bingo and poker) and other products (exchange betting) through our Sky Betting & Gaming, Paddy Power, Betfair and tombola brands. Although our UKI brands mostly operate online, this division also includes our 563 Paddy Power betting shops in the United Kingdom and Ireland as of December 31, 2024. Our UKI division constituted $3,598 million (or 26%) of our revenue for fiscal 2024.
International
Our International division operates in over 100 global markets and offers sports betting, casino, poker, rummy and lottery, mainly online.

Sisal, the leading iGaming operator in Italy, is the largest brand in the International division following its acquisition in August 2022. The International division also includes PokerStars, Betfair International, Adjarabet, Junglee Games and most recently MaxBet.
In January 2024, we acquired an initial 51% controlling stake in MaxBet, a leading omni-channel sports betting and gaming operator in Serbia for a cash consideration of $143 million (€131 million). The share purchase agreement includes call and put options to acquire the remaining 49% stake in 2029. We plan to continue to diversify internationally and take our online offering into regulated markets with a strong gambling culture and a competitive tax framework under which we believe we have the ability to offer a broad betting and iGaming product range.
In addition, effective January 1, 2024, subsequent to our decision to close the sports betting platform FOX Bet, we reorganized how the PokerStars (U.S.) business is managed which resulted in a change in operating segment composition. From January 1, 2024, PokerStars (U.S.) is included in the International segment as opposed to the U.S. segment.
Our International division constituted $3,257 million (or 23%) of our revenue for fiscal 2024.
Australia
In Australia, we offer online sports betting products through our Sportsbet brand, which operates exclusively in Australia and offers a wide range of betting products and experiences across local and global horse racing, sports, entertainment and major events. Our Australia division constituted $1,395 million (or 10%) of our revenue for fiscal 2024.
The information below summarizes revenue by geographical market for the years ended December 31, 2024, 2023, and 2022:

	Year ended December 31,
($ in millions)	2024	2023	2022
U.S.	$5,729	$4,391	$3,176
U.K.	3,279	2,740	2,397
Ireland	304	305	283
Australia	1,397	1,447	1,558
Italy	1,484	1,352	690
Rest of the world	1,855	1,555	1,359
Total revenue	$14,048	$11,790	$9,463

The information below summarizes long-lived assets by geographical market as of December 31, 2024 and 2023:

	Year ended December 31,
($ in millions)	2024	2023
U.S.	$123	$126
U.K.	99	82
Ireland	70	58
Australia	9	8
Italy	93	110
Rest of the world	99	87
Long-lived assets	$493	$471
Seasonality
Our product offerings are subject to a largely predictable degree of seasonality, although the seasonality of each of these products does differ, thereby reducing the effect on an aggregate basis. In particular, a majority of our current U.S. sports betting and DFS revenue is and will continue to be generated from bets placed on, or contests relating to, the NFL, the NBA, MLB and the NCAA, each of which has its own respective off-seasons, which may cause decreases in our future revenues during such periods. The schedule of significant sporting events that do not occur annually, such as the FIFA World Cup, the UEFA European Football Championship and/or marquee boxing matches, affect the volumes of bets collected over the course of that period. Our sportsbook revenue is driven by a combination of the timing of sporting and other events and the results of our operations are derived from those events. While our iGaming revenue also benefits from activity around sporting events, it is less dependent on the sporting calendar. The overall effect of any individual sporting event is small due to the number of sporting events that take place in any given year and the diversity of our revenue source. See “Item 1A. Risk Factors—Risks Relating to Our Business and Industry—Aspects of our business will depend on the live broadcasting and scheduling of major sporting events.”
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
We also rely on successful cross-promotion across our product offerings and consequently have developed ways to minimize friction between our offerings. For example, our FanDuel Sportsbook app features an embedded iGaming offering in states where iGaming is permissible so players can play a subset of casino games without leaving the sportsbook app. Aside from traditional marketing channels, we also enter into select media, sports and entertainment partnerships that support and accelerate our long-term strategic initiatives. Where possible, we will enter into exclusive relationships to further align interests. We have also historically partnered with athletes and celebrities that share our values in order to promote our brand. For example, in the United States, we have strategically partnered with some of the leading news, sports and entertainment companies, including CBS, Fox Sports, and The Ringer. Additionally, we have ongoing commercial relationships with Sky, which allow us to use the Sky (e.g., Sky Betting and Gaming) brands and integrate with Sky’s commercial and advertising platforms pursuant to several contractual agreements.

Furthermore, in the United States, we are: (i) an official sports betting partner, official sportsbook, official one-day fantasy partner, official one-day fantasy game, and official marketing partner and authorized gaming operator of the NBA; (ii) an official sponsor/partner, official sportsbook sponsor/partner, official sports betting sponsor/partner and official free to play sponsor/partner of the NFL; (iii) an official sports betting sponsor/partner of MLB; (iv) an official sports betting/wagering partner, official daily fantasy game, official daily fantasy hockey game, official daily fantasy partner, official fantasy partner and official partner of the NHL; (v) an official sportsbook, official daily fantasy partner, official marketing partner, official partner and authorized gaming operator of the WNBA; (vi) an official betting operator of the PGA TOUR; (vii) an official sports betting partner of TGL; (viii) an authorized gaming operator of NASCAR; (ix) an authorized gaming operator of MLS; (x) an official sportsbook partner of the Professional Women’s Hockey League (PWHL); and (xi) an official partner of the Women's Lacrosse League. We also have partnerships with 26 professional teams across these and other leagues. The nature of these partnerships varies; however, each of these relationships amplifies our brand and helps us acquire and retain customers more efficiently by, for example, allowing us to open a retail sportsbook location in their arena, prominently displaying our brand on signs throughout their arena, advertising our products across their television, digital media and radio outlets and giving us access to their customer relationship databases for our marketing purposes.
In fiscal 2024, we spent $3,205 million in sales and marketing across our four geographic divisions to ensure that we have high levels of brand visibility throughout the year.
Research and Development
As a leading online betting and iGaming operator, our growth and competitive positioning is dependent on the implementation and execution of our technology strategy. We have a distinctive proprietary technology platform that is tailored to the needs of our business, which we have developed and refined through dedicated investments over more than 30 years. Our recent investments are focused on providing appealing product offerings to our customers, both in terms of the quality of the offerings and the user experience, and also with respect to data security and integrity across our offerings. In fiscal 2024, we invested $820 million in technology research and development. We dedicate nearly all of our research and development investments to our online sports betting and iGaming businesses, which seeks to provide broad market applications for product offerings derived from our technology. We expect to continue investing significantly in research and development in an effort to constantly improve customer experience, engagement and security. We believe that such investment in research and development enables us to react more quickly to changing customer needs and is central to our competitive positioning.
As of fiscal 2024, our global workforce consisted of approximately 7,700 technologists who support the introduction and development of new products, the creation of new betting markets, the improvement of the online customer experience and the development of better processes and systems. These support the five in-house gaming studios and global pricing and risk management functions which are continuously developing cutting-edge content for our customers. We believe that continued research and development will contribute to our future growth and profitability and ensure our position as market leader in the betting and iGaming industry.
During fiscal 2024, our global technology strategy enabled the following improvements and enhancements to our products around the world: FanDuel leveraged the Group’s technology, pricing and risk management capabilities to launch Same Game Parlay Live for the new NBA season, and to introduce animated scoreboards and a new player experience hub to drive a more immersive live experience and enhance player narrative themes for the NFL season. FanDuel's improvements to pricing and risk management capabilities have also led to the development of in-house pricing for the WNBA and an expanded range of betting markets, increasing the adoption of the proprietary Same Game Parlay product. FanDuel is currently trialing the new “Your Way” product which could provide customers with almost limitless, customizable betting options in the future. FanDuel Casino also completed its migration to our proprietary technology platform while increasing access to popular exclusive titles.
In UKI, Sky Betting & Gaming launched QuickBuild, a more intuitive Same Game Parlay experience, while Paddy Power leveraged the Flutter Edge to launch Super Sub, allowing customers to swap a substitute player into a parlay bet, as well as launching its first branded live game show, Paddy’s Mansion Heist, our most successful live casino game launch ever. In International, Sisal became the first Italian operator to launch Same Game Parlay in June, expanded online casino content and released a new SuperEnalotto lottery app, while in India we successfully leveraged the Flutter Edge to launch Junglee Poker.

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
While much of the intellectual property we use is owned by us, we have obtained rights to use the intellectual property of third parties through licenses and service agreements with those third parties. Although we believe these licenses are sufficient for the operation of the Group, these licenses typically limit our use of the third parties’ intellectual property to specific uses and for specific time periods.
We rely on a combination of trade secret, copyright, trademark, patent and other intellectual property laws, as well as contractual provisions, to protect our intellectual property rights in our sports and iGaming product offerings and other proprietary technology. We actively seek patent protection covering certain inventions originating from us and, from time to time, review opportunities to acquire patents to the extent we believe such patents may be useful or relevant to our business. We also enter into confidentiality and intellectual property assignment agreements with our employees, contractors and other third parties. We typically own the trademarks under which our sports and iGaming product offerings and related services are marketed. In order to protect our brands and trademarks, we register our key trademarks in select jurisdictions in which we operate. Our key trademarks and domain names include, among others:
•Group: “FLUTTER ENTERTAINMENT”;
•U.S. division: “FanDuel,” “FanDuel Sportsbook,” “www.fanduel.com” and “www.tvg.com”;
•UKI division: “PADDY POWER,” “PADDY POWER BETFAIR,” “www.betfair.com,” “www.paddypower.com” and “www.paddypower.ie”;
•Australia division: “SPORTSBET” and “www.sportsbet.com.au”; and
•International division: “FLUTTER INTERNATIONAL,” “JUNGLEE GAMES,” “POKERSTARS,” “BETFAIR,” “SISAL,” “ADJARABET,” “MAXBET SLOT CLUB,” “www.pokerstars.com,” “www.betfair.com,” “www.sisal.it,” “www.jungleegames.com,” “www.maxbet.rs” and “www.adjarabet.com.”
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

Gaming laws are generally based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize country, state and local tax revenues, as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish stringent procedures to ensure that participants in the gaming industry meet certain standards of character and responsibility. Among other things, gaming laws require gaming industry participants to:
•ensure that unsuitable individuals and organizations have no role in gaming operations;
•establish procedures designed to prevent cheating and fraudulent practices;
•establish and maintain anti-money laundering practices and procedures;
•establish and maintain responsible accounting practices and procedures;
•maintain effective controls over their financial practices, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;
•maintain systems for reliable record keeping;
•file periodic reports with gaming regulators;
•establish programs to promote responsible gaming; and
•enforce minimum age requirements.
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
Additionally, we support the regulation of iGaming, including licensing and taxation regimes and pooled poker liquidity, which we believe promotes sustainable iGaming markets that are beneficial for consumers, governments and the citizens of the regulating jurisdiction. We strive to work with applicable government authorities and trade associations to develop regulations that we expect would protect consumers, encourage responsible betting and gaming, ensure reasonable levels of taxation, promote regulated gameplay and keep crime and the proceeds of crime out of gaming. We also strive to be among the first licensed operators to obtain betting and gaming licenses and provide iGaming to customers in newly regulated jurisdictions, in each case, to the extent it would be in the furtherance of our business goals and strategy and in compliance with our policies and procedures.
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

Flutter operates in multiple jurisdictions with various licensing obligations and cultural nuances. We have taken a principle-based approach to our safer gambling strategy (“Play Well”), which we launched in March 2021. Similar to our commercial strategy, each division has ownership of their safer gambling strategy (including policy and process) that aligns with their regulatory obligations and our Play Well principles. The Board Risk and Sustainability Committee holds specific meetings dedicated to safer gambling at regular intervals throughout the year. We also have a global Play Well working group who also meet regularly to share best practice and align on key strategic topics.
Additionally, global gaming regulations generally require operators to maintain reserves that cover outstanding liabilities. The specific liabilities and permissible forms of reserve vary from jurisdiction-to-jurisdiction state-to-state, but generally require coverage of one or more of player account balances, outstanding open wagers, pending withdrawals, and/or pending iGaming transactions (as applicable). Consistent with these regulatory requirements, the Company maintains cash reserves in segregated bank accounts for each jurisdiction where it operates sports wagering and/or iGaming to comply with the relevant regulatory obligations in respect of player liabilities. These cash reserves are reviewed each business day, and adjusted to reflect updated liabilities.
United States
In the United States, gambling is regulated at both state and federal levels and divided into three categories: retail sports betting, online sports betting and iGaming. In 2018, the U.S. Supreme Court overturned key gambling legislation, the Professional and Amateur Sports Protection Act (“PASPA”), which prohibited the expansion of sports betting nationwide, following New Jersey’s appeal. A number of states have since moved to legalize and regulate gambling and sports wagering at the state level. As of December 31, 2024, 35 states have legalized and regulated retail sports betting, 30 states have legalized and regulated online sports betting and 6 states have legalized and regulated iGaming.
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
The market access partnership agreements that we enter into with each of our partners provide us with a skin that allows us to offer our online sports betting and iGaming products in the state or province where such partner is licensed. We make variable payments to the majority of our market access partners, typically based on a percentage of our revenue generated in the market where we use such market access partner’s skins. Our market access partners include Boyd Gaming Corporation, one of the largest and most experienced gaming companies in the United States. As stated in Boyd Gaming Corporation’s annual report for the year ended December 31, 2024, Boyd Gaming Corporation operates 28 gaming entertainment properties across 10 states. Our partnership with Boyd Gaming Corporation brings together two of the largest and most geographically diversified companies in the U.S. gaming industry and provides us with first skin access (i.e., access to the online sports betting and iGaming market of a given state or province through the use of the first skin granted by a state to a land-based gaming entity with an existing license) for online sports betting in all jurisdictions where Boyd Gaming Corporation holds gaming licenses currently, with the exception of Nevada and California.

Sportsbook and iGaming
We operate FanDuel retail sportsbook locations in states that have authorized retail sports wagering in licensed brick-and-mortar facilities and offer our FanDuel iGaming and sportsbook products in states which have authorized iGaming or online sportsbook products, respectively. In both cases, we have obtained and maintain the requisite licenses. Our FanDuel sportsbook currently operates in Arizona, Colorado (online only), Connecticut, Illinois, Indiana, Iowa, Kansas, Kentucky (online only), Louisiana, Maryland, Massachusetts (online only), Michigan, Mississippi (retail only), New Jersey, New York, North Carolina (online only), Ohio, Pennsylvania, Tennessee (online only), Vermont (online only), Virginia (online only), Washington (retail only), Washington D.C., West Virginia and Wyoming (online only). We operate FanDuel iGaming in Connecticut, New Jersey, Pennsylvania, Michigan, West Virginia and Ontario in Canada. Our PokerStars iGaming product currently operates in Michigan, New Jersey, Pennsylvania and Ontario in Canada. We comply with each state’s requirements for offering our products, including utilizing appropriate procedures and technology to ensure that wagering on our PokerStars iGaming, FanDuel iGaming and FanDuel sportsbook products will only be accessible to eligible persons physically present in a state in which we or one of our subsidiaries is licensed to offer online sportsbook products.
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
Online Horse Racing Wagering
We also operate TVG, which operates two nationally distributed television networks, FanDuel TV and FanDuel Racing, the latter of which is devoted to the sport of horse racing. TVG also operates a state licensed and regulated pari-mutuel advance deposit wagering service under both the TVG and FanDuel Racing brands that facilitates pari-mutuel wagers on horse races from residents of 32 states. Advance deposit wagering (“ADW”) is conducted pursuant to the federal Interstate Horseracing Act of 1978, as amended (the “IHA”), and applicable state laws. TVG and FanDuel Racing’s ADW operation involves the facilitation and acceptance of wagers via the internet, and other electronic means from residents of states where the same is lawful, on the outcome of horse races conducted at racetracks in states where the operation of live racing and off-track pari-mutuel wagering on horse races is lawful. In the U.S., ADW is regulated at the state level by the licensure of ADW operators such as TVG/FanDuel Racing by a designated state agency. These regulatory authorities require ADW operators to submit to a licensing and suitability determination process which generally involves the submission of an application and review by the agency of the ADW operator’s corporate and financial information before permission is granted to operate. TVG/FanDuel Racing maintains the requisite licenses, consents, agreements and approvals to operate its ADW services pursuant to the IHA and applicable state law.

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
United Kingdom and Ireland
United Kingdom
Online betting and iGaming in Great Britain is regulated by the UK Gambling Act, pursuant to which the regulator, which is the Gambling Commission of Great Britain (“UKGC”), issues licenses, license conditions and codes of practice. According to the UK Gambling Act, a remote operating license is required for the provision of online betting and/or iGaming if at least one piece of remote gambling equipment used in the provision of gambling facilities is placed within Great Britain or if the gambling facilities provided are used or capable of being used there. In addition, the British regulatory regime requires remote gambling operators to source their software from suppliers licensed by the UKGC. We hold online and retail betting and online gaming operating licenses, as well as remote gambling supplier licenses, issued by the UKGC and the services that we offer to our customers in Great Britain are offered pursuant to these licenses.
The UK government conducted a review of the UK Gambling Act, which resulted the UK government publishing a white paper in April 2023 followed by a number of consultations. Two of those consultations have resulted in legislation changes: the implementation of a statutory levy on licensed operator revenue for the research, prevention and treatment of gambling harms with effect from April 2025 and, the introduction of maximum staking limits for online slot gaming products with effect from April 2025. Furthermore, after a period of consultation, on May 1, 2024 the UKGC amended its License Conditions and Codes of Practice to require some operators to participate in a pilot of financial risk assessments from August 30, 2024, until April 2025. The UKGC also added to the License Conditions and Codes of Practice a requirement that financial vulnerability checks take place at £150 net deposits in a rolling 30-day period from February 28, 2025, after an initial higher threshold of £500 net deposits in a rolling 30-day period from August 30, 2024 until February 27, 2025.
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

Republic of Ireland
The Irish general regulatory framework is partially regulated by way of the Betting Act, 1931 (the “Irish Betting Act”). The Irish Betting Act was amended in 2015 to include regulation for online bookmaking, which is regulated by the Irish Revenue Commissioners Office. Licenses for online bookmakers are required for operators servicing the Irish market by providing sports betting services. The nominated officers of license applicants must undergo personal licensure and hold a tax clearance certificate in addition to a certificate of personal fitness. With respect to online casino games, these are provided based on an online betting and gaming license which is widely referred to as a “dot.com” or “point of supply” license. These “dot.com” licenses differ in nature to “country” or “point of consumption” licenses, which are territory specific. “Dot.com” licenses enable the supply of online betting and iGaming to other jurisdictions, in accordance with those licenses’ regulations and under the governance of the relevant regulator and regulatory regime, based on the principle of internet legislation that deems the provision of an online product as provided where the operator is established and located. Ireland does not currently have a licensing regime for online casino, online lotteries or other iGaming undertaken on a commercial basis, although the Gambling Regulation Act, 2024 (“Irish Gambling Act”) will provide for the issuing of remote gaming licenses.
In October 2024, the Irish government enacted the Irish Gambling Act, which introduces major reform and consolidation of gambling laws in Ireland, including the creation of a Gambling Regulatory Authority of Ireland (“GRAI”), which will have broad powers to publish further guidance and codes of conduct. The Irish Gambling Act seeks to (1) modernize the licensing system; (2) introduce robust enforcement measures, including suspension and revocation of licenses, financial penalties (up to the greater of 10% of the licensee’s annual turnover or €20,000,000) and imprisonment; and (3) protect vulnerable persons, including children and those experiencing gambling addiction, through prohibiting licensees from accepting credit cards for the purposes of gambling and the creation of National Gambling Exclusion Register and Social Impact Fund. The legislation also introduces stake and win limits for remote gaming licenses issued under the Irish Gambling Act, with €10 stake limits applying to all games and win limits of €3,000 per game (€5,000 per week in the case of bingo). While the legislation has been enacted, it is yet to be formally commenced, and the new licensing framework is not yet in existence. The new licensing framework is expected to be commenced on a phased basis, with the issuing of licenses by the GRAI expected to take place in 2025 or 2026. For more information regarding the Irish Gambling Act and its potential impact on our business, see “Item 1A. Risk Factors—Risks Relating to Regulation, Licensing, Litigation and Taxation—Adverse changes to the regulation of online betting and iGaming, or their interpretation by regulators, could have a material adverse effect on our business, financial condition and results of operations.”
International
Italy
In Italy, the state reserves authority over public gaming (Art. 1 of Legislative Decree no. 496 of 14 April 1948). Accordingly, operators seeking to carry out gaming activities in Italy must first obtain a concession from the Italian government. We are active in the Italian online and retail betting, lotteries and iGaming market through our brands Betfair, PokerStars, tombola and Sisal, which, in each case, all hold concessions issued by the Italian Customs and Monopolies Agency.
In recent years, the regulatory framework in Italy has tightened with a ban on online advertising issued in 2019. In August 2023, the Italian government approved the terms of a new decree to reorganize the entire gambling sector with the primary objective of improving player protection, combating illegal gambling and increasing tax revenues through a new licensing framework. The first operational step was the approval of a decree in March 2024 to initiate the reorganization of the online sector through the issuing of a call for tenders in December 2024 for new online gaming licenses, with bids due by May 30, 2025. There appears to be considerable interest in this tender, with between 40 and 50 operators expected to apply for these new licenses. These licenses will be valid for nine years and will cover all games that are not subject to exclusive licenses, such as online scratch cards. The new licenses are scheduled to take effect in the third quarter of 2025. Groups, such as Flutter, can hold a maximum of five licenses. At present, the Company does not expect a significant impact from these regulatory changes, given its reduced dependence on online advertising, its scale advantage and its retail presence in Italy. Additionally, the Lotto tender was published on January 10, 2025, with bids due by March 17, 2025. Italian Lotto is currently managed by Lottoitalia s.r.l. (“Lottoitalia”), a joint venture company among IGT Lottery S.p.A., Italian Gaming Holding a.s. (Allwyn), Arianna 2001 (an entity associated with the Federation of Italian Tobacconists), and Novomatic Italia.

Spain
The Spanish Gambling Act, which came into effect on May 29, 2011, regulates the Spanish online gambling market and requires that operators that provide gambling services (e.g., betting and iGaming) in Spain obtain an operating license from the Directorate General for the Regulation of Gambling (Dirección General de Ordenación del Juego) (“DGOJ”). In Spain, our PokerStars, Betfair and tombola brands are licensed by the DGOJ, enabling us to offer a number of betting and iGaming products locally.
India
In early 2023, the Indian Ministry of Electronics and Information Technology (the “Ministry”) issued amendments to the IT (Intermediary Guidelines and Digital Media Ethics Code) Rules, 2021 (the “Rules”) to regulate iGaming. iGaming operators are required by the Rules to set up self-regulatory bodies (“SRB”) that are to be approved by the Ministry. In India, our Junglee Games brand operates games such as Howzat, Junglee Rummy, Junglee Poker, PokerStars India and Junglee Ludo which come within the ambit of the Rules. The Rules, to the extent applicable to iGaming, have not yet come into force as the Ministry is yet to approve any SRB.
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
Where, however, any jurisdiction has enacted local domestic laws that clearly prohibit the availability to citizens of online betting and gaming products hosted abroad, and where it is clear that such local domestic law has extra-territorial application to us, to the extent that the principle of extra-territoriality described above is clearly overridden, we will take technical and administrative measures aimed at preventing persons from the relevant jurisdictions accessing our gambling product offerings.
Set forth below is an overview of certain, but not all, jurisdictions for which we rely on our multi-jurisdictional licenses.

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
Sky Bet holds Category 1 and Category 2 eGambling licenses, which permit us to host remote gambling equipment in Guernsey and to offer sports betting, virtual sports, bingo, casino games and poker to our online customers based in the Isle of Man, the Channel Islands and, the Republic of Ireland in respect of bingo, casino games and poker. Sky Bet also holds Category 1 and Category 2 Associate Certificates which permit the same activity but cover the remote gambling equipment hosted outside of the Bailiwick of Guernsey.
Malta
Online betting and iGaming are regulated in Malta under the Maltese Gaming Act 2018. Malta does not permit a person to provide or carry out a betting and gaming service or provide a critical betting or gaming supply from Malta or to any person in Malta, or through a Maltese legal entity, except when in possession of a valid license by the Maltese Gambling Authority (“MGA”), which is the primary regulatory body responsible for the governance of all betting and gaming activities in Malta. The Maltese regulatory framework provides for two types of licensing, a business-to-business license and a business-to-consumer license. MGA approval is required for each game type to be offered under the license. The term of these licenses is ten years in each case.
In addition to renewable business-to-business licenses, we also hold renewable business-to-consumer licenses covering sports betting, peer to peer betting exchanges, games of skill (including poker), casino and games.
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
Other Licenses
PokerStars currently operates on a locally regulated basis in each of Bulgaria, Belgium, Denmark, Estonia, France, Germany, Greece, Italy, Malta, Michigan, New Jersey, Ontario, Pennsylvania, Portugal, Romania, Spain, Sweden, Switzerland and the United Kingdom. Betfair currently operates on a locally regulated basis in each of Denmark, Italy, Malta, Romania, Spain, Sweden and the United Kingdom. MaxBet currently operates in Serbia and through its subsidiaries in Bosnia and Herzegovina, Montenegro and North Macedonia. PokerStars and Betfair also hold technical licenses to supply services in relation to gaming services on a business-to-business basis in each of Romania, Malta and Sweden. Additionally, PokerStars holds technical licenses in Greece and the Isle of Man. Outside of Italy, Sisal also holds lottery concessions in Morocco, Turkey and Tunisia.
In addition, on January 1, 2025, Brazil launched its regulated market for online sports betting and casino. We received a provisional license from the Ministry of Finance, Brazil on December 31, 2024 and launched Betfair in Brazil on January 1, 2025. On February 7, 2025, we received a full license from the Ministry of Finance, Brazil
Both Sky Bet / Sky Betting & Gaming and tombola hold licenses from His Majesty's Government of Gibraltar and are regulated by the Gibraltar Gambling Commissioner.

In every instance where we hold a local license, we strive to utilize appropriate procedures and technology to maintain compliance with the territory’s requirements for offering our products. We also engage on an ongoing basis with local gaming regulators to provide standard regulatory reporting and to respond to ongoing ad hoc queries, as well as to complete prescribed regulatory audit or assurance reviews to evidence compliance.
Australia
The Northern Territory Racing and Wagering Commission (“NTRWC”) is responsible for licensing, regulating and supervising gambling activities authorized under the Racing and Wagering Act 2024 (NT) (“Racing and Wagering Act”), including the conduct of a sports betting business. Holders of sports bookmaker licenses issued by the NTRWC are permitted to provide sports betting services over the internet to customers throughout Australia.
The NTRWC conducts ongoing suitability and due diligence investigations in relation to its license holders, their shareholders and key management personnel. NTRWC license holders are also required to comply with all relevant Australian state and territory laws as well as applicable federal legislation, including the Anti-Money Laundering and Counter Terrorism Financing Act 2006 (Cth).
Our Australian division holds a renewable sports bookmaker license to conduct sports betting, as issued to Sportsbet Pty Ltd by the NTRWC under the Racing and Wagering Act. Other than as described above, our real-money iGaming product offerings are not offered to persons physically located in Australia.
Fox Option on Interest in FanDuel Group Parent LLC
In connection with our acquisition of The Stars Group (“TSG”), we and FSG Services LLC (“Fox”) entered into a legally binding term sheet (the “Fox Option Term Sheet”) that, among other things, granted Fox a call option (the “Fox Option”) to acquire from us 18.6% of the then-outstanding investor units (the “Fastball Units”) in FanDuel Group Parent LLC (“FanDuel Parent” and, together with its consolidated subsidiaries, “FanDuel”) that were the subject of a put and call option between us and Fastball Holdings LLC (“Fastball”). As of December 31, 2024, the Fox Option price for the Fastball Units was $4.5 billion. Such price is subject to a 5% annual compounding carrying value adjustment. Fox has until December 2030 to exercise the Fox Option.

Fastball had certain rights under FanDuel Parent’s Limited Liability Company Agreement (the “FanDuel LLC Agreement”) and a July 2019 Investor Members Agreement among us, FanDuel Parent, Fastball and Boyd Interactive Gaming, L.L.C. (the “Investor Members Agreement”), which provided certain terms for the governance and operations of FanDuel Parent and the rights, obligations and duties of FanDuel Parent’s members. Although it has not been determined what specific rights Fox may receive should Fox exercise (and pay for) the Fox Option and acquire the Fastball Units, the terms of the Investor Members Agreement provided that, so long as Fastball continued to own at least 5% of the outstanding investor units in FanDuel Parent (the “FanDuel LLC Units”), FanDuel could not, without the prior written consent of Fastball: (i) acquire any person, business or line of business if such acquisitions, in the aggregate, require FanDuel Parent to spend more than $75 million in cash; (ii) enter into or consummate one or a series of transactions where FanDuel Parent transfers, exclusively sublicenses or exclusively licenses or otherwise disposes of any assets, to the extent such assets have value, in the aggregate, in excess of $75 million (other than in the ordinary course of business); (iii) issue or incur debt that results in FanDuel Parent having outstanding principal debt obligations in excess of the greater of $75 million and four times FanDuel Parent’s LTM EBITDA (as defined therein); (iv) declare, make or pay any distributions or dividends on FanDuel LLC Units, other than distributions or dividends in an amount such that, following the consummation thereof, FanDuel Parent would have distributed cash dividends on FanDuel LLC Units for any twelve month period no greater than the lesser of (1) 50% of FanDuel Parent’s Free Cash Flows (as defined therein) for the prior 12 consecutive months ending on the last day of the month preceding the date of such distribution or dividend and (2) 50% of FanDuel Parent’s projected Free Cash Flows (as defined in the Investor Members Agreement) for the 12 month period beginning on the last day of the month preceding the date of such distribution or dividend; (v) adopt any amendment to FanDuel Parent’s organizational documents or the FanDuel LLC Agreement; (vi) take or approve any action resulting in FanDuel Parent’s liquidation or dissolution; (vii) authorize, issue or sell FanDuel LLC Units or any other equity interest of FanDuel Parent or any other option, warrant, conversion or similar right with respect to any FanDuel LLC Units or such other equity interest in FanDuel Parent (subject to certain exceptions); (viii) repurchase, redeem or otherwise acquire any FanDuel LLC Units, any other equity interest of FanDuel Parent or any options, warrants, conversion or similar rights with respect to any FanDuel LLC Units or such other equity interests of FanDuel Parent, except in accordance with the terms of the FanDuel LLC Agreement; (ix) enter into any transaction that would result in a Public Offering (as defined in the FanDuel LLC Agreement) or Sale Event (as defined in the FanDuel LLC Agreement), other than a Sale Event in which we and our affiliates sell 100% of our collective equity interests in FanDuel Parent to a purchaser who agrees to be bound by all our obligations under the Investor Members Agreement; (x) take any action which has the primary purpose of, or by its express terms has the effect of, benefitting us and our affiliates and harming Fastball, whether or not in its capacity as a holder of the FanDuel LLC Units; (xi) make any payment out of assets of FanDuel Parent or any of its subsidiaries in respect of any VCP Redemption Debt (as defined in the FanDuel LLC Agreement); or (xii) commit to do any of the things set forth in (i) through (xii) above. In addition, the terms of the Investor Members Agreement provided that so long as Fastball continued to hold any equity interest in FanDuel Parent, FanDuel could not, without the prior written consent of Fastball, cause or permit FanDuel Parent to own or hold any assets other than equity interests of FanDuel Group, Inc., cause or permit FanDuel Parent to own or hold less than 100% of the issued and outstanding equity of FanDuel Group, Inc., cause or permit FanDuel Group, Inc. to make any distributions to FanDuel Parent that could give rise to taxable income to Fastball in excess of its pro rata portion of the FanDuel LLC Units, or take any action or fail to take any actions with respect to tax matters that could reasonably give rise to disproportionately adverse tax consequences to Fastball as compared to us. Fox’s interpretation of its rights in relation to the Fox Option may differ from that of Flutter. See “Item 1A. Risk Factors—Risks Relating to Our Business and Industry—In the event that Fox exercises the Fox Option, we would be required to sell to Fox a significant minority stake in our FanDuel business. If at that point Fox’s consent is required for actions we wish to take and we are unable to obtain it, we may not be able to pursue elements of our business strategy.”
Certain Other Regulatory Considerations
We are also subject to numerous other domestic and foreign laws and regulations. These can take the form of complex and evolving domestic and foreign laws and regulations regarding the internet, privacy, data protection, competition, consumer protection and other matters. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, monetary penalties, increased operating costs, or declines in customer growth or engagement, or otherwise harm our business.

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
Privacy laws are increasingly prevalent across the world, with countries implementing strict regulations to protect personal data and safeguard individuals' rights in the digital age. Regarding our operations in Europe, particularly where the personal information being processed relates to residents of EU member states, the European Union enacted the GDPR on May 25, 2018, to replace European Union Directive 95/46/EC as well as the national implementing legislation in each EU member state. For example, the United Kingdom has adopted the GDPR along with supplementary legislation in the form of the Data Protection Act 2018. The GDPR imposes more stringent operational requirements for entities processing personal information and significant penalties for non-compliance. For instance, the GDPR introduces two categories of administrative fines depending on the seriousness of the breach that will range from: (a) up to €20 million or 4% of worldwide revenues of the preceding year (whichever is higher) for serious infringements; or (b) up to €10 million or 2% of worldwide revenues of the preceding financial year for less serious infringements. With respect to the GDPR, we maintain records of our data processing activities and carry out our own risk-based due diligence on entities that act as data processors on our behalf, and we have introduced electronic systems and processes that facilitate the deletion of our customers’ personal information that is no longer in use. Additionally, to help ensure that personal information belonging to our customers and employees will be processed in accordance with the GDPR (as well as any other relevant privacy and data and information protection legislation), we maintain up to date privacy statements together with updated terms and conditions for use of our product offerings on our websites.
Further, the UK GDPR came into effect on January 1, 2021, and, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law following the United Kingdom’s withdrawal from the European Union (“Brexit”). The UK GDPR mirrors the fines under the GDPR (up to £17.5 million or 4% of the annual global revenues, whichever is greater). The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the longer term. Compliance with the GDPR and the UK GDPR may require us to modify our data processing practices and policies and incur compliance-related costs and expenses and these changes may lead to other additional costs and increase our overall risk exposure.
In the United States, since California passed the California Consumer Privacy Act in 2018, 17 additional U.S. states have enacted comprehensive privacy legislation. The result is a complex and onerous patchwork of inconsistent legal obligations, with nuances across states in terminology and definitions. It largely remains unclear how these laws will be interpreted and enforced, and in California, certain implementing regulations have yet to be finalized. These laws may require substantial modifications to in-scope companies’ data processing practices and policies, impose compliance-related costs and expenses to provide updated notices, conduct privacy impact assessments, and fulfill privacy rights requests, and we may be required to negotiate or renegotiate contractual obligations with third-parties. Such laws will restrict processing activities, likely limiting our ability to market to customers and/or increasing operational and compliance costs. The introduction of new or updated data protection laws or regulations in jurisdictions in which we currently operate, including in Canada and Brazil, may modify our data processing activities and/or increases our operational and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the U.S. Federal Trade Commission (the “FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Finally, there has been a significant increase in privacy litigation related to cookies, pixels, and other common analytics technologies. Plaintiffs claim that personal data is collected and/or shared with third-parties without the requisite user consent under laws such as the California Invasion of Privacy Act or the federal Video Privacy Protection Act. Should these legal theories succeed in the courts, we could see material adverse effects on our business or financial condition as costs to defend and/or settle litigation increase.

In addition to the variety of existing laws and regulations governing our use of personal data, there are a wide variety of other laws that are currently being enacted or under development and which may have a material impact on whether, and how, we can operate our online services in certain jurisdictions. For example, EU Regulation 2022/2065 of the European Parliament and of the Council of 19 October 2022 on a Single Market For Digital Services and amending Directive 2000/31/EC (the “Digital Services Act”) came into full effect in the European Union on February 17, 2024, resulting in changes to the regulation of online content that is deemed to be illegal or harmful. Fines under the Digital Services Act can amount to up to 6% of an organization’s global annual turnover. Similarly, the EU’s Artificial Intelligence Act (the “AI Act”) will have implications for how AI technology is used in our business and across the industry generally and may increase our overall risk exposure. Compliance with the AI Act may require us to incur compliance-related costs and expenses including in respect to changes in AI practices policies and procedures. Similar to the Digital Services Act, which provides for fines of up to 6% of global turnover, the top tier of fines that may be imposed under the AI Act can be up to €35 million or 7% of global annual turnover.
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
Human Capital Management
At Flutter, we are committed to developing our culture as a commercial differentiator – one that attracts and retains talent in order to create a world-class firm built for the long term. Our culture is defined by strong character, deep capabilities, broad domain expertise and a steadfast emphasis on collaboration. These qualities ensure we are best placed to provide unique services to our customers.

The success of our human capital philosophy is evidenced by the number and quality of hires we have made and the consistent positive feedback we receive through our employee surveys. Reinforcement of the culture we are building comes through engagement with our employees, the reward principles we apply to compensation and promotion decisions and our various talent development initiatives, which continue to evolve as we grow.
As of December 31, 2024, we had 27,345 employees across 27 countries. Our headcount includes both our head office and retail colleagues. The United States comprises 11.4% of our total headcount, UKI comprises 31.6% of our total headcount, International comprises 52.6% of our total headcount and Australia comprises 4.4% of our total headcount. Approximately 7,700 of our employees are part of our technology function, of which approximately 3,900 are focused on software engineering. Employee turnover sits at 20% globally, 11% of which is voluntary. Our relationship with the majority of our employees located in Italy, Brazil and Romania are subject to collective bargaining agreements and a subset of employees in Australia are subject to modern awards, which set out minimum terms and conditions of employment. As of fiscal 2024, 4,727 of our employees are subject to these agreements. In general, the collective bargaining agreements and modern awards include terms that regulate remuneration, minimum salary, salary complements, extra time, benefits, bonuses and partial disability.
Our investment in people is principally in support of two of our strategic aims: leveraging the Flutter Edge through talent and sustainability through our Positive Impact Plan. We aim to create a culture that supports inclusivity, where people can be their authentic selves and feel like they belong. We are focused on building a home for the world’s best talent that represent and reflect the communities where we live and work.
Talent
We aim to create an environment where talented colleagues have the opportunity to learn, develop, grow and progress within our business. Our focus is to provide visibility of our key talented colleagues, succession planning and ongoing development. We do this through divisional talent reviews, succession planning focusing on our strategically most important roles and development in support of the skills needed for the future.
Positive Impact Plan
As the global leader in sports betting and gaming, we are committed to leading our industry in sustainability. In 2022 we launched our Positive Impact Plan, which laid out our ambitions in relation to the sustainability issues most material to our business. Our Positive Impact Plan has four key pillars focused on our customers, colleagues, community and the planet. These pillars are underpinned by our continued focus on essential foundations such as ethics and compliance, anti-corruption, anti-money laundering as well as data protection and management.
We conduct materiality assessments to review the sustainability issues most material to our business, gaining internal and external views. Our first materiality assessment carried out in 2021 identified our top 15 issues, which were mapped out by investigating the actual and potential impacts across the business. This helped us to shape our Positive Impact Plan and to define our four strategic pillars (customers, colleagues, community and the planet).
In fiscal 2024 we started preparing to report against the EU Corporate Sustainability Reporting Directive (“CSRD”) including updating our materiality assessment under the principles of “double materiality”. We will report on updated materiality in our next reporting cycle subject to changes proposed by the EU Omnibus package (published on February 26, 2025) which would require us to report in 2028 on 2027 rather than in 2026.

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
Additionally, inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure. The recent significant inflationary trends have had an adverse effect on our cost of labor expenditure, as well as other operating expenses. Moreover, our business is particularly sensitive to reductions from time to time in discretionary consumer spending, which is driven by socioeconomic factors beyond our control. Demand for entertainment and leisure activities, including betting and iGaming, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, tariffs and trade disputes, sustained high levels of unemployment and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our customers’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as betting or iGaming. As a result, we cannot ensure that the demand for our product offerings will remain consistent. Adverse developments affecting economies throughout the world, including a general tightening of credit availability, decreased liquidity in certain financial markets, inflation, increased interest rates, foreign exchange fluctuations, tariffs, trade disputes, increased energy costs, acts of war or terrorism, cyber-attacks, transportation disruptions, natural disasters, adverse weather conditions, power loss, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as pandemics, epidemics, public health emergencies and the spread of contagious diseases, could lead to a further reduction in discretionary spending on entertainment and leisure activities, such as betting and iGaming, any of which could have a material adverse effect on our business, financial condition and results of operations.
Our business is exposed to competitive pressures given the competition in online betting and iGaming.
If we are unable to compete effectively, we may lose existing customers and we may not be able to attract new customers or reactivate churned customers. The online betting and iGaming market is increasingly competitive. This competition takes place on an international level and operators around the world leverage that scale to attract customers to their websites, with the implication that the barriers to a customer switching between competing operators are low. We may be unable to respond quickly or adequately to changes in the industry brought on by new products and technologies, the availability of products on other technology platforms and marketing channels, and the introduction of new features and functionality or new marketing and promotional efforts by our existing competitors or new competitors and new technology. Such competitors may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies or otherwise develop more commercially successful products or services than ours, any of which could negatively impact our business, financial condition and results of operations. Our competitors may also develop products, features or services that are similar to ours or that achieve greater market acceptance.
We are also subject to the risk of further consolidation in the betting and gaming industry, which might result in the formation of a very large or successful competitor to whom we might lose market share. Other competitors may have significantly greater financial, technical and other resources than us in certain jurisdictions or markets in which we operate and they may be able to secure greater liquidity than us. A loss of market share could have a material adverse effect on our business, financial condition and results of operations. Additionally, in the United States, we face new competition from sports event trading as derivatives products regulated by the Commodity Futures Trading Commission. This new competition purports to be available nationwide and is currently being offered by a growing number of providers. While we believe that we are well positioned to compete with new entrants to the betting and gaming market through our online betting and gaming offerings, the competitive dynamic is evolving and we cannot assure you that our results of operations will not be adversely impacted by the expansion of legalized online gaming and betting.

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
Our strategy is to increase customer engagement and retention, but there is no guarantee that we will not experience an erosion of our AMP base or engagement levels among customers in the future. Our customer engagement patterns have changed over time, and customer engagement can be difficult to measure, particularly as customers continue to engage increasingly via mobile devices and as we introduce new and different product offerings. Any number of factors could negatively affect customer retention, growth and engagement, including if:
•customers increasingly engage with our competitors’ products or services;
•we fail to introduce, or delay the introduction of, new products or services (whether developed internally, licensed or otherwise obtained or developed in conjunction with third parties) that users find engaging or that work with a variety of operating systems or networks, or if we introduce new products or services, including using technologies with which we have little or no prior development or operating experience, or changes to our existing products or services, that are not favorably received by customers;
•customers have difficulty installing, updating or otherwise accessing our products on desktops or mobile devices as a result of our actions or the actions of the third parties we rely on to distribute our products and deliver our services;
•there are decreases in customer sentiment about the quality of our products or concerns related to privacy, safety, security or other factors;
•new industry standards are adopted or customers adopt new technologies where our products may be displaced in favor of other products or services, may not be featured or otherwise available, or may otherwise be rendered obsolete and unmarketable;
•there are adverse changes in our products that are mandated by legislation, regulatory authorities or litigation, including settlements;
•we do not obtain applicable regulatory or other approvals or renewals of such approvals to offer, directly or indirectly, our products in new or existing jurisdictions;
•technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the customer experience, such as security breaches or failure to prevent or limit spam or similar content;
•we adopt policies or procedures related to areas such as customer data and information that are perceived negatively by our customers or the general public;
•we elect to focus our customer growth and engagement efforts more on longer-term initiatives, or if initiatives designed to attract and retain customers and engagement are unsuccessful or discontinued, whether as a result of our actions or the actions of third parties or otherwise;
•we fail to price our product offerings competitively or provide adequate customer service;
•we or other companies in the online betting and iGaming industry are the subject of adverse media reports or other negative publicity; or
•we fail to effectively anticipate or respond to customers’ continuously changing and dynamic needs, demands and preferences, such as new casino games or poker variants, or innovative types of sports betting or betting related to new or popular sporting events, as well as emerging technological trends, or where our competitors more effectively anticipate or respond to the same.

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
Betfair Exchange, FanDuel’s DFS business, PokerStars’ poker business and Junglee Games’ rummy business operate with, and their success is dependent on, high levels of liquidity. A significant reduction of this liquidity, or any legislative or regulatory measures taken to ring-fence that liquidity, could have a material adverse impact on the attractiveness of those products as well as eroding their key competitive strengths. The occurrence of any event causing an adverse impact on the liquidity available to Betfair Exchange, FanDuel’s DFS or PokerStars’ poker business could result in a reduction in the number of customers who are willing to use these products and services, which, if it were to arise to a material degree, could have a material adverse effect on our ability to generate revenue from those businesses. While we have taken measures to ensure our liquidity position from time to time, we cannot assure you that similar measures will provide the required results in the future or effectively mitigate the disruption and cost to our business, and that no further liquidity solutions will be necessary.
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
The leadership of our current senior management team has been a critical element of our success. The departure, death or disability of any such members of senior management or other extended or permanent loss of any of their services, or any negative market or industry perception with respect to any of them or their loss, could have a material adverse effect on our business, financial condition and results of operations.
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
Our acquisition and retention of AMPs depends in certain jurisdictions upon our ability to effectively market to our existing and potential customers, including through affiliate marketing. There are limitations to and, in some cases, prohibitions on the online and offline marketing channels that are available to us as a result of applicable laws and regulations. For example, in Australia, since March 2018, the commonwealth government has upheld bans on gambling advertising during live sports broadcasts (including online streaming of sporting events) between 5:00 am and 8:30 pm. Further restrictions on advertising may come into place following a parliamentary inquiry in 2023 into online gambling and its impacts on those experiencing gambling harm. In Italy, an “advertising ban” entered into force at the beginning of 2019. This included a complete ban on direct and indirect advertising, sponsorship, the use of influencers and all other forms of communications with promotional content relating to games or betting with cash winnings. Other jurisdictions, including, for example, Spain, Ireland and Belgium, are also further restricting advertising in their markets.

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
We intend to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new product offerings and features or enhance our existing platforms, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds, which may involve increased funding costs due to rising interest rates. See “—Financial and Banking Risks Relating to Our Operations—Our strategy could be materially adversely affected by our indebtedness.”
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
We have entered into a number of business combinations in recent years, including the combination with TSG in May 2020, the acquisition of Junglee Games in January 2021, the acquisition of tombola in January 2022, the acquisition of Sisal in August 2022 and the acquisition of MaxBet in January 2024, as well as the planned acquisitions of NSX Group and Snaitech S.p.A., which we expect to complete in 2025. We regularly evaluate acquisition and other strategic transaction opportunities, which opportunities may be material to our business.
We may be unable to manage recent or future acquisitions profitably or to integrate such acquisitions successfully without incurring substantial costs, delays or other problems. The difficulties of combining the operations of acquired businesses and other risks related to strategic transactions include, among others:
•difficulties in the integration of operations and systems;
•conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;
•inheriting internal control deficiencies;
•difficulties in the assimilation of employees, including possible culture conflicts and different opinions on technical decisions and product roadmaps;
•difficulties in managing the expanded operations of a larger and more complex company;

•challenges in keeping existing customers and obtaining new customers;
•assumption of the liabilities and exposure to unforeseen or undisclosed liabilities of acquired businesses and exposure to litigation or regulatory, tax or other sanctions, civil or criminal penalties or negative consequences such as license revocation or reputational damage;
•the insufficiency or unavailability of indemnifications received from sellers;
•exposure to new or unfamiliar geographies and/or regulatory regimes;
•challenges in managing the increased scope, geographic diversity and complexity of our operations; and
•in the case of joint ventures and other investments, partnerships or alliances, interests that diverge from those of our partners without the ability to direct the management and operations of the joint venture or investment in the manner we believe most appropriate to achieve the expected value.
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

FanDuel has a strategic partnership with Boyd Gaming Corporation, one of the largest and most experienced gaming companies in the United States. This partnership provides FanDuel with first skin access (i.e., access to the online sports betting and iGaming market of a given state or province through the use of the first skin granted by a state to a land-based gaming entity with an existing license) for online sports betting in all jurisdictions where Boyd Gaming Corporation holds gaming licenses currently, with the exception of Nevada and California. A “skin” permits a license holder to partner with an online operator to offer online sports betting or iGaming services under that entity’s license. Any failure to maintain and manage this relationship could negatively impact our results of operations. See “—Risks Relating to Regulation, Licensing, Litigation and Taxation—The successful execution of our growth strategy, particularly with respect to our U.S. business, which is critical to our long-term ambitions, will depend on successfully expanding our provision of online betting and iGaming services into certain new and existing jurisdictions and markets where the regulatory status of the provision of such services has been clarified or liberalized.”
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
In addition, our sports betting operations are subject to the seasonal variations dictated by the sporting calendar and are affected by the scheduling and live broadcasting of major sporting events. Disruptions to the scheduling and broadcasting of those events may have a material adverse effect on our ability to generate revenue from betting on those events. In some instances, the scheduling of major sporting events occurs seasonally (e.g., the NBA, the NFL, MLB, the NCAA, the Premier League, the UEFA Champions League, and horse racing) or at regular but infrequent intervals (e.g., the FIFA World Cup and the UEFA European Football Championship). Such seasonality or infrequent sporting events tend to impact, among other things, revenues from operations, key metrics and customer activity and may increase the volatility of our financial performance. In addition, certain individuals or teams advancing or failing to advance and their scores and other results within specific tournaments, games or events may impact our financial performance. Furthermore, sporting events may be disrupted or cancelled due to unforeseen circumstances, which may also increase the volatility of our financial performance. The cancellation, disruption to, or postponement of, the live broadcasting of sporting events, due to an array of issues including contractual disputes, technological or communication problems, or the insolvency of a major broadcaster, could have a material adverse effect on our business, financial condition and results of operations.
Global economic conditions and geopolitical events could adversely affect our business, financial condition and results of operations.

Our results of operations are influenced by global economic and geopolitical events. Instability and uncertainties arising from the global geopolitical environment, including as a result of military action, conflicts, terrorist attacks, and the potential for changes in global trade policies, including sanctions and trade barriers, could impair our global operations and adversely affect our business, financial condition and results of operations.
For example, the ongoing Russia-Ukraine conflict has led to, and could continue to lead to, significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in customer preferences and discretionary spending and increases in cyberattacks and espionage.
Additionally, in response to the conflict between Russia and Ukraine, the U.S. government and other governments have imposed a series of sanctions against certain Russian government, government-related, and other entities and individuals, together with enhanced export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. The governments of other jurisdictions in which we operate, such as the United Kingdom, the European Union and Canada, have also implemented additional sanctions or other restrictive measures. Following the escalation of the military conflict between Russia and Ukraine and the introduction of related sanctions, in March 2022 we closed our operations in Russia and the areas in Ukraine subject to sanctions, namely the Crimea Region, Donetsk and Luhansk Region of Ukraine. Our products are no longer available to residents in Russia or these regions of Ukraine, and we do not have any operations on the ground in either Russia or Ukraine.
Further, the outbreak of an armed conflict between Israel and Hamas in early October 2023 has created numerous uncertainties, including the risk that conflict will spread throughout the broader region.
While we continue to actively monitor the situation in Ukraine and Gaza, there can be no way to predict the progress or outcome of these conflicts, and it is possible that the Russia-Ukraine conflict or the evolving conflict in the Middle East may escalate or expand beyond their current scopes.
The extent and duration of any current or future conflict, sanctions and resulting market disruptions could be significant and could potentially have a substantial impact on our business and the global economy for an unknown period of time. Any of the above mentioned factors could have a material adverse effect on our business, financial condition and results of operations, and any such disruptions may also magnify the impact of other risks described in this Annual Report.

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
To compete effectively, we must be able to anticipate and respond, in a timely and effective manner, to the need for new and enhanced technology. This may include new software applications or related services based on AI, machine learning, or robotics. The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent enhancements to existing products and services, the introduction of new services and products and changing customer demands. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective or better-functioning technologies or product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs. There can also be no assurance that our current systems will be able to support any new or emerging technologies, industry standards or enhanced products or services, or be able to accommodate a significant increase in online traffic, increased customer numbers, or modified usage patterns arising as a result of any such technologies, standards or products or services. If our systems are unable to expand to meet increased demand, are disrupted or otherwise fail to perform, or the adoption of new technologies requires greater investment than anticipated, this could have a material adverse effect on our business, financial condition and results of operations, and could increase our operating expenses.

We use artificial intelligence (“AI”), machine learning and similar technologies in our business. These technologies may present business, compliance, and reputational risks.

Recent technological advances in artificial intelligence and machine-learning technology both present opportunities and pose risks to us. We use machine learning, AI technologies, data science and similar technologies in our products, services and infrastructure, and we are making investments in expanding our AI capabilities, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI. However, if we fail to keep pace with rapidly evolving technological developments in AI, our competitive position and business results may suffer. Our competitors or other third parties may incorporate AI in a similar or different manner and may do so more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

Additionally, use of AI has become the source of significant media attention and political debate. The introduction of these technologies, particularly generative AI, into new or existing offerings may also result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, intellectual property claims, litigation, compliance issues, ethical concerns, confidentiality or security risks, negative user perceptions as to automation and AI, as well as other factors that could adversely affect our business, reputation, and financial results. AI technologies, including generative AI, may create content that is factually inaccurate or flawed, or otherwise unlawful, harmful or policy-violating. Such content may expose us to brand or reputational harm and/or legal liability. The rapid evolution of AI, including with respect to compliance with existing and potential government regulation of such technology, may also require significant resources, including to develop, test and maintain platforms, offerings, services, and features to help us implement AI in accordance with applicable law, and to minimize other adverse effects on our results of operations.
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
The secure collection, maintenance, processing and transmission of confidential and sensitive information, including personal data, is a critical element of our operations. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit certain confidential and sensitive information, including credit card numbers. Our information technology and other systems, and those of our third-party service providers, that collect, maintain, process and transmit customer, employee, service provider and business partner information are susceptible to increasing threats of continually evolving cybersecurity risks. For example, in 2023, we received notice that certain of our customer and employee data was involved in the global incident involving the MOVEit file transfer software, which began when the third-party provider who administers the software announced that it had identified a previously unknown vulnerability in the application that is used by businesses across the world to share data and manage file transfers. Once we discovered this, we promptly undertook responsive measures, including restricting access to the affected application, launching an internal investigation in partnership with outside independent cybersecurity forensic experts and notifying the relevant regulators and law enforcement agencies, as well as our employees and customers, impacted by the incident. Based on this investigation and information currently known at this time, we do not expect that this incident will have a material impact on our operations or financial results. However, we have incurred, and may continue to incur, expenses related to this incident, and we have become subject to claims in relation thereto; accordingly, we remain subject to risks and uncertainties as a result of this incident.

Moreover, these types of risks may increase over time as the complexity and number of technical systems and applications we use also increases. Advances in computer capabilities, new technological discoveries (including the use of AI) or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, third parties may attempt to fraudulently induce employees or customers to disclose information in order to gain access to our data or our customers’ data. Third parties may attempt to create false or undesirable user accounts and advertisements or take other actions on our platform for objectionable ends, and compromised credentials, including those obtained through phishing and credential stuffing, may be used to attack our websites and may result in an interruption, disruption or malfunction of our websites or IT systems, or the loss or compromise of data. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to breach our IT systems or data. Distributed denial-of-service (“DDoS”) attacks, “Trojan horse” attacks, computer malware, ransomware, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches, general hacking or other attacks and similar disruptions may jeopardize the confidentiality, integrity and security of information stored in, processed or transmitted by our websites, networks and systems, or that we or such third parties otherwise maintain, including payment card systems, which may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. Further, sensitive, personal or other regulated data and information may be lost, disclosed, accessed, altered or taken without appropriate consent, which could subject us to liability and could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Further, techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers and may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and customer data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will be successful, that we will be able to anticipate or detect all cyber-attacks or other breaches, that we will be able to react to cyber-attacks or other breaches in a timely manner, or that our remediation efforts will be successful. In the past, we and our third-party vendors have experienced social engineering, phishing, malware and similar attacks and threats of DDoS attacks and such attacks could in the future have a material adverse effect on our business, financial condition and results of operations. If any of these breaches of security should occur and be material, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to remediate problems caused by such breaches and we could be exposed to a risk of loss, litigation or regulatory action and other liability. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.
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
Privacy laws are increasingly prevalent across the world, with countries implementing strict regulations to protect personal data and safeguard individuals' rights in the digital age. For example, the GDPR which went into effect on May 25, 2018 has resulted in, and will continue to result in, significant compliance burdens and costs for companies with customers and/or operations in the European Economic Area (“EEA”). The GDPR and national implementing legislation in EEA member states impose a strict data protection compliance regime including obligations concerning the rights of data subjects, the transfer of personal data out of the European Economic Area, security breach notifications and safeguarding the security and confidentiality of personal data. Under the GDPR, fines of up to €20 million or 4% of the annual global revenues, whichever is greater, can be imposed for violations. Data protection supervisory authorities also have extensive powers under the GDPR, including the power to impose a temporary or definitive ban on processing activity. The GDPR also includes a right to compensation for data subjects who have suffered material or non-material damage as a result of an infringement of the GDPR and in certain cases, civil litigation can be brought by non-profit privacy advocacy groups. In addition, EU Directive 2020/1828 on representative actions for the protection of the collective interests of consumers (the Directive on Representative Actions) applied from June 25, 2023, provides the ability for “class action”-type cases to brought by qualified entities in respect of certain GDPR infringements. Liability can attach to us not only for our own non-compliance, but also due to the acts, errors or omissions of those who process personal data in the course of providing services for us, as the GDPR includes joint and several liability provisions in certain cases.

Regulatory guidance, case law and enforcement activity concerning data protection regulatory standards in the European Economic Area are increasing and further changes are likely to occur that will further enhance the data protection rights of individuals and have a commensurate impact upon our ability to process personal data in a manner that maximizes its commercial value. For example, while the European Commission issued an adequacy decision regarding transfers of personal information from the European Economic Area to the United States pursuant to the EU-U.S. Data Privacy Framework, there remains complexity and uncertainty regarding such transfers to the United States and other jurisdictions, which could lead to additional costs, complaints, and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services or the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Further, the UK GDPR came into effect on January 1, 2021, and, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law following the United Kingdom’s withdrawal from the European Union Brexit. The UK GDPR mirrors the fines under the GDPR (up to £17.5 million or 4% of the annual global revenues, whichever is greater). The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains uncertain, and it is unclear how UK data protection laws and regulations will develop in the medium-to-longer term and how data transfers to and from the United Kingdom will be regulated in the long term. Compliance with the GDPR and the UK GDPR may require us to modify our data processing practices and policies and incur compliance-related costs and expenses and these changes may lead to other additional costs and increase our overall risk exposure.
In the United States, since California passed the California Consumer Privacy Act in 2018, seventeen additional U.S. states have enacted comprehensive privacy legislation. The result is a complex and onerous patchwork of inconsistent legal obligations, with nuances across states in terminology and definitions. It largely remains unclear how these laws will be interpreted and enforced, and in California, certain implementing regulations have yet to be finalized. These laws may require substantial modifications to in-scope companies’ data processing practices and policies, impose compliance-related costs and expenses to provide updated notices, conduct privacy impact assessments, and fulfill privacy rights requests, and we may be required to negotiate or renegotiate contractual obligations with third-parties. Such laws will restrict processing activities, likely limiting our ability to market to customers and/or increasing operational and compliance costs. The introduction of new or updated data protection laws or regulations in jurisdictions in which we currently operate, including in Canada and Brazil, may modify our data processing activities and/or increases our operational and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the FTC and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Finally, there has been a significant increase in privacy litigation related to cookies, pixels, and other common analytics technologies. Plaintiffs claim that personal data is collected and/or shared with third parties without the requisite user consent under laws such as the California Invasion of Privacy Act or the federal Video Privacy Protection Act. Should these legal theories succeed in the courts, we could see material adverse effects on our business or financial condition as costs to defend and/or settle litigation increase.
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
We cannot yet determine the impact future laws, regulations and standards may have on our business. For instance, in addition to the variety of existing laws and regulations governing our use of personal data, there are a wide variety of other laws which are currently being enacted or under development and which may have a material impact on whether, and how, we can operate our online services in certain jurisdictions. For example, the Digital Services Act came into full effect in the European Union in February 2024, resulting in changes to the regulation of online content that is deemed to be illegal or harmful. Similarly, the AI Act will have implications for how AI technology is used in our business and across the industry generally.

Although we make reasonable efforts to comply with all applicable data protection, AI and digital services laws and regulations, our interpretations and such measures may have been or may prove to be insufficient or incorrect. If we fail to adhere to applicable data protection, privacy and digital services laws, we may be subject to enforcement action, investigations, fines, regulatory proceedings and/or civil litigation. Any fines, investigations, regulatory proceedings, civil litigation or license revocations or refusals arising from a breach of applicable data protection, data security, privacy or digital services laws could have a material adverse effect on our business, financial condition and results of operations. If we are held directly responsible for a data security breach, or if we are deemed to be jointly responsible for a data security or other data protection breach by one of our service providers, then the resultant losses suffered by us could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we would be able to recoup such losses, whether in whole or in part, from our service providers or insurers. Additionally, breaches of the GDPR, the CCPA or other applicable data protection or digital services laws could also result in reputational damage to our brands, resulting in the loss of the goodwill of customers and the potential to deter new and existing customers, or could result in our brands being subject to the revocation of existing licenses and/or the refusal of new applications for licenses. Furthermore, we or our third-party service providers could be required to fundamentally change our business activities and practices or modify our products and services to comply with existing and future data privacy and digital services laws and regulations, which could be costly, time-consuming and have an adverse effect on our or our third-party service providers’ business, results of operations or financial condition. Any of the foregoing could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business, results of operations or financial condition.
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
We increasingly rely on licenses with third parties to access certain data used in our business, and we depend on third-party suppliers for data and content, including data received from sporting bodies and various data partners, that is used in the supply of our products and services. Some of this data is provided exclusively by particular suppliers and may not be obtainable from other suppliers. If these third parties were to discontinue providing products or services to us for any reason or fail to provide the agreed type of service, we may experience significant disruptions to our business. The general trend toward consolidation in the data and content industry may increase the risk that data and content products or services may not be available to us in the future, or may only be available to us at increased cost. In addition, in the future, our data suppliers could enter into exclusive contracts with our competitors without our knowledge.
In particular, we depend on payment and multi-currency processing providers to facilitate the movement of funds between us and our customers and any deterioration in the quality of the payment processing services we use, any interruption to those services, any increase in the cost of such services or any reduction in the availability of such services to betting, iGaming and iCasino providers could have a material adverse effect on our ability to accept customers’ funds or significantly increase the costs of doing so. See “—Financial and Banking Risks Relating to Our Operations—We depend on the ongoing support of payment processors and international multi-currency transfer systems.”
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
For example, in January 2019, legal counsel for the U.S. Department of Justice (“DOJ”) issued a legal opinion on the Interstate Wire Act of 1961, as amended (“Wire Act”), which stated that the Wire Act bans any form of iGaming if it crosses state lines and reversed a 2011 DOJ legal opinion that stated that the Wire Act only applied to interstate sports betting. However, the U.S. Court of Appeals for the First Circuit ruled in January 2021 that the Wire Act does not apply to iGaming. The U.S. federal courts’ stance on the applicability of the Wire Act with respect to interstate iGaming may be subject to potential changes in the future, and any such changes may be detrimental to our business operations. If the Wire Act is ultimately determined by courts to be applicable to iGaming and we are required to restrict our iGaming transactions in each state in which we operate to within such state, our costs will increase and it will become more difficult for us to scale our operations in the United States
Furthermore, after an extensive review of the Gambling Act of 2005, the legislation (as amended) that regulates gambling in Great Britain (the “UK Gambling Act”), the UK government recently introduced new proposals for changes to the gambling regulations in Great Britain. See “—The UK government’s ongoing review of the UK Gambling Act may result in more onerous regulation of the betting and gaming industry in Great Britain, part of our second-largest market, which could have a material adverse effect on our business, financial condition and results of operations.”
In October 2024, the Irish government enacted the Irish Gambling Act, which introduces major reform and consolidation of gambling laws in Ireland, including the creation of the GRAI, which will have broad powers to publish further guidance and codes of conduct. The Irish Gambling Act seeks to (1) modernize the licensing system; (2) introduce robust enforcement measures, including suspension and revocation of licenses, financial penalties (up to the greater of 10% of the licensee’s annual turnover or €20,000,000) and imprisonment; and (3) protect vulnerable persons, including children and those experiencing gambling addiction, through prohibiting licensees from accepting credit cards for the purposes of gambling and the creation of National Gambling Exclusion Register and Social Impact Fund. The legislation also introduces stake and win limits for remote gaming licenses issued under the Irish Gambling Act, with €10 stake limits applying to all games and win limits of €3,000 per game (€5,000 per week in the case of bingo). While the legislation has been enacted, it is yet to be formally commenced, and the new licensing framework is not yet in existence. The new licensing framework is expected to be commenced on a phased basis, with the issuing of licenses by the GRAI expected to take place in 2025 or 2026.
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
Our determination as to whether or not to permit customers in a given jurisdiction to access any one or more of our products and whether or not to engage in various types of marketing activity and customer contact is made on the basis of a number of factors. These factors include:
•the laws and regulations of the jurisdiction;
•the terms of our betting and gaming licenses;
•the approach by regulatory and other authorities to the application or enforcement of such laws and regulations, including the approach of such authorities to the extraterritorial application and enforcement of such laws;
•state, federal or supranational law, including EU law, if applicable; and
•any changes to these factors.
The regulation and legality of online betting and iGaming and approaches to enforcement vary from jurisdiction to jurisdiction (from open licensing regimes to regimes that impose sanctions or prohibitions) and is subject to uncertainties. In certain jurisdictions, there is no legislation which is directly applicable to our business. For fiscal 2024, we derived approximately 3.2% of our revenue from jurisdictions where we do not have a local, territory-specific or point of consumption license because those jurisdictions do not have such a framework in place.
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
Changes in regulation in a given jurisdiction could result in it being reassessed as a restricted territory without the potential to generate revenues on an ongoing basis. For example, due to a change in government regulations, we were forced to cease offering paid and free DFS contests in Ontario, Canada, in April 2022. In addition, in certain states in which we operate, the applicable office of the Attorney General has issued an adverse legal opinion regarding DFS in the past. In the event that one of those Attorneys General decides to take action on the opinion from their office, we may have to withdraw our operations from such state, which could have a material adverse effect on our business, financial condition and results of operations. Our inability to operate in a large betting or iGaming market in the future or a number of smaller betting or iGaming markets which collectively are material, could have a material adverse effect on our business, financial condition and results of operations.
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
In particular, in May 2018, the U.S. Supreme Court struck PASPA down as unconstitutional. This decision had the effect of lifting federal restrictions on sports betting and thus allowed U.S. states to determine the legality of sports betting for themselves. Since the overturn of PASPA, a number of U.S. states (as well as Washington D.C.) have legalized retail and/or online sports betting. Our ability to further expand our sports betting and online operations in the United States is dependent on the adoption of state statutes permitting such activities, as well as our ability to obtain the necessary licenses to operate in U.S. jurisdictions where such games are legalized. The failure of state legislators to implement a regulatory framework for providing sports betting and iGaming services in their jurisdictions in a timely manner, or at all, may prevent, restrict or delay our accessing such markets. For example, as of the date of this Annual Report, sports betting has not been legalized in the state of California. Given that California has approximately 40 million inhabitants, attracts over 250 million annual tourists and boasts more professional sports teams than any other state in the United States, the legalization of online sports betting in California in the near future would open up a large and significant market to us.
Even where licensing regimes are introduced in certain markets, there is no guarantee that we will be successful in obtaining a license to operate in such markets. See, for example, “—In some jurisdictions our key executives, certain employees or other individuals related to the business will be subject to licensing or compliance requirements. Failure by such individuals to obtain the necessary licenses or comply with individual regulatory obligations could cause our business to be non-compliant with our obligations or imperil our ability to obtain or maintain licenses necessary for the conduct of our business. In some cases, the remedy to such situation may require the removal of a key executive or employee and the mandatory redemption or transfer of such person’s equity securities that he, she or it holds in us, if any.” In particular, under some jurisdictions’ sports betting and iGaming laws, particularly in certain U.S. states, online sports betting and/or iGaming licenses are tethered to a finite number of specifically defined businesses that are deemed eligible for an iGaming or sports betting license, such as land-based casinos, tribes, professional sports franchises and arenas and horse racing tracks, each of which is entitled to a skin or multiple skins under that state’s law. As such, the skin provides a market access opportunity for mobile operators to operate in the jurisdiction pending licensure and other required approvals by the state’s regulator. The entities that control those skins, and the numbers of skins available, are typically determined by a state’s sports betting or iGaming law. In certain U.S. states, we currently rely on skins tethered to land-based casinos, tribes, professional sports franchises and arenas and horse racing tracks in order to access a number of markets through a skin. In other markets, we may obtain a license to offer online sports betting and/or iGaming through a direct license offered by the jurisdiction, which in some cases may be subject to a competitive application process for a limited number of licenses. Furthermore, our partnership with Boyd Gaming Corporation and contractual relationships with other identified license holders provide us with primarily first skin access for sports betting in states where such access is required. Because the number of skins or direct licenses offered by a jurisdiction may be limited, if we cannot establish, renew or manage our market access relationships in the jurisdictions in which they are required or successfully obtain licenses through the competitive direct license process in other jurisdictions, we would not be allowed to operate in those jurisdictions until we enter into new relationships, which could be at a significantly higher cost if at all. As a result, our business, financial condition and results of operations could be materially and adversely affected.

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
Moreover, our competitors, or their partners, may already be established in a jurisdiction or market prior to our entry (e.g., in certain U.S. states). If regulation is liberalized or clarified in such jurisdictions or markets, then we may face increased competition from other providers and competition from those providers may increase the overall competitiveness of the online betting and iGaming industry. We may face difficulty in competing with providers that take a more aggressive approach to regulation than we do and are consequently able to generate revenues in markets from which we do not accept customers or in which we will not advertise. See “—Risks Relating to Our Business and Industry—Our business is exposed to competitive pressures given the competition in online betting and iGaming.” Additionally, we may face operational difficulties in successfully entering new markets, even where regulatory issues do not materially restrict such entry. See “—Risks Relating to Our Business and Industry—Our operational efforts to expand our customer base in existing and new geographic markets, particularly with respect to our U.S. business, which is critical to our long-term ambitions, including our efforts to cross-sell to existing customers, may not be successful.”
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
The jurisdictions in which we hold or will hold licenses impose taxes and duties on their licensed activities. In addition to the direct and indirect taxes that apply generally to businesses operating in relevant jurisdictions, we will be subject to specific taxes, duties and levies on the provision of betting and gaming services and related activities in a number of jurisdictions. By way of illustration, over recent years the gaming industry has seen additional taxation levied by the legislatures of various countries including the following:
•in Ireland, the duty on sports-betting stakes was doubled from 1% to 2% with effect from January 1, 2019;
•in the United Kingdom, the UK remote gaming duty payable on a gaming provider’s profits from remote gaming with UK persons was increased from 15% to 21% on April 1, 2019;
•in Germany, the German government introduced a gaming tax of 5.3% in 2021, which is applied on the stakes we receive from our poker and slots products, giving rise to a materially higher tax cost for our business;
•in Australia, the point-of-consumption-tax imposed on online and land-based operators was increased in 2022 across a number of Australian states: in New South Wales from 10% to 15%, in the Australian Capital Territory from 15% to 20% (and a further increase from 20% to 25% on July 1, 2023), in Queensland from 15% to 20% and effective from July 1, 2024, Victoria from 10% to 15%, together with a widening of the tax base to include tax on free bet stakes;
•in India, Parliament confirmed an increase in the goods and services tax rate from 18% to 28% and determined the tax base should be customer deposits rather than gross gaming revenue with effect from October 1, 2023;

•in Ohio, the sports wagering tax rate imposed on online and land-based operators was increased from 10% to 20% as of July 1, 2023; and
•in Illinois, effective from July 1, 2024, tax rates on online sports betting increased from 15% to 20-40%.
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
Our customers are located worldwide. If jurisdictions where betting and gaming winnings are currently not subject to income tax, or are taxed at low rates, were to begin to levy taxes (for either the player to declare or operator to withhold) or increase the existing tax rates on winnings, betting and gaming might become less attractive for customers in those jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.
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
With respect to the OECD’s BEPS 2.0 project in December 2021, the OECD published the BEPS 2.0 Pillar Two model rules for domestic implementation of a 15% global minimum tax, and the European Union followed suit shortly thereafter. On December 12, 2022, the EU member states agreed to implement the OECD’s Pillar Two global corporate minimum tax rate of 15% on consolidated groups with revenues of at least €750 million, which is in effect from 2024. Ireland has implemented the EU directive implementing this minimum tax rate for accounting periods commencing on or after December 31, 2023.

The Pillar Two model rules establish both an income inclusion rule, as well as an undertaxed payment rule. The income inclusion rule establishes a minimum tax rate of 15% concept applied by the tax authority of the jurisdiction of tax residence of the ultimate parent company (or an intermediate holding company in certain circumstances) to the profits generated in each jurisdiction in which the Group operates. This is combined with the undertaxed payments rule which seeks to tax (e.g., by denying deductions for, payments to entities in low tax jurisdictions to the extent the income is not subject to tax under an income inclusion rule). We have active subsidiaries in a number of lower tax countries, and the introduction of any such measures could have an adverse effect on the overall tax burden borne by us in the future. The technicalities of how the OECD Pillar Two model rules and the EU directive are transposed into domestic legislation by each jurisdiction are still to be determined for many jurisdictions and consultation on a number of areas remains ongoing. We will continue to monitor developments closely, though we expect this could lead to an increase in the Group’s effective tax rate and tax payments in the future.
The OECD’s BEPS 2.0 project has also proposed a new basis for taxing profits attributable to intangible assets under Pillar One, including new rules for defining a taxable presence for businesses which operate in a market without a physical presence by using a concept of “significant economic presence” or “significant digital presence” and seeking to apply a formulary approach using attribution factors that give greater weight to the user or consumer market location once the threshold for triggering sufficient “nexus” in that market has been reached. Such changes could result in us being treated as having a taxable presence, and becoming subject to tax, in jurisdictions in which we are not currently taxable but in which we will have a “digital” presence and/or in our profits being allocated or attributed between the various jurisdictions in which we operate on a revised basis. It was originally proposed that changes under Pillar One would take effect from 2023 but consensus on the rules has been delayed; however, negotiations on the implementation of Pillar One have yet to reach an agreement on application and the implementation date. As per the OECD, negotiations on reaching a consensus on Pillar One are continuing but it is not clear when any agreement might be reached.
Additionally, the OECD announced on July 11, 2023 that agreement had been reached between 138 countries not to impose unilateral digital services taxes (“DSTs”) from January 1, 2024 until the earlier of December 31, 2024 and the entry into force of the Pillar One multi-lateral convention. The December 31, 2024 deadline has now passed with no agreement being reached on Pillar One, creating significant uncertainty as to the future of both the Pillar One regime and
DSTs globally. Without an agreement on Pillar One, there is a risk that other jurisdictions may seek to take unilateral action through DST regimes intended to capture the value generated from users/consumers located in the taxing jurisdiction by certain digital business models such as search engines, social media platforms and online marketplaces, at least until such time as there is a consensus reached on the implementation of Pillar One, or an alternative course of action is agreed by OECD countries. While some guidance has been released in relation to the application of these taxes, there is no certainty on the application of the rules to betting and gaming businesses and the rules may be applied differently across different jurisdictions. For example, we currently pay DST in Italy on these revenue streams, but there is a lack of clarity on how similar laws in other European countries should be applied to the industry. France has recently debated increases to its rate of DST from 3% to either 5% or 6%, and while those proposals ultimately failed, there is no certainty on the future impact of their DST. Canada implemented a DST with retrospective effect from January 1, 2022, notwithstanding the OECD consensus. It is currently unclear how any additional tax payable in those or other jurisdictions will impact on the tax payable in any of the jurisdictions in which we operate, on similar taxable income.
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

For example, the Office of the Chief Counsel of the U.S. Internal Revenue Service (the “IRS”) issued on August 7, 2020, a Generic Legal Advice Memorandum (“GLAM”) expressing the view that an organization involved in the operation of fantasy sports is liable for the excise tax on wagers under IRC § 4401 because fantasy sports entry fees are wagers. If the effects of the IRS Office of the Chief Counsel’s memorandum were to be applied, fantasy sports entry fees would no longer be considered non-taxable entry fees into games of skill and would become subject to an excise tax ranging from 0.25% to 2% per entry fee, depending on whether or not the entry fee is authorized under the law of the state in which such entry fee was accepted. Additionally, instead of delivering IRS Form 1099 to certain winning customers, we would be required to deliver IRS Form W-2G more regularly, which would require significant operational process changes. Consistent with the GLAM, the IRS subsequently assessed the federal wagering excise tax, at the 0.25% rate, on DFS entry fees received from 2015-2021. FanDuel disputes the assessment and has challenged it administratively. If necessary, FanDuel intends to challenge the assessment in court since, consistent with the interpretation in over twenty states, we consider DFS to be a game of skill and, therefore, not gambling, and, by extension, not “wagering.” Further, we and others that operate in the fantasy sports industry are engaged in the process of seeking to have the effects of the IRS Office of the Chief Counsel’s memorandum disapplied to us. The past and continuing efforts to seek such dis-application include participating in meetings (through outside legal counsel that represent us and others in the industry) with representatives of the IRS from time to time to further explain and discuss our industry’s operations and position and seeking further non-regulatory guidance from the U.S. Department of Treasury. To date, the U.S. Department of Treasury has not issued such guidance, and the IRS Office of the Chief Counsel has not issued a subsequent memorandum on the subject nor has it agreed to dis-apply the memo to us. Moreover, we cannot provide any assurance as to the success of these efforts or an expected timeline for when a final decision will be made by the IRS or any subsequent dispute resolution processes or court proceedings. If fantasy sports entry fees become subject to the excise tax, fantasy sports platforms are forced to deliver to the IRS Form W-2G for certain winning customers, or the IRS should issue further assessments and penalties for past treatment of DFS contests as non-wagering games of skill, it could have a material adverse effect on our business, financial condition and results of operations.
In addition to the issues outlined above, the current U.S. Administration has signaled its intent to make changes to its laws and its approach to international tax agreements by implementing a series of tax reform measures. The measures include the No Tax Breaks for Outsourcing Act 2025, the Defending American Jobs and Investment Act and a change in approach to Pillar 2. In addition the U.S. has proposed a series of tariffs on countries in response to what it perceives to be the imposition of extraterritorial and discriminatory taxes affecting American companies. The extent and exact form of these measures is not yet known but the measures could increase our global tax liability and have a material adverse effect on our financial condition. We will continue to monitor these developments and the potential impact on the Group.
Additionally, India’s Directorate General of Goods & Services Tax (the “DGGI”) is currently investigating the historical characterization of products such as rummy, fantasy games and poker as ‘games of skill’ (subject to tax of 18% on player commission) rather than ‘games of chance’ (subject to 28% tax on player stakes). In making GST returns, Junglee and PokerStars India have consistently followed the Supreme Court of India’s rulings in relation to the distinction between games of skill and games of chance and treated its products as games of skill. The DGGI has issued notices to multiple online gaming businesses alleging historical underpayment of GST, including to Junglee, and most recently to PokerStars India, for a total amount of ₹198.5 billion ($2.3 billion). The Group disputes that any additional tax is payable and has been advised that the notices received are not in accordance with the GST provisions applicable to past periods. As of the date of issue of this Annual Report, Junglee has had its case joined to the GST cases of other online gaming operators pending at the Supreme Court of India (the “Supreme Court”). The Supreme Court has stayed proceedings such that DGGI cannot take any further action against Junglee, including raising a demand of the alleged underpayment of GST, until the Supreme Court rules on the GST cases or vacates the stay. The lead case (The Directorate General of GST Intelligence vs. Gameskraft Technologies Private Limited) was ruled in favor of Gameskraft, the taxpayer, at the Karnataka High Court in May 2023, and found that taxes had been paid in accordance with the law, but the case remains unresolved at the Supreme Court. On June 22, 2024, a meeting of India’s Goods and Services Tax Council (the “GST Council”) (a constitutional body responsible for the formation and recommendation of GST law changes, held by the Supreme Court to be the ultimate authority on the GST issues), recommended amending the GST law to empower the Indian Central Government, on the recommendation of the GST Council, to waive any historical taxes not paid, where the common trade practice was either:
1.not to subject the goods or services to tax, or
2.to subject the goods or services to a lower tax rate than what is now being suggested by the DGGI.
The recommendation of the GST Council was incorporated into the Finance Act, 2024. While this law is not industry specific, if applied by the GST Council to be applied to the online real money gaming industry, we would expect the 18% GST already paid on platform commissions for past periods to be accepted as the applicable tax rate and the litigation described above will likely cease.

We are subject to periodic review and audit by domestic and foreign tax authorities. Tax authorities may disagree with certain positions we have taken or that we will take, and any adverse outcome of such a review or audit could have a negative effect on our business, financial condition and results of operations. Although we believe that our tax provisions, positions and estimates are reasonable and appropriate, tax authorities may disagree with certain positions we have taken. In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. We are subject to tax audits in certain jurisdictions, including the UK, Italy, India, the United States and Australia. The final resolution of those audits, and other audits or litigation, may differ from the amounts recorded in our consolidated financial statements included herein and may materially affect our consolidated financial statements in the period or periods in which that determination is made.
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
Non-compliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. Fines have previously been levied against us, particularly in the United Kingdom and United States, including a significant fine by the UKGC and certain other fines by relevant U.S. regulators, and it is likely that such enforcement initiatives will not only continue but could also potentially increase in frequency and scope. For example, one of our competitors was recently fined a record £19.2 million by the UK government for failures to comply with the Gambling Act, particularly regarding social responsibility and anti-money laundering rules. See also “—The UK government’s ongoing review of the UK Gambling Act may result in more onerous regulation of the betting and gaming industry in Great Britain, part of our second-largest market, which could have a material adverse effect on our business, financial condition and results of operations.”
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
In December 2020, the UK government commenced a review of the UK Gambling Act, with the objective of: (i) examining whether changes are needed to the system of gambling regulation in Great Britain to reflect changes to the gambling landscape since 2005 when the UK Gambling Act was passed, particularly due to technological advances; (ii) ensuring there is an appropriate balance between consumer freedoms and choice on the one hand, and prevention of harm to vulnerable groups and wider communities on the other; and (iii) ensuring customers are suitably protected whenever and wherever they are gambling, and that there is an equitable approach to the regulation of the online and the land-based industries. See “Item 1. Business—Our Licenses—United Kingdom and Ireland—United Kingdom.”
The call for evidence in connection with the review concluded in March 2021. On April 27, 2023, the UK government issued a white paper, which included proposals to:
•hold a consultation to determine the maximum staking limit for online slot gaming products of between £2 and £15 per spin, with options of a £2 limit per stake, £4 limit per stake or an approach based on individual risk for 18-24 year-old players;
•hold a consultation to determine whether to make player-set deposit limits mandatory or opt-out rather than opt-in;
•introduce a statutory levy (as a percentage of revenue) requiring all licensed operators to make contributions to help fund research, education and treatment of gambling harms; and
•hold a consultation on imposing new obligations on licensed operators to conduct:
•enhanced spending checks if a player loses £1,000 within one day or £2,000 within 90 days, with such thresholds halved for 18-24 year-old players; and
•financial vulnerability checks if a player loses more than £125 within one month or £500 within one year.
On November 27, 2024 the UK Government published the outcomes of two such consultations, stating its intention to pass legislation to:
•introduce maximum staking limits for online slot gaming products of £2 per spin for 18-24 year-old players and £5 per spin for players aged 25 and over; and
•with effect from April 2025, implement a statutory levy on licensed operator revenue for the research, prevention and treatment of gambling harms, at a rate of 1.1% of gross gambling yield for online operators and 0.5% of gross gambling yield for retail operators.
The relevant statutory instruments were signed into law on 25 February 2025, which means that the £5 staking limit will take effect from 9 April 2025 and the £2 staking limit will take effect from May 21, 2025.
Additionally, after a period of consultation, on May 1, 2024 the UKGC amended its License Conditions and Codes of Practice to require some operators to participate in a pilot of financial risk assessments from August 30, 2024 until April 2025. The UKGC also added to the License Conditions and Codes of Practice a requirement that financial vulnerability checks will take place at £150 net deposits in a rolling 30-day period from February 28, 2025, after an initial higher threshold of £500 net deposits in a rolling 30-day period from August 30, 2024 until February 27, 2025.

Furthermore, on 4 February 2025, the UKGC published its response to the consultation on player-set deposit limits. The UKGC stated that, with effect from 31 October 2025: (i) customers must be prompted to set a financial limit as part of the registration process or at the point at which the customer makes the first deposit or payment; (ii) customers must be presented with a ‘free text’ box to set a financial limit; and (iii) setting a financial limit must be the default choice and an action by the customer is required in order to decline setting a limit. The UKGC also said that it would issue a supplementary consultation to clarify that a gross deposit limit must be offered by all licensees, while other types of financial limit could also continue to be offered.
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
The UKI division generated 26% of our revenue for fiscal 2024. Although we seek to meet or exceed best practices in operations and customer protection with an emphasis on fair and responsible gaming, changes to regulation arising from the UK government’s review of the UK Gambling Act, or recent or further measures introduced by the UKGC or other bodies, could impede our ability to generate revenue in Great Britain and attract or retain new and existing customers in Great Britain, which could have a material adverse effect on our business, financial condition and results of operations. In line with our strategy to take a leadership role in responsible betting and gaming, we have implemented a broad range of player protections over the last four years during the pendency of the UK government’s review of the UK Gambling Act. We estimate that these changes have resulted in a loss of £150 million in annual revenue from our UKI business and that the incremental revenue impact from the proposed measures announced in the white paper could be between £50 million and £100 million, resulting in a total cumulative revenue impact of between £200 million and £250 million of annual UKI revenue.
The review of the UK Gambling Act could also result in changes to taxation policy applied to the betting and gaming industry. In the event His Majesty’s Treasury observes a reduction in the total taxes collected due to lower operator revenue within the new regulatory environment, this could cause His Majesty’s Treasury to attempt to remedy this reduction in total taxes by increasing tax rates and/or making other tax policy changes related to the betting and gaming industry. In October 2024, the new UK Labour Government confirmed that it still intends to consult on proposals to bring remote gambling into a single tax, rather than taxing it through a three-tax structure.
We face the risk of loss, revocation, non-renewal or change in the terms of our betting and gaming licenses.
Our betting and gaming licenses tend to be issued for fixed periods of time, after which a renewal of the license is required. For example, certain licenses held by members of the Group will expire and need to be renewed in the ordinary course of business. Licenses also typically include a right of revocation for the regulator in certain circumstances, for example, where the licensee is in breach of the relevant license provisions. If any of our betting and gaming licenses are not renewed, there are material delays in renewal, such licenses are revoked or such licenses are renewed on terms which are materially less favorable to us, this may restrict us from providing some or all of our services to customers located in the relevant jurisdiction and may result in our being required or choosing to withdraw from the jurisdiction either temporarily or permanently, either of which would have a consequent material adverse effect on our business, financial condition and results of operations.

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
We hold a number of licenses in a variety of jurisdictions across the globe. While our operational headquarters is in New York, we have further offices in 83 other locations as of the date of this Annual Report.
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

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental and sustainability matters, that could expose us to numerous risks.
We are subject to the evolving rules and regulations with respect to sustainability matters of a number of governmental and self-regulatory bodies and organizations, such as the European Union, the Irish and UK governments, the UK Financial Conduct Authority (“FCA”) and the International Sustainability Standards Board, that could make compliance more difficult and uncertain. In addition, regulators, customers, investors, employees and other stakeholders are increasingly focused on sustainability matters and related disclosures and often have disparate views on such matters. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention to comply with or meet those regulations and expectations. Developing and acting on sustainability initiatives and collecting, measuring and reporting sustainability-related information and metrics can be costly, difficult and time consuming. Further, sustainability-related information is subject to evolving reporting standards, including the CSRD and Corporate Sustainability Due Diligence Directive. Our sustainability initiatives and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy, consistency or completeness of our sustainability disclosures. Further, statements about our sustainability-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our sustainability-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our sustainability goals on a timely basis, or at all, our reputation and financial results could be adversely affected, and we could be exposed to litigation.
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
As part of obtaining real-money gaming licenses, the responsible gaming authority will generally determine the suitability of certain directors, officers and employees and, in some instances, significant shareholders. The criteria used by gaming authorities to make determinations as to who requires a finding of suitability or the suitability of an applicant to conduct gaming operations varies among jurisdictions, but generally requires extensive and detailed application disclosures followed by a thorough investigation. Gaming authorities typically have broad discretion in determining whether an applicant should be found suitable to conduct operations within a given jurisdiction. If any gaming authority with jurisdiction over our business were to find an applicable officer, director, employee or significant shareholder of ours unsuitable for licensing or unsuitable to continue having a relationship with us, we may be required to sever our relationship with that person, which could be materially disruptive to our business. Furthermore, we may be subject to disciplinary action or our licenses may be in peril if, after we receive notice that a person is unsuitable to be a significant shareholder or to have any other relationship with us or any of our subsidiaries, we: (i) pay that person any dividend or interest upon our voting securities; (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pay compensation in any form to that person for services rendered or otherwise; or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his, her or its voting securities.
Our Memorandum and Articles of Association (the “Articles of Association”) provide that any of our ordinary shares or other equity securities owned or controlled by any shareholder whom we determine is an unsuitable person (following consultation with reputable outside gaming regulatory counsel), will be subject to mandatory sale and transfer to either us or one or more third-party transferees.

Additionally, a gaming regulatory body may refuse to issue or renew a gaming license or restrict or condition the same, based on our present or past activities, or the past or present activities of our current or former directors, officers, employees, shareholders or third parties with whom we have relationships, which could materially and adversely affect our business, operations or financial condition. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect our directors, officers, key employees or other aspects of our operations. To date, we believe that we have obtained all governmental licenses, findings of suitability, registrations, permits and/or approvals necessary for our operations. However, we can give no assurance that any additional licenses, permits and approvals that may be required will be given or that existing ones will be renewed or will not be revoked. Renewal is subject to, among other things, continued satisfaction of suitability requirements of our directors, officers, key employees and shareholders. Any failure to renew or maintain our licenses or to receive new licenses when necessary would have a material adverse effect on us.
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
For example, in the United States, a subsidiary of TSG was subject to proceedings initiated by the Commonwealth of Kentucky in respect of activities carried out between 2006 and 2011 that resulted in our Group incurring a cash cost of $323 million (which amount includes the associated legal fees) in 2021 in connection with the settlement of those proceedings. In Australia, class action proceedings were commenced against our Sportsbet brand in late December 2024. The proceedings relate to Sportsbet's Bet Live Fast Code service.
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
The risk of financial fraud, including use of stolen or fraudulent credit card data, claims of unauthorized payments by customers and attempted payments by customers with insufficient funds are risks associated with the betting and gaming industry at large. We have incurred losses in this regard and may in the future incur similar or more substantial losses. Bad actors use increasingly sophisticated methods to engage in illegal activities, including activities involving personal data, such as unauthorized use of another person’s identity, account information or payment information, and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. For example, collusion between online poker players may occur through “chip dumping” (depositing and losing money against another colluding customer in an attempt to launder money). In addition, customers may commit or attempt to commit fraud or cheat, including through the use of AI or other sophisticated computer programs (“bots”) to create an artificial competitive advantage to increase winnings with respect to online poker products, or by so-called “account takeovers” (performed by obtaining control of the account and using the funds of a third party) in respect of betting and gaming products more generally. The use of bots to play other real-money games such as bingo, slots and other casino games are other known methods of online betting and iGaming fraud. Acts of fraud or cheating may involve various tactics, possibly in collusion with our employees or other customers.
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
We have implemented a variety of detection and prevention controls to minimize the opportunities for fraudulent play and collusion (including through the use of AI or bots). We must continually monitor and develop their effectiveness to counter innovative techniques, and we cannot guarantee that any of our measures will be effective now or in the future. Our failure to adequately detect or prevent fraudulent or other illegal transactions could harm our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition and results of operations.

Online betting and iGaming contracts may be unenforceable and may result in player claims for refunds that, if successfully adjudicated and enforced, could have a material adverse effect on our business, financial condition and results of operations.
In several of the markets in which we provide online betting and iGaming products and services, online betting and iGaming contracts are deemed by courts of law either to be null and void or unenforceable. Although the choice of law clauses in end-user terms and conditions stipulate that betting and gaming transactions take place in the location of the operator (rather than in the location of the customer), there is a risk that customers located in these markets could later demand to recover the funds that they have wagered on an online betting and iGaming site from the operators of the site. Player claims have materialized on an industry-wide basis in Austria and Germany for refunds of historic losses based on the assertion that, under applicable local law, the iGaming offering under a Maltese remote multi-jurisdictional license is contrary to local law. In 2023, we were granted a local gaming license in Germany with respect to the products upon which such claims are generally based and no longer operate with respect to those products in Germany under our Maltese remote license. However, we continue to operate under our Maltese remote license in Austria, where there is no available local regulatory framework. Generally, local courts have been ruling in favor of players in Germany and Austria, though a limited number of German courts have ruled in favor of operators. Certain claimants that have been successful in adjudicating final claims in Austria have sought enforcement of the resulting judgments in Malta. In June 2023, Malta enacted legislation which prohibits the enforcement of foreign judgments against authorized Maltese licensed operators who are acting lawfully in accordance with Maltese law, which enshrined into law long-standing Maltese public policy. To date, there has been no final decision in Maltese courts with respect to the enforcement of any player claim in Malta. If a material proportion of player claims were successfully enforced either in Malta or any other jurisdiction, it could have a material adverse effect on our business, financial condition and results of operations.
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
Financial and Banking Risks Relating to Our Operations
We are exposed to foreign exchange rate risk with respect to the translation of foreign currency denominated balance sheet amounts and to the risk of interest rate fluctuations.
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
Exchange rate fluctuations also affect our Consolidated Balance Sheet, particularly with respect to individual assets and liabilities.
Tariff-related disruptions may also lead to fluctuations in exchange rates as markets react to shifts in trade relationships, thereby increasing the volatility of foreign currency exposure.
In line with our risk management policies, we may, from time to time, hedge a portion of our currency exposures and try to limit any adverse effect of exchange rate fluctuations on our business, financial condition and results of operations, but there can be no assurance that such hedging will eliminate the potentially materially adverse effects of such fluctuations.

Our exposure to the risk of changes in market interest rates relate primarily to interest expense on our long-term debt obligations with floating interest rates, including our term loan facilities and revolving credit facility pursuant to a Syndicated Facility Agreement, dated November 24, 2023 (as amended the “Credit Agreement”). As a result of the cash generative nature of our business and the cash balances we retain on behalf of customers, we are also exposed to interest rate risk affecting the income earned on such deposits. Interest rate increases, disruption in the credit markets, changes to our credit ratings or other credit or macroeconomic factors could negatively impact the availability or cost of funding, including our ability to incur additional indebtedness to operate our ongoing operations, fund liquidity needs or to refinance our credit facilities on commercially reasonable terms or at all.
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
As of December 31, 2024, we had total long-term debt of $6,736 million. We may incur substantial additional indebtedness in the future, in particular in connection with future acquisitions, which remain a core part of our strategy, some of which may be secured by some or all of our assets. Our overall level of indebtedness from time to time may have an adverse effect on our strategy, including requiring us to dedicate portions of our cash flow to payments on our debt, thereby reducing funds available for reinvestment in the business, restricting us from securing the financing, if necessary, to pursue acquisition opportunities, limiting our flexibility in planning for, or reacting to, changes in our business and industry and placing us at a competitive disadvantage compared to our competitors that have lower levels of indebtedness.
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

Risks Relating to Ownership of Our Ordinary Shares
Fulfilling our financial reporting and other regulatory obligations as a U.S. public company is expensive and time consuming, and these activities may strain our resources.
As a public company with a recent U.S. listing of our ordinary shares in the United States, we are subject to the reporting requirements of the Exchange Act and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the related rules and regulations of the SEC, as well as the rules of the NYSE. The Exchange Act requires us to file annual and other reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, during 2024, we determined that the Company no longer qualifies as a foreign private issuer, as defined under the Exchange Act. As a result, effective as of January 1, 2025, the Company is no longer eligible to use the rules designed for foreign private issuers and is instead considered a U.S. domestic issuer. As such, the Company is required to comply with, among other things, U.S. proxy requirements and Regulation FD and its officers, directors and principal shareholders are subject to the beneficial ownership reporting and short-swing profit recovery requirements under Section 16 of the Exchange Act. The Company is also no longer eligible to rely upon exemptions from corporate governance requirements that are available to foreign private issuers or to benefit from other accommodations for foreign private issuers under the rules of the SEC or NYSE.

Compliance with these requirements places additional demands on our legal, accounting, finance and investor relations staff and on our accounting, financial and information systems, and have increased, and following the loss of foreign private issuer status has further increased, our legal and accounting compliance costs as well as our associated compensation expense. As a U.S.-listed company and domestic issuer, we have also enhanced our investor relations and corporate communications functions. These additional efforts may strain our resources and divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition or results of operations. We expect to incur additional incremental ongoing costs in connection with becoming a U.S. domestic issuer. The actual amount of the incremental expenses we will incur may be higher, perhaps significantly, from our current estimates for a number of reasons, and there may be additional costs we may incur that we have not currently anticipated.
We are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act, and we expect that our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls by the end of our fiscal 2025 year. This process requires significant documentation of policies, procedures and systems, review of that documentation by our internal auditing and accounting staff and testing of our internal control over financial reporting by our internal auditing and accounting staff. This involves considerable time and attention, may strain our internal resources and will increase our operating costs. We may experience higher than anticipated operating expenses and principal accountant fees as result. If our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our ordinary shares could be negatively affected, and we could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.
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
For the year ended December 31, 2024, management has assessed for the first time the effectiveness of our internal control over financial reporting for the purpose of Section 404(a) of the Sarbanes-Oxley Act. Due to an initial transition period established by the rules of the SEC, our independent registered public accounting firm is not required to issue a report under Section 404(b) of the Sarbanes-Oxley Act on the effectiveness of our internal control over financial reporting for the year ended December 31, 2024.
As set out in Item 9A. Controls and Procedures, we have identified deficiencies in our internal control over financial reporting that constitute material weaknesses as defined in Regulation S-X, covering a wide range of business and IT processes at a number of different locations.
In order to remediate the identified deficiencies, management has developed a comprehensive remediation plan, the implementation of which is ongoing. Details of both the remediation plan activities completed in the year ended December 31, 2024, and the remaining remediation activities to be completed in subsequent periods, are set out in Item 9A. Controls and Procedures.
While we are working to remediate the identified deficiencies as timely and efficiently as possible, at this time we cannot provide an estimate of the time it will take to complete this remediation plan. During the year ended December 31, 2024, the Company did not incur material costs as part of its remediation efforts; however, we cannot provide an estimate of costs expected to be incurred in connection with the implementation of this remediation plan. We expect the remediation to be time consuming and place significant demands on the Company’s financial and operational resources, but we do not believe the costs involved are reasonably likely to be material.
An independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act. Any testing conducted by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses for the purpose of the Sarbanes-Oxley Act or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. If we are unable to remediate any such material weaknesses, or if we identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls over financial reporting to the standards required by U.S. securities laws, we may not be able to accurately or timely report our financial condition or results of operations or prevent fraud. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have an adverse effect on our business, financial condition and results of operations.
We have not paid dividends on our ordinary shares since May 2020. If we do not pay dividends in the future, you may not receive any return on your investment unless you sell our ordinary shares that you own for a price greater than that which you paid for them.
We have not paid dividends on our ordinary shares since May 2020. The declaration, amount and payment of any future dividends on our ordinary shares will be at the sole discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, leverage levels, capital requirements, share repurchase commitments, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our shareholders or by our subsidiaries to us and such other factors as our Board may deem relevant. In addition, our ability to pay dividends may be limited by agreements governing any indebtedness that we or our subsidiaries may incur in the future. As a result, if we do not pay dividends in the future, you may not receive any return on an investment in our ordinary shares unless you sell our ordinary shares that you own for a price greater than that which you paid for them.

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
We previously announced that our Board authorized a share repurchase program of up to $5 billion of our ordinary shares. As of December 31, 2024, we have completed $121 million of this share repurchase program with approximately $4.9 billion remaining. The amount, frequency, and execution of our share repurchases pursuant to our share repurchase authorization may fluctuate based on our operating results, cash flows, and priorities for the use of cash for other purposes. These other purposes include, but are not limited to, operational spending, capital spending, acquisitions, and repayment of long-term debt. Other factors, including changes in tax laws, could also impact our share repurchases.
The share repurchase authorization does not obligate us to repurchase ordinary shares and we cannot guarantee that we will purchase all of the ordinary shares under such authorization or that it will enhance long-term shareholder value. The repurchase authorization could affect the trading price of our ordinary share and increase volatility, and any announcement of a pause in, or termination of, this program may result in a decrease in the trading price of our ordinary share. In addition, this program is a use of cash, which may reduce the availability of cash for other business purposes, including investments, acquisitions, dividends, or repayment of indebtedness.

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
The licensing or regulatory authorities in the principal jurisdictions in which Flutter has a betting and/or gaming license or in which the Group may seek a license in the future may have broad powers to request or require the reporting of various detailed information from and/or approve the qualification or suitability for licensing of, online betting and iGaming operators, including their directors, management and the holders of legal and/or beneficial interests in our shares. In some jurisdictions, such authorities may impose such information sharing and filing requirements on a continuous and ongoing basis, including in relation to the Group, its directors, management and the holders of legal and/or beneficial interests in ordinary shares. These powers may be exercised by regulators against the holders, whether legal or beneficial, of interests in shares or other securities in betting and gaming operators, as well as against the betting and gaming operators themselves, their directors and management.
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

To address the various requirements referred to above, certain provisions are contained in Flutter’s Articles of Association which permit it to restrict the voting or distribution rights attaching to ordinary shares or to compel the sale of ordinary shares if a holder of the legal and/or beneficial interests in ordinary shares does not satisfactorily comply with a regulator’s request(s) and/or the Group’s request(s) in response to regulatory action and/or if the regulator indicates that such shareholder is not suitable (a determination which in all practical effects is at the sole discretion of such regulator) to be the holder of the legal and/or beneficial interests in ordinary shares. Accordingly, to the extent a relevant threshold of ownership is passed, or to the extent any shareholder may be found by any such regulator to be able to exercise significant or relevant financial influence over the Group and is considered by a regulator to be unsuitable, there can be no assurance that any given holder of an interest in ordinary shares may not be subject to such restrictions or compelled to sell its ordinary shares (or have such ordinary shares sold on its behalf). If a holder of an interest in ordinary shares is required to sell its interests in ordinary shares (or have such ordinary shares sold on its behalf), subject to the Articles of Association, any such sale may be required at a time, price or otherwise on terms not acceptable to such holder.
Risks Relating to Our Jurisdiction of Incorporation
U.S. investors may have difficulty enforcing judgments against us, our directors and officers.
We are incorporated under the laws of Ireland, and a large portion of our assets are located outside of the United States, and some of our directors and officers are residents of Ireland or otherwise reside outside the United States. As a result, it may not be possible to effect service of process of proceedings commenced in the United States on such persons or us in the United States.
There is no treaty between Ireland and the United States providing for the reciprocal enforcement of judgments obtained in the other jurisdiction and Irish common law rules govern the process by which a U.S. judgment may be enforced in Ireland. As such, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on U.S. federal or state civil liability laws, including the civil liability provisions of U.S. federal or state securities laws, or hear actions against us or those persons based on such laws. The following requirements must be met as a precondition before a U.S. judgment will be eligible for enforcement in Ireland:
•the judgment must be for a definite sum (this excludes enforcement of non-monetary judgments and enforcement of actions concerning un-liquidated debt);
•the judgment must be final and conclusive, and the decree must be final and unalterable in the court which pronounces it;
•the judgment must be provided by a court of competent jurisdiction, and the procedural rules of the court giving the foreign judgment must have been observed;
•the U.S. court must have had jurisdiction in relation to the particular defendant according to Irish conflict of law rules; and
•the Irish courts must be satisfied that they have jurisdiction over the relevant judgment debtors in accordance with the applicable court rules in Ireland.
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
As a matter of Irish law, holders of our ordinary shares will have a statutory preemption right with respect to any issuance of our ordinary shares for cash consideration or the granting of rights to subscribe for our ordinary shares for cash consideration, unless such preemption right is disapplied, in whole or in part, either in our Articles of Association or by special resolution of our shareholders at a general meeting of shareholders. At our Annual General Meeting on May 1, 2024 (“the 2024 AGM”), shareholders opted out of statutory preemption rights in respect of any allotment of new shares for cash for (i) up to 8,869,952 new ordinary shares (representing approximately 5% of our issued share capital as at the date of the notice of the 2024 AGM); and (ii) up to an additional 8,869,952 new ordinary shares (representing approximately 5% of our issued share capital as at the date of the notice of the 2024 AGM), provided the proceeds of any such allotment as is referenced in sub-paragraph (ii) are used only for the purposes of financing (or refinancing) a transaction which the directors determine to be an acquisition or other capital investment of a kind contemplated by the Statement of Principles on Disapplying Preemption Rights. Thus, our Board is generally authorized to issue up to 17,739,905 new ordinary shares (representing approximately 10% of our authorized but unissued share capital as at the date of the notice of the 2024 AGM) on a non-preemptive basis for cash consideration until the authorization granted by shareholders expires at the next annual general meeting or August 1, 2025 (if earlier). The existing authority may be renewed by a further special resolution of shareholders at a general meeting.
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
Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our Articles of Association or by an ordinary resolution of our shareholders. At the 2024 AGM, shareholders authorized the Board to allot (i) up to 59,133,016 new ordinary shares (representing approximately 33.33% of our issued share capital as at the date of the notice of the 2024 AGM); and (ii) up to 118,266,033 new ordinary shares (inclusive of any shares issued pursuant to sub-paragraph (i)) (representing approximately 66.66% of our issued share capital as at the date of the notice of the 2024 AGM) provided any shares allotted pursuant to sub-paragraph (ii) are offered by way of a rights issue or other preemptive issue. The authorization granted by shareholders will expire at the earlier of our next annual general meeting or August 1, 2025 (if earlier). We cannot provide any assurance that this authorization will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.
Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our Articles of Association or by way of special resolution. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. We cannot provide any assurance that shareholder authorization will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities. See also “—Risks Relating to Our Ordinary Shares — Shareholders could be diluted in the future if we increase our issued share capital because of the disapplication of statutory preemption rights. In addition, shareholders in certain jurisdictions, including the United States, may not be able to exercise their preemption rights even if those rights have not been disapplied.”

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

We are regularly audited by various internal and external bodies that validate compliance with regulatory requirements and industry standards. We perform periodical internal assessments of the design and operating effectiveness of our cybersecurity controls, including penetration testing. Dedicated cyber teams in each division and at the Group level perform assurance activities against the Flutter cyber risk and control framework. A dedicated, independent IT internal audit team performs several audits each year on a risk-based approach to key and changing cyber risks. Internal audit's audit plan frequently covers cyber domains such as: patch and vulnerability, cyber threat management, security incident management, access management, network security, data loss prevention and business continuity planning. Agreed improvements are tracked through to completion.
We have specialist security teams available 24/7 located in key locations to respond to security incidents should they occur. We maintain cyber insurance to further reduce the consequences of certain types of incidents, and we disclose material incidents to relevant regulatory bodies. We have third-party providers who provide real-time and proactive threat and intelligence and retainer services that assist in forensics and incident support alongside retained legal counsel services.
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
Governance
Role of Management
The Group Chief Information Security Officer (“Global CISO”) is responsible for the Group’s cyber strategy and policies and supporting risk, assurance and reporting processes. Our Global CISO has over 20 years of extensive experience in cyber security domains and in senior leadership roles in the financial, media and government sectors. In addition, there are divisional directors of information security who are supported by over 250 cybersecurity specialists employed across Flutter to support the implementation of our cyber strategy.
We have established an Operational Risk and Compliance Committee (“ORCC”), which includes our Chief Financial Officer, Chief Legal Officer, Chief Operating Officer, Chief Information Officer (“CIO”), and Group directors across all functional teams. This committee, which meets monthly, oversees how risk and compliance standards are operationalized and enforced throughout the Group, including the implementation of risk mitigation activities where required. Areas that the ORCC covers, among others, include the Group’s cybersecurity risk and control environment and the enterprise risks and control environment of technology and legal risks.
Role of the Board
Our Board is primarily comprised of US nationals. The Risk and Sustainability Committee of the Board, is responsible for the review and oversight of issues related to the key technology risks facing the Company, including, but not limited to, the Company’s programs, policies, practices and safeguards for information technology, data privacy and protection, cybersecurity and fraud, identification, assessment, monitoring, mitigation and the overall management of those risks, and the Company’s cyberattack incident response and recovery plan. The Risk and Sustainability Committee receives standing quarterly updates from the Global CISO and CIO on, among other things, our divisional and Group-wide cyber risks, divisional progress on cyber initiatives, external insights, incident updates and post incident reviews, our cyber strategy and our views of the emerging threat landscape.
In addition, the Board receives regular updates via the Chair of the Risk and Sustainability Committee and various management committees, including the ORCC, Group internal audit, Group Risk and Group internal controls, and annual updates from the Global CISO and CIO on the state of cybersecurity across the Group. The Board is also notified of any relevant issues or incidents which have occurred or are reasonably likely to occur.

Item 2.            Properties
Our principal executive office is located in leased office space in New York and consists of approximately 54,374 square feet. We also have 83 other offices in North America, South America, Europe, Australia, Asia and Africa. Our offices range in size from 400 to 165,233 square feet, and the majority are leased. Additionally, we have 1,150 retail shops in ten jurisdictions (Armenia, Bosnia and Herzegovina, Georgia, Italy, Ireland, Montenegro, North Macedonia, Serbia, the United Kingdom, and the United States), 13 of which are owned by us, and the remainder of which are leased or subject to revenue share agreements, depending on the jurisdiction. Our retail locations range in size from 199 square feet to 14,000 square feet. We are not aware of any environmental issues or other constraints that would materially impact the intended use of our facilities. While we may require additional space and facilities as our business expands, we believe that our current facilities are adequate to meet our current needs.

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
Holders
As of February 20, 2025, there were 2,695 holders of record of our ordinary shares. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.
Dividends
The declaration, amount and payment of any future dividends on our ordinary shares will be at the sole discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, leverage levels, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our shareholders or by our subsidiaries to us and such other factors as our Board may deem relevant. In addition, as an Irish-incorporated company, our ability to pay dividends is dependent on the extent to which we have sufficient reserves available for distribution, and on the other limitations contained in the Irish Companies Act.
We have not paid dividends on our ordinary shares since May 2020. While we do not currently have any specific plans to pay dividends, we expect that the Group’s projected cash generation will permit us to return to shareholders capital that cannot be effectively deployed in organic investment or value creative M&A. We have recently announced a share repurchase program through which we expect to return up to $5 billion to shareholders over the next three to four years. See, Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchases.”
Recent Sales of Unregistered Securities
None
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about acquisitions of Flutter’s ordinary shares by Flutter during the fourth quarter of 2024:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (1)
October 1, 2024 to October 31, 2024	—	—	—	$—
November 1, 2024 to November 30, 2024	153,066	269.64	153,066	$4,958,729,507
December 1, 2024 to December 31, 2024	291,680	270.95	291,680	$4,879,700,362
Total	444,746	270.50	444,746
(1) On September 25,2024, our Board authorized a share repurchase program (the "2024 Share Repurchase Program") of up to $5 billion of our ordinary shares. The 2024 Share Repurchase Program does not have a fixed expiration date.
(2) Average price per share excludes any excise tax.

Performance Graph
The following performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.
The graph below compares the cumulative total shareholder return on our ordinary shares since we began trading on the New York Stock Exchange under the symbol “FLUT,” on January 29, 2024 to the total returns of the S&P 500 Index and the S&P 500 Consumer Discretionary Index. The comparative returns shown in the graph assumes the investment of $100 in our ordinary share, the S&P 500 Index, and the S&P 500 Consumer Discretionary Index on January 29, 2024.
The share price performance included in this graph is not necessarily indicative of future stock price performance.
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
Irish Taxes Applicable to U.S. Holders
Irish Tax on Dividends
Dividend withholding tax (“DWT”) at a rate of 25% can apply to distributions on our ordinary shares unless an exemption is available. Distributions paid in respect of our ordinary shares that are owned by a U.S. resident and held through DTC will not be subject to DWT provided the address of the beneficial owner of such ordinary shares in the records of the broker holding such ordinary shares is in the United States (and such broker has further transmitted the relevant information to a qualifying intermediary appointed by us). Distributions paid in respect of our ordinary shares that are owned by a U.S. resident and held directly will not be subject to DWT provided the beneficial owner of such ordinary shares has provided our transfer agent with a completed IRS Form 6166 prior to payment of the distribution.
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
Holders of our ordinary shares wishing to transfer their ordinary shares into (or out of) DTC may do so without giving rise to Irish stamp duty provided that:
•there is no change in the beneficial ownership of such shares as a result of the transfer; and
•the transfer into (or out of) DTC is not effected in contemplation of a sale of such shares by a beneficial owner to a third party.

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
We are the industry leader by size with 13.9 million AMPs and $14,048 million of revenue globally for fiscal 2024. See “—Key Operational Metrics” below for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
Our strategy involves expanding our Group’s player base and growing player value through product innovation and efficient player incentive spend, while also increasing the efficiency of our marketing investment and operating leverage to deliver high net income (loss) margins and Adjusted EBITDA Margins.
We believe that we are well-positioned to capitalize on the future long-term growth of the markets we operate in due to the following:
Access to significant market opportunity: The U.S. market is expected to continue to experience significant growth as additional U.S. states are expected to legalize sports betting and iGaming. Outside of the U.S., the market is already very large and continues to grow.
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
The Flutter Edge: We refer to our Group’s global differentiator across product, technology, expertise and scale provided by empowering our local hero brands with the benefits of a global leader as the “Flutter Edge.” It represents the symbiotic relationship between our teams and divisions, with all contributing to and benefitting from the Flutter Edge.
Optimal strategy to deliver success: We have a clearly defined Group strategy to enable us to deliver on our strategic priorities:
Win in the U.S. by (i) extending FanDuel Sportsbook's lead as the primary sportsbook in the U.S., (ii) cementing FanDuel Casino's position as the #1 casino brand and operator by gross gaming revenue and (iii) extend and deepen customer engagement through our Flywheel businesses, (iv) transforming our earnings profile through operating leverage. We believe that we have a sustainable winning strategy driven by (i) the most efficient acquisition engine, (ii) a superior product proposition, (iii) a world class generosity proposition, and (iv) the best pricing in the market, enabled by our leading talent, technology and data platform and enhanced approach to government and public affairs.
Win in rest of world by (i) consolidating our gold medal position in core markets, (ii) grow local hero brands through a combination of organic investment and M&A and (iii) enhance the earnings profile through diversification and cost efficiencies.

Opportunity for long-term growth through our financial growth engine
We believe that we are well-positioned to capitalize on the future long-term growth of the markets we operate in, through our financial growth engine. This is built on:
•Sustainable revenue growth: We seek to expand the Group’s player base and grow player value through product innovation and efficient player incentive spend. We believe that there are significant revenue growth opportunities for both our U.S. and ex-U.S. businesses. As more U.S. states have legalized sports betting and iGaming, our U.S. business has grown revenue by 32%, from $4,404 million in fiscal 2023 to $5,798 million in fiscal 2024. Excluding the U.S. business, we have grown revenue by 12%, from $7,386 million in fiscal 2023 to $8,250 million in fiscal 2024, and we believe that our International “Consolidate and Invest” markets, which include Italy, Turkey, Georgia, Armenia, Spain, Serbia, Morocco, Brazil and India, provide the platform for continued high levels of future growth.
•Margin benefits: We seek to increase the efficiency of our marketing investment and operating leverage to deliver high net income (loss) margins and Adjusted EBITDA Margins. The Group’s net income (loss) margins and Adjusted EBITDA Margins have been negatively impacted in recent years by significant investments in marketing and customer acquisition in the U.S. division. As we deliver against our U.S. strategy, the net income (loss) margin and Adjusted EBITDA Margin of the U.S. division have improved and we expect this trajectory to continue and drive further improvement in our consolidated net income (loss) margin and Adjusted EBITDA Margin over time.
•Significant cashflow generation: Although acquisitions have resulted in increased long-term debt in recent years, we believe that sustained revenue growth and margin benefits will combine with low levels of capital intensity due to the scalable nature of our technology platforms, and positive working capital from our growing business, will permit us to reduce our leverage ratio and generate significant cash flow over time and unlock capital allocation opportunities for the Group. As of the end of fiscal 2024 and 2023, we had total long-term debt of $6,736 million and $7,056 million, respectively.
•Disciplined capital allocation: We aim to create long-term value through disciplined capital allocation, including:
(i)Disciplined organic investment: We believe that our player acquisition cost, lifetime value and player relationship management models and algorithms provide a disciplined evaluation framework enabling high returns from our investment in player growth and retention.
(ii)Value creative M&A: We have clear criteria for acquiring bolt-on, “local-hero” brands, with podium (i.e. top-three) positions in high-growth markets. These local heroes are then complemented in the post-acquisition period by the benefits of the Flutter Edge. Our acquisitions of FanDuel, Adjarabet, Junglee Games, tombola, Sisal, and MaxBet are examples of this strategy. We believe that there remains significant further M&A potential to add market-leading businesses in regulated markets where the Group does not currently have a presence.
(iii)Returns to shareholders: We expect that the Group’s projected cash generation will permit us to return to shareholders capital that cannot be effectively deployed in organic investment or value creative M&A. We have recently announced a share repurchase program through which we expect to return up to $5 billion to shareholders over the next few years. See “— Liquidity and Capital Resources” below for additional information regarding the share repurchase program.
We had a net income (loss) per share of $0.24, $(6.89) and $(2.44) for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
The combination of margin benefits, cashflow generation and disciplined capital allocation is expected to drive earnings per share growth and long-term value creation.

Our Products and Geographies
Our principal products include sportsbook, iGaming and other products, such as exchange betting, pari-mutuel wagering and DFS. For fiscal 2024, 56% of our revenue was derived from sportsbook, 40% of our revenue was derived from iGaming, and 4% of our revenue was derived from other products, while 91% of our revenue at the Group level was generated from our online businesses. Our online operations are complemented by 1,150 retail shops, mainly in the United Kingdom, Ireland, Italy and Serbia. In each market, we typically offer sports betting, iGaming, or both, depending on the regulatory conditions of that market.
In the first quarter of 2025, the Company updated its internal reporting, including the information provided to the chief operating decision maker to assess segment performance and allocate resources, and, as a result, will update its reportable segments in its quarterly report on Form 10-Q for the period ending March 31, 2025. Following these changes, the Company will have two reportable segments: U.S. and International, (which will include what was our UKI, International and Australia segments).
During fiscal 2022, fiscal 2023 and fiscal 2024, we operated a divisional management and operating structure across our geographic markets. Each division has an empowered management team responsible for maintaining the momentum and growth in their respective geographic markets. Our divisions were: (i) U.S., (ii) the United Kingdom and Ireland (“UKI”), (iii) International and (iv) Australia, which aligned with our four reportable segments.
(i)U.S.: Our U.S. division offers sports betting, casino, DFS and horse racing wagering products to players across various states in the United States, mainly online but with sports betting services also provided through a small number of retail outlets, and certain online products in the province of Ontario in Canada.
The U.S. division is our fastest growing and our largest division, constituting $5,798 million (or 41%) of our revenue for fiscal 2024. For the year ended December 31, 2024, we had an approximately 44% share of the online sports betting market in the states where FanDuel sportsbook was live and an approximately 25% share of the iGaming market in states where FanDuel casino was live.
The U.S. division consists of the following brands: FanDuel and TVG. As of December 31, 2024, our FanDuel online sportsbook was available in 23 states (Vermont and North Carolina were added in the fiscal quarter ended March 31, 2024 and the District of Columbia in the fiscal quarter ended June 30, 2024), our FanDuel online casino was available in 5 states, our FanDuel paid DFS offering was available in 44 states, our FanDuel or TVG online horse racing wagering product was available in 32 states and our FanDuel free-to-play products were available in all 50 states.
(ii)UKI: In the United Kingdom and Ireland, we offer sports betting (sportsbook), iGaming products (games, casino, bingo and poker) and other products (exchange betting) through our Sky Betting & Gaming, Paddy Power, Betfair and tombola brands. Although our UKI brands mostly operate online, this division also includes our 563 Paddy Power betting shops in the United Kingdom and Ireland as of December 31, 2024. Our UKI division constituted $3,598 million (or 26%) of our revenue for fiscal 2024.
(iii)International: Our International division includes our operations in over 100 global markets and offers sports betting, casino, poker, rummy and lottery, mainly online.
Sisal, the leading iGaming operator in Italy, is the largest brand in the International division following its acquisition in August 2022. The International division also includes PokerStars, Betfair International, Adjarabet and Junglee Games and most recently MaxBet which we acquired an initial 51% controlling stake in January 2024. MaxBet is a leading omni-channel sports betting and gaming operator in Serbia, creating an opportunity to accelerate growth and deliver a gold medal position in the Balkans region. In addition, effective from January 1, 2024, subsequent to our decision to close the sports betting platform FOX Bet, we reorganized how the PokerStars (U.S.) business is managed which resulted in a change in operating segment composition. From January 1, 2024, PokerStars (U.S.) is included in the International segment as opposed to the U.S. segment.
We plan to continue to diversify internationally and are taking our online offering into regulated markets with a strong gambling culture and a competitive tax framework under which we have the ability to offer a broad betting and iGaming product range.
Our International division constituted $3,257 million (or 23%) of our revenue for fiscal 2024.
(iv)Australia: In Australia, we offer online sports betting products through our Sportsbet brand, which operates exclusively in Australia and offers a wide range of betting products and experiences across local and global horse racing, sports, entertainment and major events. Our Australia division constituted $1,395 million (or 10%) of our revenue for fiscal 2024.

Listing of Our Ordinary Shares on the New York Stock Exchange
On January 29, 2024, our ordinary shares began trading on the NYSE under the symbol “FLUT.”
Non-GAAP Measures
We report our financial results in this Annual Report in accordance with accounting principles generally accepted in the U.S. (“GAAP”); however, management believes that certain non-GAAP financial measures provide investors with useful information to supplement our financial operating performance in accordance with GAAP. We believe Adjusted EBITDA and Adjusted EBITDA Margin, both on a Group-wide basis and segment basis, provide visibility to the performance of our business by excluding the impact of certain income or gains and expenses or losses. Additionally, we believe these metrics are widely used by investors, securities analysts, ratings agencies and others in our industry in evaluating performance.
Beginning January 1, 2024, the Group revised its definition of Adjusted EBITDA, which is the segment measure that management uses to evaluate performance and allocate resources. Adjusted EBITDA now excludes share-based compensation as management believes including share-based compensation can obscure underlying business trends as share-based compensation could vary widely among companies due to differing plans that result in companies using share-based compensation awards differently, both in type and quantity of awards granted.
Segment results for the year ended December 31, 2024, have been revised to reflect the change in operating segment measurement and change in operating segment composition.
Adjusted EBITDA and Adjusted EBITDA margin are not liquidity measures and should not be considered as discretionary cash available to us to reinvest in the growth of our business, or to distribute to shareholders, or as a measure of cash that will be available to us to meet our obligations.
Our non-GAAP financial measures may not be comparable to similarly-titled measures used by other companies, have limitations as analytical tools and should not be considered in isolation. Additionally, we do not consider our non-GAAP financial measures as superior to, or a substitute for, the equivalent measures calculated and presented in accordance with GAAP.
To evaluate our business properly and prudently, we encourage you to review the consolidated financial statements included elsewhere in this Annual Report, and not rely on a single financial measure to evaluate our business. We also strongly urge you to review the reconciliations between our most directly comparable financial measures calculated in accordance with GAAP measures and our non-GAAP measures set forth in “—Supplemental Disclosure of Non-GAAP Measures” below.
Key Operational Metrics
AMPs is defined as the average over the applicable reporting period of the total number of players who have placed and/or wagered a stake and/or contributed to rake or tournament fees during the month. This measure does not include individuals who have only used new player or player retention incentives, and this measure is for online players only and excludes retail player activity.

We present AMPs for each of our product categories, for each of our divisions and for the consolidated Group as a whole as we believe this provides useful information for assessing underlying trends. At the product category level, a player is generally counted as one AMP for each product category they use. In circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at each of the division and Group levels while also counting this player as one AMP for each separate product category that the player is using. For example, a player who uses FanDuel Sportsbook in the sportsbook product category and FanDuel Casino in the iGaming product category, in each case within the U.S. division, would appropriately count as one AMP for each of the sportsbook product category and the iGaming product category but only as one AMP for the U.S. division and one AMP for the Group as a whole. As a result, the sum of the AMPs presented at the product category level in each of our U.S., UKI and International divisions, where we offer multiple product categories (and in contrast to our Australia division, where we only offer our sportsbook product category), is greater than the total AMPs presented at the division level. For example, we reported within our U.S. division for fiscal 2024, AMPs of 3.1 million for our sportsbook product category, AMPs of 0.8 million for our iGaming product category and AMPs of 0.5 million for our other product category, while reporting AMPs for our U.S. division of 3.8 million (which figure is lower than the sum of 4.4 million that would be calculated by adding AMPs presented at the product category levels). Because the AMPs we present for the consolidated Group as a whole simply represent the sum of the AMPs we present for each of our four divisions, the sum of the AMPs we present for each of our product categories at the Group level will also exceed the total AMPs we present for the consolidated Group as a whole.
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
In addition to the duplication that arises when the same individual player is using multiple brands as described in the immediately preceding paragraph, we do not eliminate from the AMPs information presented for the Group as a whole duplication of individual players who use our product offerings in multiple divisions during the reported period. For example, a player who uses Betfair Casino in the iGaming product category within the UKI division and PokerStars Sports in the sportsbook product category within the International division would appropriately count as one AMP for each of the iGaming product category and the sportsbook product category and would appropriately count as one AMP for each of the UKI division and the International division; as a result, this player would count as two AMPs (rather than one AMP) for the Group as a whole. We are unable to quantify the level of duplication that arises as a result of these circumstances, but do not believe it to be material and note that players must demonstrate residency within the geography covered by a division to sign up for an account, and accordingly such duplication could only arise in the circumstance of an individual player having multiple residences across different divisions.
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
The acquisitions and disposals that we completed in the periods under discussion are noted below:
•In January 2024, we acquired an initial 51% controlling stake in MaxBet, a leading omni-channel sports betting and gaming operator in Serbia for cash consideration of $143 million (€131 million). The share purchase agreement includes call and put options to acquire the remaining 49% stake in 2029.
•On August 4, 2022, we completed the acquisition of Sisal, Italy’s leading iGaming operator, from CVC Capital Partners Fund VI for cash consideration of $2,037 million.
•On July 1, 2022, we acquired the remaining 49.0% stake in Adjarabet, one of the largest iGaming operators in the regulated Georgian market, for consideration of $251 million, bringing our holding in Adjarabet to 100%, an increase from our previous controlling interest of 51.0%, which we acquired in February 2019.
•On January 10, 2022, we acquired tombola, one of the leading online bingo operators in the UK market. The purchase comprised of a cash payment of $557 million.
In September 2024, we announced two strategic acquisitions. First: the acquisition of a 56% interest in NSX Group, a leading Brazilian operator of the Betnacional brand for cash consideration of approximately $320 million (Brazilian Real 1,981 million), subject to customary completion accounts adjustments with a redemption mechanism in the form of call and put options which allows us to acquire the remaining interest in year five and year ten following the completion date. Second, the acquisition of 100% of Snaitech S.p.A., one of Italy’s leading omni-channel operators for a cash consideration of $2.4 billion (€2.3 billion). We expect these acquisitions to be completed in 2025 subject to customary closing conditions. We believe that both acquisitions fully align with our strategy to invest in leadership positions in international markets and will expand our reach in the attractive markets of Brazil and Italy.
Trends and Factors Affecting Our Future Performance
Significant trends and factors that we believe may affect our future performance include the items noted below. For a further discussion of trends, uncertainties and other factors that could affect our operating results see “Item 1A. Risk Factors.”
Industry Opportunity and Competitive Landscape
We operate within the global sports betting and iGaming market and offer a wide range of innovative products through a portfolio of Flutter brands. Our strategic objectives are to (i) extend our leadership position in the U.S. and (ii) win leadership positions in the rest of our global markets. We believe our unparalleled portfolio of products, diversified geographic footprint and the benefit of the combined power of the Group, which we refer to as the Flutter Edge, provide our key competitive advantages which empower Flutter’s brands to deliver sustainable value in this market.
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

Regulatory Environment
We operate in a highly regulated industry, where laws and legislations are ever-changing. On the one hand, this provides us with opportunities for expansion of our footprint into new markets. For example, in the U.S., we launched our online sportsbook products in New York, Louisiana, Wyoming, Kansas and Maryland in fiscal 2022, Ohio and Massachusetts in fiscal 2023 and Vermont, North Carolina and the District of Columbia in fiscal 2024, following the recent relaxation of state regulations.
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
Impact and Remediation of Internal Controls Deficiencies

As discussed in Part I, we have identified deficiencies in our internal control over financial reporting that constitute material weaknesses. See “Item 1A. Risk Factors—Risks Relating to Ownership of Our Ordinary Shares—We have identified deficiencies in our internal control over financial reporting that constitute ‘material weaknesses’ as defined in Regulation S-X. If we are unable to remediate these deficiencies, or if we identify material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting to the standards required by U.S. securities laws, we may not be able to accurately report our financial condition or results of operations or prevent fraud.”

In order to remediate the identified deficiencies, management has developed a comprehensive remediation plan. Details of the material weaknesses and the remediation plan are set out in “Item 9A. Controls and Procedures”. During the fiscal year ended December 31, 2024, the Company has not incurred material costs as part of its remediation efforts; however, we cannot provide an estimate of costs expected to be incurred in connection with the implementation of this remediation plan. We expect the remediation to be time consuming and place significant demands on the Company’s financial and operational resources, but we do not believe the costs involved are reasonably likely to be material. Management does not believe that the material weaknesses had a material impact on the financial condition, results of operations or cash flows of the Company for the year ended December 31, 2024.
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
Technology, Research and Development Expenses
Technology, research and development expenses include compensation, employee benefits and share-based compensation for technology developers and product management employees as well as fees paid to outside consultants and other technology related service providers. These expenses are not directly associated with revenue generating activities and are intended to improve and facilitate the player experience, ensuring the quality and safety of the player experience on our online sports betting and iGaming platform and protecting and maintaining our reputation. It also includes depreciation and amortization related to computer equipment and software used in the above activities together with equipment lease expenses, connectivity expenses, office facilities and office facility maintenance costs related to the above activities.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of expenses associated with advertising, sponsorships, market research, promotional activities, amortization of trademarks and customer relations, and the compensation and employee benefits of sales and marketing personnel, including share-based compensation expenses. Advertising costs are expensed as incurred and are included in sales and marketing expenses in our Consolidated Statements of Comprehensive (Loss).
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
Interest Expense, Net
Interest expense, net includes interest expenses, unwinding of discounts on long-term debt and bank guarantees, offset by interest income.
Income Tax Benefit (Expense)
Income tax benefit (expense) represents income tax benefit (expense) generated in jurisdictions where the Group operates. Our effective tax rates will vary depending on the relative proportion of foreign to domestic income, interest, penalties, changes in the valuation of our deferred tax assets and liabilities, changes in unrecognized tax benefits and changes in tax laws.
Operating Results
Operational and Financial Metrics for the Group
The following table presents our AMPs for the Group, by total Group and by product category for fiscal 2024, 2023 and 2022:

	Fiscal
AMPs (Amounts in thousands)	2024	2023	2022
Total Group AMPs [1]	13,898	12,325	10,245
Group AMPs by Product Category [1]
Sportsbook	8,365	7,383	6,187
iGaming	6,697	5,718	4,583
Other	1,366	1,413	1,275

(1)In circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the Group level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the Group level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents a summary of our financial results for the periods indicated and is derived from our consolidated financial statements for the years ended December 31, 2024, 2023 and 2022:

	Fiscal
(Amounts in $ millions, except percentages)	2024	2023	2022
Revenue	$14,048	$11,790	$9,463
Cost of Sales	(7,346)	(6,202)	(4,813)
Gross profit	$6,702	$5,588	$4,650
Technology, research and development expenses	(820)	(765)	(552)
Sales and marketing expenses	(3,205)	(3,776)	(3,014)
General and administrative expenses	(1,808)	(1,596)	(1,172)
Operating profit (loss)	$869	$(549)	$(88)
Other (expense) income, net	(434)	(157)	5
Interest expense, net	(419)	(385)	(212)
Income (loss) before income taxes	$16	$(1,091)	$(295)
Income tax benefit (expense)	146	(120)	(75)
Net income (loss)	$162	$(1,211)	$(370)
Net income (loss) margin [1]	1.2%	(10.3)%	(3.9)%
Adjusted EBITDA [2]	$2,357	$1,875	$1,288
Adjusted EBITDA Margin [2]	16.8%	15.9%	13.6%

(1)Net income (loss) margin is net income (loss) divided by revenue.
(2)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. See “—Supplemental Disclosure of Non-GAAP Measures” for additional information about these measures and reconciliations to the most directly comparable financial measures calculated in accordance with GAAP.
Fiscal 2024 Compared to Fiscal 2023
Our total revenue grew by 19%, to $14,048 million for fiscal 2024 from $11,790 million for fiscal 2023, with AMPs up 13% to 13.9 million and AMP growth across all segments. The key drivers of Group revenue growth were (i) continued strong online revenue growth of our U.S. segment, with revenue 32% higher period on period, despite unfavorable sports results primarily relating to the NFL season during the fourth quarter of fiscal 2024, (ii) UKI market share growth from sustained market leadership driving increases in UKI revenue by 18%, including the benefit of favorable sports results during fiscal 2024 and (iii) a strong International performance particularly in Italy and the addition of Maxbet, which represented 1% of total Group revenue for fiscal 2024. The impact of sports results in fiscal 2024, which is calculated as the difference between our expected net revenue margin for the period and our actual net revenue margin had an approximately 3% negative impact on total revenue growth for fiscal 2024, primarily due to unfavorable sports results in the U.S. segment relating to the NFL season in the fourth quarter of 2024.
Cost of sales increased by 18%, to $7,346 million for fiscal 2024 from $6,202 million for fiscal 2023, broadly in line with the increase in revenue, to result in cost of sales as a percentage of revenue at 52% for fiscal 2024, which is slightly decreased compared with 53% for fiscal 2023.
Technology, research and development expenses increased by 7%, to $820 million for fiscal 2024 from $765 million for fiscal 2023, primarily driven by continued investment in product development to enhance the customer proposition of our brands across the Group and increased labor costs as we continue to scale our business in the U.S.
Sales and marketing expenses decreased by 15%, to $3,205 million for fiscal 2024 from $3,776 million for fiscal 2023. Sales and marketing expenses as a percentage of revenue was 23% for fiscal 2024, a decrease of 900 basis points from 32% compared with fiscal 2023. This decrease was driven by (i) significant economies of scales achieved in existing states with continued disciplined player acquisition investment in the United States partly offset by new state launches and (ii) an impairment loss of $725 million related to PokerStars’ trademark recognized in fiscal 2023.

General and administrative expenses increased by 13%, to $1,808 million for fiscal 2024 from $1,596 million for fiscal 2023. The increase was primarily as a result of (i) the continued expansion of our U.S. business; (ii) advisory fees related to activities associated with the change in the primary listing of the Group; and (iii) an increase in labor cost due to greater investment in the Group’s workforce.
Operating profit (loss) increased by $1,418 million, to a profit of $869 million for fiscal 2024 from a loss of $549 million for fiscal 2023, as a result of the factors above.
Other expense, net increased by $277 million to $434 million in fiscal 2024 from $157 million in fiscal 2023. This increase was primarily driven by (i) an increase in the fair value loss of $261 million on the Fox Option liability for fiscal 2024; and (ii) a decrease in foreign exchange gain of $29 million for fiscal 2024 partially offset by a decrease in financing related fees not eligible for capitalization of $21 million for fiscal 2024 when compared to fiscal 2023.
Interest expense, net increased by $34 million, to $419 million for fiscal 2024 from $385 million for fiscal 2023, primarily as a result of the issuance of $525 million aggregate principal amount of USD-denominated senior secured notes due 2029 (the “USD Notes”) and €500 million aggregate principal amount of EUR-denominated senior secured notes due 2029 (the “EUR Notes” and, together with the USD Notes, the “Notes”) in April 2024, which was partially offset by $26 million increase in interest income for fiscal 2024.
Income tax benefit (expense) increased by $266 million to $146 million of income tax benefit for fiscal 2024 from $120 million income tax expense for fiscal 2023. The movement is primarily due to the change in valuation allowance, related to the release in U.S. federal and state deferred tax assets, as well as the change in amount and jurisdictional mix of profits in which the Group has a taxable presence and tax impact of discrete adjustments.
Net income (loss) increased by $1,373 million, or 113%, to a net income of $162 million for fiscal 2024 from a net loss of $1,211 million for fiscal 2023, and net income (loss) margin increased to 1.2% net income margin from 10.3% net loss margin for fiscal 2023, as a result of the factors above.
Adjusted EBITDA increased by 26%, to $2,357 million for fiscal 2024 from $1,875 million for fiscal 2023. Adjusted EBITDA Margin increased by 90 basis points to 16.8% from 15.9% reflecting the revenue performance and operating cost savings in sales and marketing expenses as outlined above.
Fiscal 2023 Compared to Fiscal 2022
Our total revenue grew by 25%, to $11,790 million for fiscal 2023. The growth was mainly driven by continued expansion of our player base, with AMPs up 20% to 12.3 million and AMP growth across all segments. Our U.S. segment was a key driver of this growth, with revenue 42% higher year on year despite the impact of adverse sports results. Sports results are calculated as the difference between our expected net revenue margin for the period and our actual net revenue margin, which were particularly pronounced in the quarter ended December 31, 2023 and had an approximately 7.8 percentage point growth impact. Revenue growth outside of the U.S. of 16% year on year was partly driven by strong growth in UKI and in our “Consolidate and Invest” markets within International. We also benefited from the full year consolidation of the Sisal business acquired during fiscal 2022, which generated $1,218 million of revenue in fiscal 2023 and added 7.1 percentage points to Group revenue growth. On a pro forma basis, including Sisal as if it were consolidated for the entirely of both fiscal 2022 and 2023, Group revenue grew 17% compared with the prior year. This was partly offset by a decrease in revenue in our Australia segment, particularly in racing due to a reduced level of player engagement following easing of COVID-19 restrictions.
Cost of sales increased by 29% to $6,202 million or by 200 basis points as a percentage of revenue to 53% for fiscal 2023. The increase was primarily driven by the annualization of point of consumption tax rate changes in Australia which were increased during the second half of fiscal 2022.
Technology, research and development expenses increased by 39%, to $765 million for fiscal 2023, primarily driven by the full year consolidation of Sisal and continued investment in product development to enhance the customer proposition of our brands across the Group, and particularly for FanDuel in our U.S. segment.

Sales and marketing expenses increased by 25% to $3,776 million for fiscal 2023 primarily due to an impairment loss of $725 million related to PokerStars’ trademark. This reflects the changes we are implementing to optimize the PokerStars business model such as focused investment in our “Consolidate and Invest” markets while reducing sales and marketing expense in our “Optimize and Maintain” markets. The sales and marketing expense increase also included disciplined investment in the continued expansion of our footprint across the U.S. and in our UKI segment to drive market share gains. Sales and marketing expenses as a percentage of revenue of 32% remained consistent by 20 basis points compared with fiscal 2022 as the impact of the impairment loss offset the efficiencies delivered across our business as a result of (i) a greater proportion of our revenue coming from existing states in the U.S. where the proportionate levels of marketing spend are lower, as well as the benefit from the efficiencies of national advertising; (ii) a more personalized approach to spend within UKI; and (iii) more targeted investment in our International segment.
General and administrative expenses increased by 36% to $1,596 million for fiscal 2023. The increase was primarily as a result of (i) the continued expansion of our U.S. business; (ii) the full year consolidation of the Sisal business acquired during fiscal 2022; and (iii) an increase in corporate overhead due to greater investment in Group resource, technology, and research and development initiatives. The increase also reflects fees associated with the U.S. listing of Flutter shares of $86 million and the Fox Option arbitration proceedings of $30 million.
Operating profit declined by $461 million to $549 million for fiscal 2023, primarily due to the impairment loss of $725 million relating to the PokerStars trademark which more than offset the strong revenue growth across the Group during the year.
Other expense, net increased by $162 million from an income in fiscal 2022 of $5 million to an expense in fiscal 2023 of $157 million. This increase was primarily driven by (i) the impact of a fair value loss on the Fox Option Liability in fiscal 2023 of $165 million, when compared with a gain of $83 million in fiscal 2022, and (ii) an increase of $145 million related to the fair value gain on derivative instruments to $7 million in fiscal 2023, from $152 million in fiscal 2022. The increase in expense was partly offset by a reduction in expense related to the recognition of a foreign exchange gain of $43 million in fiscal 2023 as compared with a loss of $162 million in fiscal 2022.
Interest expense, net increased by $173 million to $385 million for fiscal 2023 primarily as a result of an increase in long-term debt associated with the acquisition of Sisal, along with a higher cost of servicing existing debt during the year.
Income tax expense increased by $45 million to $120 million for fiscal 2023. The movement is primarily due to the change in the mix of profits in the jurisdictions in which the Group has a taxable presence as well as the tax effect of acquisition related intangible assets and internal intangible asset transfers.
Net loss increased by $841 million for fiscal 2023 primarily due to the impairment loss of $725 million which more than offset the strong revenue growth across the Group during the year, while net loss margin increased by 600 basis points to 10.3% as a result of the factors above.
Adjusted EBITDA increased by 46% to $1,875 million for fiscal 2023 reflecting the revenue performance and cost trends outlined above. Adjusted EBITDA Margin increased by 230 basis points from 13.6% to 15.9% primarily due to (i) a reduction in sales and marketing expense as a percentage of revenue of 480 basis points for the Group driven by a greater proportion of our revenue coming from existing states in the U.S. division, where the proportionate levels of marketing spend are lower than in new states; and (ii) economies of scale driven by expansion into new states in the U.S. These were partially offset by the impact of the annualization of point of consumption tax rate increases in Australia which came into effect during the second half of fiscal 2022.

Operational and Financial Metrics by Segment
U.S.
The following table presents a summary of our operational metrics for the U.S. segment for fiscal 2024, 2023 and 2022:

	Fiscal
AMPs (Amounts in thousands)	2024	2023	2022
Total U.S. AMPs(1)	3,784	3,152	2,248
U.S. AMPs by Product Category(1)
Sportsbook	3,146	2,553	1,645
iGaming	777	571	383
Other	497	549	573
Stakes (amounts in $ millions)	$50,876	$41,016	$28,839
Sportsbook net revenue margin	7.9%	7.5%	7.3%

(1)Total U.S. AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the U.S. division level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the U.S. division level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the U.S. segment for fiscal 2024, 2023 and 2022:

	Fiscal
(Amounts in $ millions, except percentages)	2024	2023	2022
U.S.
Sportsbook	$4,013	$3,072	$2,100
iGaming	1,524	1,045	687
Other	261	287	316
Total U.S. revenue	$5,798	$4,404	$3,103
Adjusted EBITDA	$507	$232	$(175)
Adjusted EBITDA Margin	8.7%	5.3%	(5.6)%
Fiscal 2024 Compared to Fiscal 2023
Total revenue for our U.S. segment grew by 32% to $5,798 million for fiscal 2024 from $4,404 million for fiscal 2023, reflecting AMP growth of 20%. Sportsbook revenue increased by 31%, with amounts staked increased by 24% to $50,876 million and AMPs 23% higher at 3.1 million from strong growth in both new and existing states. Sportsbook net revenue margin increased to 7.9% for fiscal 2024 compared to 7.5% for fiscal 2023. This reflected continued expansion of our expected sportsbook net revenue margin, driven by our market leading pricing capabilities and innovative product offerings, partly offset by unfavorable sports results relating to the NFL season during the fourth quarter of fiscal 2024. There was a 70 basis points adverse impact from unfavorable sports results compared with the prior period (sports results for fiscal 2024: 120 basis points unfavorable; for fiscal 2023: 50 basis points unfavorable).
iGaming revenue for fiscal 2024 increased by 46% to $1,524 million from $1,045 million for fiscal 2023, driven by an increase in AMPs of 36% period on period to 0.8 million for fiscal 2024. This reflected our focus on improving customer experiences and product innovation including the launch of exclusive new slot games and exclusive content. In addition, market leading generosity continued to drive customer strong direct casino and cross-sell customer engagement.
Other revenue for fiscal 2024 decreased by 9% period on period driven by a decline in DFS where a portion of our DFS player base has migrated some or all of their play to our sportsbook product.

Adjusted EBITDA for the U.S. was $507 million for fiscal 2024, a $275 million increase compared to fiscal 2023. Adjusted EBITDA Margin improved to 8.7% for fiscal 2024 from 5.3% in fiscal 2023. These improvements were driven by (i) an increase in revenue as a result of the factors above; and (ii) significant economies of scales achieved in sales and marketing expenses through continued disciplined player acquisition investment in existing states, partly offset by (i) the impact of adverse sports results on revenue; (ii) increased taxes in Illinois which came into effect from July 1, 2024; (iii) new state launches; and (iv) an increase in technology, research and development expenses and general and administrative expenses reflecting the investment to scale our product and technology capabilities.
Fiscal 2023 Compared to Fiscal 2022
Total revenue for our U.S. segment grew by 42% to $4,404 million for fiscal 2023 reflecting AMP growth of 40%. Sportsbook revenue increased by 46%, with amounts staked up 42% to $41,016 million. Revenue and stakes increased due to (i) the expansion of our online footprint to three new states in fiscal 2023 (Ohio, Massachusetts and Kentucky), including successful conversion of a high proportion of our DFS player base in these states to sportsbook products; (ii) a full year’s contribution from the five states opened in fiscal 2022; and (iii) continued strong online growth in pre-2022 state launches with revenue growth of approximately 25%. Sportsbook AMPs were 55% higher at 2.6 million in fiscal 2023. Sportsbook net revenue margin increased to 7.5% in fiscal 2023 compared to 7.3% in fiscal 2022, primarily due to improvements in our pricing and risk management capabilities and product proposition, partially offset by an increase in new player incentives and customer friendly sports results. The impact of sports results, calculated as the difference between our expected net revenue margin and actual net revenue margin during fiscal 2023, was 50 basis points of adverse impact in fiscal 2023 compared with 10 basis points of favorable impact in fiscal 2022.
iGaming revenue for fiscal 2023 increased by 52% driven by both player growth and higher levels of engagement. Our focus on a broadened product portfolio and investing in the FanDuel Casino brand to acquire direct casino players led to a 49% increase in AMPs to 571 thousand for fiscal 2023.
Other revenue for fiscal 2023 decreased by 9% driven by a decline in DFS where a portion of our DFS player base have migrated some or all of their play to our sportsbook product.
Adjusted EBITDA for the U.S. was $232 million for fiscal 2023, a $407 million increase compared to fiscal 2022. Adjusted EBITDA Margin improved to 5.3% for fiscal 2023 from (5.6)% in fiscal 2022. This improvement was driven by operating leverage in (i) sales and marketing expenses which reduced as a percentage of revenue by 10.7% percentage points to 26.1% in fiscal 2023 and (ii) general and administrative expenses. The improvement was partially offset by higher technology, research and developments costs to ensure we continue to deliver new products for our customers.
UKI
The following table presents a summary of our operational metrics for the UKI segment for fiscal 2024, 2023 and 2022:

	Fiscal
AMPs (Amounts in thousands)	2024	2023	2022
Total UKI AMPs(1)	4,167	3,911	3,710
UKI AMPs by Product Category(1)
Sportsbook	3,019	2,818	2,716
iGaming	2,298	2,030	1,815
Other	134	133	141
Stakes (amounts in $ millions)	$12,291	$12,372	$12,382
Sportsbook net revenue margin	13.8%	11.8%	10.7%

(1)Total UKI AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the UKI division level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the UKI division level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the UKI segment for fiscal 2024, 2023 and 2022:

	Fiscal
(Amounts in $ millions, except percentages)	2024	2023	2022
UKI
Sportsbook	$1,691	$1,463	$1,323
iGaming	1,741	1,404	$1,189
Other	166	180	$152
Total UKI revenue	$3,598	$3,047	$2,664
Adjusted EBITDA	$1,117	$911	$776
Adjusted EBITDA Margin	31.0%	29.9%	29.1%
Fiscal 2024 Compared to Fiscal 2023

Total revenue for our UKI segment increased by 18% to $3,598 million for fiscal 2024 from $3,047 million for fiscal 2023, with AMPs growth of 7% to 4.2 million, largely benefitting from the UEFA European Football Championship ("Euros") and strong iGaming AMP growth.
Sportsbook revenue increased by 16% to $1,691 million for fiscal 2024 from $1,463 million for fiscal 2023, mainly due to the Euros and an increase in net revenue margin of 200 basis points period on period to 13.8%. This was driven by the continued expansion of our expected net revenue margin due to greater adoption of higher margin same game parlay bet types. We also benefited from 150 basis points of favorable sports results period on period (sports results for fiscal 2024: 140 basis points favorable; for fiscal 2023: 10 basis points unfavorable). Sports results were particularly favorable during the Euros and the English Premier League for fiscal 2024.
iGaming revenue increased by 24%, to $1,741 million for fiscal 2024 from $1,404 million for fiscal 2023, driven by AMP growth of 13% through compelling promotions, free-to-play content and consistent delivery of product improvements which drove strong cross-sell rates.
Other revenue decreased by 8%, to $166 million for fiscal 2024 from $180 million for fiscal 2023, driven by the Betfair Exchange.
Adjusted EBITDA was $1,117 million in fiscal 2024, a 23% increase from $911 million for fiscal 2023. Adjusted EBITDA Margin increased by 110 basis points to 31.0%. The improvements were driven by (i) increase in revenue as a result of the factors above; and (ii) a reduction in cost of sales and research and development expenses as a percentage of revenue.
Fiscal 2023 Compared to Fiscal 2022
Total revenue for our UKI segment increased by 14% to $3,047 million for fiscal 2023 with AMP growth of 5% to 3.9 million. A strong performance by Flutter brands across both retail and online channels led to market share gains and strong revenue growth of 11% and 15%, respectively.
Adjusted EBITDA for UKI was $911 million in fiscal 2023, a 17% increase compared to fiscal 2022 reflecting the online and retail performances. Adjusted EBITDA Margin improved by 80 basis points to 29.9%. The improvement in margin was driven by efficiencies delivered within sales and marketing expenses, which reduced as a percentage of revenue by 90 basis points to 19.4%.

International
The following table presents a summary of our operational metrics for the International segment for fiscal 2024, 2023 and 2022:

	Fiscal
AMPs (Amounts in thousands)	2024	2023	2022
Total International AMPs(1)	4,782	4,151	3,197
International AMPs by Product Category(1)
Sportsbook	1,035	901	736
iGaming	3,623	3,117	2,385
Other	735	731	561
Stakes (amounts in $ millions)	$6,044	$4,864	$3,198
Sportsbook net revenue margin	12.1%	12.4%	10.5%

(1)Total International AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the International division level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the International division level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple divisions. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the International segment for fiscal 2024, 2023 and 2022:

	Fiscal
(Amounts in $ millions, except percentages)	2024	2023	2022
International
Sportsbook	$730	$603	$335
iGaming	2,389	2,172	1,696
Other	138	117	107
Total International revenue	$3,257	$2,892	$2,138
Adjusted EBITDA	$653	$562	$328
Adjusted EBITDA Margin	20.0%	19.4%	15.3%
Fiscal 2024 Compared to Fiscal 2023
Total revenue for our International segment increased by 13% to $3,257 million for fiscal 2024 from $2,892 for fiscal 2023, reflecting a 15% increase in AMPs. Revenue in our “Consolidate and Invest” markets grew 18% reflecting (i) good revenue growth in Italy (+9%) despite unfavorable sports results in the first quarter of 2024, (ii) the acquisition of MaxBet in January 2024 which contributed $207 million in revenue for fiscal 2024, and (iii) strong revenue growth in our other “Consolidate and Invest” markets including Turkey (+11%), Georgia (+19%) and Spain (+10%).
Sportsbook revenue increased by 21% to $730 million for fiscal 2024 from $603 million for fiscal 2023. This was mainly due to stakes increasing by 24% to $6,044 million including the benefit of the Euros, which was partly offset by the decrease in sportsbook net revenue margin of 30 basis points to 12.1%. The unfavorable sports results of fiscal 2024, primarily in Italy, led to a 20 basis point positive impact from sports results period on period (for fiscal 2024: 10 basis points unfavorable impact; for fiscal 2023: 30 basis points unfavorable impact).
iGaming revenue increased by 10% to $2,389 million for fiscal 2024 from $2,172 million for fiscal 2023, driven by the addition of MaxBet, strong revenue growth in Sisal and a 16% increase in AMPs.
Other revenue for fiscal 2024 increased by 18% driven by the new concession in Morocco.

Adjusted EBITDA for International was $653 million for fiscal 2024, a 16% increase from $562 million for fiscal 2023. Adjusted EBITDA Margin increased by 60 basis points to 20% for fiscal 2024. These increases were primarily driven by (i) the increase in revenue as a result of the factors above; (ii) cost savings from the closure of FOX Bet in August 2023 and the optimization of the PokerStars business model; and (iii) a one-off credit of $18 million from a historic legal case.
Fiscal 2023 Compared to Fiscal 2022
Total revenue for our International segment increased by 35% to $2,892 million for fiscal 2023. This was driven by an increase in AMPs of 30% primarily reflecting the full year consolidation of Sisal in fiscal 2023, which has delivered strong growth since joining the Group. During fiscal 2023, Sisal contributed $1,218 million of revenue compared with $465 million in fiscal 2022 and added 35 percentage points to the International segment’s revenue growth.
Sportsbook revenue increased by 80% with stakes up 52% and sportsbook net revenue margin growth of 190 basis points. The impact of sports results, calculated as the difference between our expected net revenue margin and actual net revenue margin during fiscal 2023, was broadly in line with the prior year with 30 basis points of adverse impact in fiscal 2023 compared with 70 basis points of adverse impact in fiscal 2022. iGaming revenue increased by 28%. This primarily reflects the addition of Sisal and growth in our “Consolidate and Invest” markets above.
Other revenue for fiscal 2023 increased by 9% driven by the increase in Betfair Exchange revenue.
Adjusted EBITDA for International was $562 million for fiscal 2023, a 71% increase compared to fiscal 2022. Adjusted EBITDA Margin increased by 410 basis points to 19.4% for fiscal 2023. The increase in margin was primarily driven by a reduction in sales and marketing expense as a percentage of revenue of 680 basis points to 16%. This was due to continued execution on our strategy of focused investment in our “Consolidate and Invest” markets such as Turkey and India, while optimizing our spend in our “Optimize and Maintain” markets. This more than offset an increase in cost of sales as a percentage of revenue due to the consolidation of Sisal, which has a higher cost of sales and investment an increase in general and administration expenses during the year.
Australia
The following table presents a summary of our operational metrics for the Australia segment for fiscal 2024, 2023 and 2022:

	Fiscal
AMPs (Amounts in thousands)	2024	2023	2022
Total Australia AMPs[1]	1,165	1,111	1,090
Stakes (amounts in $ millions)	$10,813	$12,051	$13,908
Sportsbook net revenue margin	12.9%	12.0%	11.2%

(1)See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the Australia segment for fiscal 2024, 2023 and 2022:

	Fiscal
(Amounts in $ millions, except percentages)	2024	2023	2022
Australia
Sportsbook	$1,395	$1,447	$1,558
Total Australia revenue	$1,395	$1,447	$1,558
Adjusted EBITDA	$295	$357	$485
Adjusted EBITDA Margin	21.1%	24.7%	31.1%

Fiscal 2024 Compared to Fiscal 2023
Australia revenue decreased by 4% to $1,395 million for fiscal 2024 from $1,447 million for fiscal 2023, with AMPs increasing by 5%, to 1.2 million in the period, due to strong engagement on sports during fiscal 2024. The decrease in sportsbook revenue was driven by a 10% decrease in amounts staked to $10,813 million for fiscal 2024, due to a continued softer racing market environment, in line with expectations, compared to fiscal 2023. This was partly offset by sportsbook net revenue margin increasing by 90 basis points to 12.9% for fiscal 2024, such increase primarily driven by a continued expansion in our structural revenue margin. Sports results for fiscal 2024 and fiscal 2023 had a 60 basis points favorable impact, respectively.

Adjusted EBITDA for Australia was $295 million for fiscal 2024, a 17% decrease from $357 million in fiscal 2023. Adjusted EBITDA Margin decreased 360 basis points to 21.1%. The period-on-period movement reflected the decrease in revenue as a result of the factors above and the impact of increased taxes in Victoria.
Fiscal 2023 Compared to Fiscal 2022
Australia revenue was 7% lower in fiscal 2023 at $1,447 million. This was despite a 2% increase in AMPs to 1.11 million, as we continue to retain customers at a high rate. The decrease in sportsbook revenue was driven by a 13% decline in amounts staked to $12,051 million in fiscal 2023, which was driven by a softer racing market in fiscal 2023, when compared to fiscal 2022, which benefited from higher levels of customer engagement during COVID- related restrictions in the early part of that year. This was partly offset by an 80 basis points increase in sportsbook net revenue margin to 12.0%. The increase in net revenue margin was driven by improvements in our pricing and risk management capabilities. The impact of sports results, calculated as the difference between our expected net revenue margin and actual net revenue margin during fiscal 2023, was 60 and 50 basis points of favorable impact in fiscal 2023 and fiscal 2022, respectively.
Adjusted EBITDA for Australia was $357 million for fiscal 2023, a 26% decrease on fiscal 2022. Adjusted EBITDA Margin decreased 660 basis points to 24.7%. The decrease in margin was primarily driven by (i) lower revenue; (ii) point of consumption tax rate increases introduced during the second half of fiscal 2022; (iii) higher technology, research and development costs to enable more customer facing content; and (iv) inflationary cost pressures resulting in higher general and administrative expenses. We believe that the challenging market, along with increased regulatory and compliance costs, will reduce Australian profitability further in fiscal 2024.
Supplemental Disclosure of Non-GAAP Measures
Adjusted EBITDA is defined on a Group basis as income (loss) before income taxes; other (expense) income, net; interest expense, net; depreciation and amortization; transaction fees and associated costs; restructuring and integration costs; legal settlements; gaming taxes expenses; impairment of property and equipment and intangible assets and share-based compensation charge. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.
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
Beginning January 1, 2024, the Group revised its definition of Adjusted EBITDA, which is the segment measurement management uses to evaluate performance and allocate resources. Adjusted EBITDA now excludes share-based compensation as management believes the inclusion of share-based compensation can obscure underlying business trends because share-based compensation could vary widely among companies due to differing plans that result in companies using share-based compensation awards differently, both in type and quantity of awards granted.

In presenting Adjusted EBITDA and Adjusted EBITDA Margin, in addition to share-based compensation as described above, the Group excludes other certain items:
•Transaction fees and associated costs and restructuring and integration costs, which include charges for discrete projects or transactions that significantly change our operations, are excluded because they are not part of the ongoing operations of our business, which includes normal levels of reinvestment in the business.
•Legal settlements and gaming tax disputes, which include charges for specific investigations and litigation, are excluded due to the difficulty in predicting their timing and scope and because they are considered by management to be outside the normal course of business.
•Other (expense) income, net is excluded because it is not indicative of our core operating performance.
•Impairment of property and equipment and intangible assets, which may arise from time to time that would impact comparability. We do not consider impairment when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates.
Adjusted EBITDA and Adjusted EBITDA Margin are not measures of performance or liquidity calculated in accordance with GAAP. They are unaudited and should not be considered as alternatives to, or more meaningful than, net income (loss) as indicators of our operating performance. In addition, other companies in the betting and gaming industry that report Adjusted EBITDA may calculate Adjusted EBITDA in a different manner and such differences may be material. The definition of Adjusted EBITDA and Adjusted EBITDA Margin may vary from the definitions of Adjusted EBITDA used in our debt agreements.
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

The following table reconciles net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA and Adjusted EBITDA Margin for the fiscal years presented:

	December 31,
(Amounts in $ millions, except percentages)	2024	2023	2022
Net income (loss)	$162	$(1,211)	$(370)
Add back:
Income taxes	(146)	120	75
Other (expense) income, net	434	157	(5)
Interest expense, net	419	385	212
Depreciation and amortization	1,097	1,285	1,075
Share-based compensation expense	202	190	181
Transaction fees and associated costs [1]	54	92	43
Restructuring and integration costs [2]	135	132	121
Legal settlements [3]	—	—	(44)
Impairment	—	725	—
Adjusted EBITDA	$2,357	$1,875	$1,288
Revenue	$14,048	$11,790	$9,463
Adjusted EBITDA Margin	16.8%	15.9%	13.6%

(1)Comprises advisory fees related to implementation of internal controls, information system changes and other strategic advisory related to the change in the primary listing of the Group, and transaction costs for Snaitech and NSX for the year ended December 31, 2024. In addition, in prior years, transaction fees and associated costs comprised (i) transaction fees related to the listing of Flutter’s ordinary shares in the U.S. of $86 million for the year ended December 31, 2023; and (ii) Fox Option arbitration proceedings of $30 million and acquisition-related costs in connection with tombola and Sisal of $11 million for the year ended December 31, 2022.
(2)During the year ended December 31, 2024, costs of $135 million (year ended December 31, 2023: $132 million and year ended December 31, 2022: $121 million) primarily related to various restructuring and other strategic initiatives to drive synergies. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. They also included business process re-engineering cost, planning and design of target operating models for the Group's enabling functions and discovery and planning related to the Group's anticipated migration to a new enterprise resource planning system. The costs also included severance expenses, advisory fees and temporary staffing cost. The programs are expected to run until 2027. For the years ended December 31, 2023 and 2022, costs primarily related to restructuring and other strategic initiatives to drive increased synergies arising primarily from the acquisitions of TSG and Sisal.Costs also included implementation costs of an enterprise resource planning system that could not be capitalized.
(3)Relates to release of legacy TSG legal provisions of $44 million for fiscal 2022.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and borrowings from various financial institutions and debt investors. We expect to continue to have cash requirements to (i) support working capital needs and capital expenditures, (ii) to pay interest and service our long-term debt, (iii) to service our obligations under our operating leases, and (iv) to repurchase our ordinary shares subject to economic and market conditions and our capital requirements, and otherwise as described below under “—Other Purchase Obligations.” We believe we have the ability and sufficient capacity to meet these cash requirements in the short term and long term by using available cash, internally generated funds and borrowings under the Group’s $1.32 billion (£1.05 billion) committed revolving credit facility. As of December 31, 2024, we had $1,531 million of cash and cash equivalents, of which $188 million was held in pound sterling (“GBP”), $227 million was held in euro (“EUR”), $815 million was held in U.S. dollar (“USD”), and $301 million was held in other currencies, and outstanding long-term debt of $6,736 million.
We experience a largely predictable degree of seasonal cash flows as our sports betting operations are subject to a seasonal variation dictated by the sporting calendar and are affected by the scheduling and live broadcasting of major sporting events. In some instances, the scheduling of major sporting events occurs seasonally (e.g., the NBA, the NFL, MLB, the NCAA, the Premier League, the UEFA Champions League, and horse racing) or at regular but infrequent intervals (e.g., the FIFA World Cup and the UEFA European Football Championship). See Part I, “Item 1. Business—Seasonality.”

Long-term Debt
Syndicated Facility Agreement (the “Term Loan B Agreement”)
On March 14, 2024, we refinanced the USD First Lien Term Loan B due 2028 by entering into the First Incremental Assumption Agreement (the “ First Incremental Assumption Agreement”) to the TLA/TLB/RCF Agreement dated as of November 24, 2023 as discussed below. As the terms of First Incremental Term B Loans were not substantially different from those of the original USD First Lien Term Loan B due 2028, the refinance was treated as continuation of the original debt instrument for accounting purposes.
On April 29, 2024,we used the proceeds of the Notes as described below to repay the EUR First Lien Term Loan B due 2026 under the Term Loan B Agreement.
Term Loan A, Term Loan B and Revolving Credit Facility Agreement (the “Credit Agreement”)
In November 2023, we entered into the TLA/TLB/RCF Agreement (as amended by the First Incremental Assumption Agreement, dated as of March 14, 2024, the First Repricing Agreement dated as of December 19, 2024 and the Second Incremental Assumption Agreement dated of December 19, 2024, the “Credit Agreement”) with J.P. Morgan SE as the administrative agent and Wilmington Trust (London) Limited, acting as the collateral agent, and the lenders named therein in connection with the Term Loan A Facilities, Term Loan B Facilities and a multicurrency Revolving Credit Facility in an aggregate principal amount at any time outstanding not in excess of $1.32 billion (£1.05 billion).
As of December 31, 2024, we have an outstanding balance of: (i) $1.3 billion (£1.0 billion) under our GBP First Lien Term Loan A 2028, which matures in November 2028; (ii) $395 million (€380 million) under our EUR First Lien Term Loan A 2028, which matures in November 2028; (iii) $166 million under our USD First Lien Term Loan A 2028, which matures in November 2028 and (iv) $3.9 billion under our USD First Lien Term Loan B 2030 which matures in November 2030.
In March 2024, we entered into the First Incremental Assumption Agreement to the TLA/TLB/RCF Agreement under which we obtained a fungible incremental term loan which increased the aggregate principal amount of USD First Lien Term Loan B 2030 by $514 million. The incremental term loan was used to refinance the USD First Lien Term Loan B 2028 incurred by us pursuant to the Term Loan B Agreement.
An amount equal to 0.25% of the aggregate principal amount of USD First Lien Term Loan B 2030 is repayable in quarterly installments on the last day of March, June, September and December of each year with the balance due on maturity. The aggregate principal amount of the GBP First Lien Term Loan A 2028, EUR First Lien Term Loan A 2028 and USD First Lien Term Loan A 2028 and the principal is repayable at maturity.
The GBP First Lien Term Loan A 2028 has an interest rate of SONIA plus a margin of 1.75% with a SONIA floor of 0%. The EUR First Lien Term Loan A 2028 has an interest rate of EURIBOR plus a margin of 1.75% with a EURIBOR floor of 0%. The USD First Lien Term Loan A 2028 has an interest rate of daily compound SOFR plus 0.10% plus a margin of 1.75% with a SOFR floor of 0%. Prior to the repricing of the USD First Lien Term Loan B 2030 on December 19, 2024, the USD First Lien Term Loan B 2030 had an interest rate of Adjusted Term SOFR (provided that in no event shall such Adjusted Term SOFR rate with respect to the First Incremental Term B Loans be less than 0.50%) plus an applicable margin equal to 2.25% (or 2.00% upon the Net First Lien Leverage Ratio decreasing to 2.55:1 or below). Following the repricing, the USD First Lien Term Loan B 2030 has an interest rate of Adjusted Term SOFR plus an applicable margin equal to 1.75% (with no increase or decrease as a result of changes to the net first lien leverage ratio). Interest on each of the facilities is payable on the last day of each interest period. Facilities drawn down may be prepaid at any time in whole or in part without premium or penalty on three business days’ (or such shorter period as the administrative agent may agree) prior notice (but, if in part, by a minimum of $1 million or its currency equivalent).
In December 2024, we entered into the Second Incremental Assumption Agreement to the TLA/TLB/RCF Agreement under which the Group obtained a fungible incremental revolving loan which increased the aggregate principal amount of the GBP Revolving Credit Facility 2028 by £50 million.

The Revolving Credit Facility 2028 may be utilized by the drawing of cash advances, the issuance of letters of credit and/or the establishment of ancillary facilities with lenders on a bilateral basis. Each cash advance under the Revolving Credit Facility 2028 is to be repaid in full on the maturity date being July 2028 (subject to an automatic maturity extension to November 2028 following the repayment of the TLB Stub in full). Amounts repaid may be re-borrowed. A commitment fee of 35% of the margin then applicable on the available undrawn commitment is payable quarterly in arrears during the availability period, or on the last day of the availability period, which is one month prior to the maturity date. A utilization fee is also payable in the range of 0.00% to 0.30% per annum based on the proportion of revolving credit facility loans to the total Revolving Credit Facility 2028 commitments. The utilization fee accrues from day to day and is payable in arrears on the last day of each successive period of three months that ends during the availability period. At December 31, 2024, we had no outstanding principal amount under the Revolving Credit Facility. We had an undrawn capacity of $1.32 billion (£1.05 billion) on the Revolving Credit Facility with $13 million (£10 million) of capacity reserved for the issuance of guarantees as of December 31, 2024.
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
The Credit Agreement contains a number of affirmative covenants as well as negative covenants which limit our ability to, among other things: (i) incur additional debt; (ii) grant additional liens on assets and equity; (iii) distribute equity interests and/or distribute any assets to third parties; (iv) make certain loans or investments (including acquisitions); (v) consolidate, merge, sell or otherwise dispose of all or substantially all assets; (vi) pay dividends on or make distributions in respect of capital stock or make restricted payments; and (vii) modify the terms of certain debt or organizational documents, in each case subject to certain permitted exceptions. The Credit Agreement requires us to ensure that the ratio of consolidated net borrowings to consolidated EBITDA as defined therein (the net total leverage ratio) is not greater than 5.20:1 on a bi-annual basis. As of December 31, 2024, we were in compliance with the covenant.
Senior Secured Notes
On April 29, 2024, the Group issued $525 million aggregate principal amount of USD-denominated senior secured notes due 2029 (the “USD Notes”) and $500 million aggregate principal amount of EUR-denominated senior secured notes due 2029 (the “EUR Notes” and, together with the USD Notes, the “Notes”), each issued at 100% of their nominal par value, by its subsidiary Flutter Treasury DAC (the “Issuer”). The Group used the proceeds of the Notes to repay borrowings under the EUR First Lien Term Loan B due 2026 under the existing syndicated facility agreement dated July 10, 2018, and to repay borrowings under the GBP Revolving Credit Facility due 2028, and pay certain costs, fees and expenses in connection with the offering of the Notes. In connection with the Notes, we incurred issuance costs of $13 million which have been deducted from such Notes initial net carrying amount and amortized as additional interest expense over the life of the Notes.
The USD Notes bear interest at a rate of 6.375% per annum and the EUR Notes bear interest at a rate of 5.000% per annum, both payable semi-annually in arrears. The Notes are senior secured obligations and rank pari passu in right of payment with all existing and future senior debt of the Issuer that is not subordinated to the Notes. The Notes are secured on a first-ranking basis by security interests granted over the collateral that also secure, as applicable, the obligations of the Group under the Credit Agreement.
Prior to April 15, 2026, the Issuer is entitled, at its option, to redeem all or a portion of the Notes at a redemption price equal to 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest and additional amounts, if any, to, but excluding the date of the redemption, plus the applicable “make-whole” premium. In addition, prior to April 15, 2026, the Issuer is entitled to redeem up to 40% of the aggregate principal amount of each series of Notes using the net cash proceeds from certain equity offerings at a price equal to 106.375% of the principal amount of the USD Notes and 105% of the principal amount of the EUR Notes being redeemed, plus, in each case accrued and unpaid interest and additional amounts, if any, to, but excluding, the date of the redemption, subject to certain conditions set forth in the Indenture that governs the Notes. Furthermore, at any time prior to April 15, 2026, the Issuer is entitled, during each twelve month period, commencing April 29, 2024, to redeem up to 10% of the aggregate principal amount outstanding of each series of Notes at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the date of redemption. On or after April 15, 2026, the Issuer may redeem some or all of the Notes at redemption prices as set forth in the Indenture that governs the Notes.

Following repayment of the EUR First Lien Term Loan B due 2026 and the USD First Lien Term Loan B due 2028, the facilities under the Credit Agreement and the Notes are secured by a first priority security interest (subject to permitted liens) (x) in respect of obligors organized or incorporated outside of the United States, over the shares held by an obligor in another obligor and (y) in respect of obligors organized or incorporated in the United States, substantially all of our assets (subject to certain exceptions), in each case, in accordance with the Agreed Guarantee and Security Principles (as defined in the Credit Agreement). As of December 31, 2024, the Group was in compliance with all applicable debt covenants.
Amended and Restated Commitment Letter
On October 23, 2024, we entered into an amended and restated commitment letter with certain banks to obtain binding commitments in respect of a senior secured first lien term loan comprising an aggregate Euro principal of €2.5 billion (the “Facility”) to fund, among others, the strategic acquisition of Snaitech S.p.A which was announced by the Group in September 2024. If implemented, the Facility will (i) mature 12 months from first utilization of the Facility, subject to an extension option of six months which can be exercised twice and (ii) bear interest at a per annum rate equal to EURIBOR (with a 0.00% EURIBOR floor) plus an applicable margin equal to 1.25% per annum, subject to an increase of 0.20% per annum on the last day of each fiscal quarter, commencing with the second complete quarter following first utilization of the Facility. The increase shall be 0.40% per annum instead of 0.20% per annum from the date being twelve calendar months after first utilization of the Facility. The other terms of the Facility will be on substantially similar terms to that of the Credit Agreement dated as of November 24, 2023.
Long-term Debt
As of December 31, 2024, we had an aggregate principal amount of long-term debt of $6.8 billion, with $39 million due within 12 months. In addition, we are obligated to make periodic interest payments, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of December 31, 2024, our total interest obligation on long-term debt totaled $395 million payable within 12 months, net of hedging. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. Excluded from these amounts are other costs related to indebtedness.
Leases
We have lease arrangements primarily for offices, retail stores and data centers. As of December 31, 2024, the Group had operating lease obligations of $547 million with $151 million payable within 12 months.
Share Repurchases
On September 25, 2024, our Board authorized a share repurchase program (the “2024 Share Repurchase Program”) of up to $5 billion of our ordinary shares. While the authorization does not have a stated expiration date, we expect the 2024 Share Repurchase Program to be deployed over the next three to four years. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and our capital requirements. We may from time to time in the future repurchase shares on the open market on a case by case basis or on a non-discretionary basis pursuant to a plan or in any other manner designed to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, through block trades, in privately negotiated transactions, by effecting a tender offer, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. During fiscal 2024, the Company repurchased 444,746 ordinary shares under the 2024 Share Repurchase Program for a total of $121 million.
Other Purchase Obligations
As of December 31, 2024, material cash requirements from known contractual and other obligations relating to sponsorship agreements, marketing agreements and media agreements aggregated $4,628 million, with $1,600 million payable within 12 months. Capital expenditure commitments contracted for but not yet incurred as of December 31, 2024, was $41 million.

Cash Flow Information
The following table summarizes our consolidated cash flow information for the periods presented:

	Year ended December 31,
(Amounts in $ millions)	2024	2023	2022
Net cash provided by (used in):
Operating activities	$1,602	$937	$1,163
Investing activities	$(811)	$(602)	$(2,517)
Financing activities	$(469)	$(113)	$1,783
Fiscal 2024 Compared to Fiscal 2023
Operating Activities
Net cash provided by operating activities for fiscal 2024 increased by $665 million, or 71%, to $1,602 million compared to $937 million for fiscal 2023.
The improvement in our cash flows from operating activities was primarily driven by (i) an improvement in our operating profit and (ii) a cash inflow of $245 million from player deposits for fiscal 2024 versus a cash outflow of $383 million for fiscal 2023 largely due to the payment of lottery winnings by Sisal in fiscal 2023, which was at a high point as a result of the rollover of the lottery jackpot of December 31, 2022. The improvement was partially offset by (iii) a payment of $213 million on settlement of derivatives in fiscal 2024 compared with a receipt of $215 million on maturity of derivatives in fiscal 2023 and (iv) an increase in cash outflow on prepaid expenses and other current assets.
Investing Activities
Net cash used in investing activities for fiscal 2024 increased by $209 million, or 35%, to $811 million compared to $602 million for fiscal 2023, primarily driven by cash payments of purchase consideration, net of cash acquired, for acquiring MaxBet and BeyondPlay and an increase in capital expenditure.
Financing Activities
For fiscal 2024, net cash used in financing activities increased by $356 million, or 315%, to $469 million compared to $113 million for fiscal 2023. The increase was primarily driven by a net repayment of long-term debt fiscal 2024 compared to a net proceeds from issuance of long-term debt in fiscal 2023 offset by cash used in acquiring the redeemable non-controlling interest in Junglee in fiscal 2023.
Fiscal 2023 Compared to Fiscal 2022
Operating Activities
Net cash generated from operating activities for fiscal 2023 decreased by $226 million, or 19%, to $937 million compared to $1,163 million for fiscal 2022, reflecting a decrease in operating assets and liabilities, of $270 million due to a decrease in the player deposit liability largely due to the payment of lottery winnings by Sisal, (which was at a high point as a result of the rollover of the lottery jackpot as of December 31, 2022), and differences in the scheduling of sporting events around the balance sheet date offset by an increase in the accrual of employee benefits and indirect taxes payable, as well as a decrease in other assets as a result of the settlement of derivative instruments.
The decrease in cash flows from operating assets and liabilities was offset by a $44 million increase in cash flow from operating activities before changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities decreased by $1,915 million, or 76%, for fiscal 2023, to $602 million compared to $2,517 million for fiscal 2022, primarily driven by cash payments of the purchase consideration, net of cash acquired, for acquiring Sisal and tombola in fiscal 2022.

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
As of December 31, 2024, and December 31, 2023, the option price was $4.5 billion and $4.3 billion, respectively. Such price is subject to a 5% annual compounding carrying value adjustment. Fox has until December 2030 to exercise the Fox Option. Cash payment is required at the time of exercise and the Fox Option can only be exercised in full. Exercise of the Fox Option requires Fox to be licensed and should Fox not exercise within this timeframe, the Fox Option shall lapse.
The Fox Option is measured at fair value with changes in fair value recognized in earnings. As of December 31, 2024 and December 31, 2023, the fair value of the Fox Option amounts to $810 million and $400 million, respectively, which was determined using an option pricing model.
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
Changes in assumptions, each in isolation, may change the fair value of the Fox Option. Generally, a decrease in the equity value of the investor units, volatility and the probability of Fox getting licensed and an increase in DLOM and DLOC may result in a decrease in the fair value of the Fox Option. Due to the inherent uncertainty of determining the fair value of the Fox Option Liability, the fair value of the Fox Option Liability may fluctuate from period to period. Additionally, the fair value of the Fox Option Liability may differ significantly from the value that would have been used had a readily available market existed for FanDuel. In addition, changes in the market environment and other events that may occur over the life of the Fox Option may cause the losses ultimately realized on the Fox Option to be different than the unrealized losses reflected in the valuations currently assigned. Please see Note 20 “Fair Value Measurements” to the consolidated financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report. The range in fair value as of December 31, 2024, is $197 million to $2,512 million, assuming a 10% increase/decrease in the equity value of the investor units and using the upper and lower end of the ranges of volatility, DLOC and DLOM, as disclosed in Note 20 to the audited consolidated financial statements as of December 31, 2024 and December 31, 2023, and for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.
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
In the fourth quarter of fiscal 2024, based on the qualitative goodwill impairment test performed for the year ended December 31, 2024, we have determined that the goodwill of U.S., International, UKI and Australia were not impaired. We continually monitor our reporting units for impairment indicators and update assumptions used in the most recent calculation of a reporting unit’s fair value as appropriate.

Impairment of PokerStars Acquired Intangible Assets
In the fourth quarter of fiscal 2023, PokerStars undertook a strategy and operational model assessment aimed at maximizing the value of PokerStars’ proprietary poker assets, by efficiently leveraging the existing technology solutions and marketing resources across the Group and unlocking synergies with other Flutter brands in their existing markets to deliver sustainable growth consistent with our International segment strategy to combine global scale with local presence. A decision was made in December 2023 to move away from the existing capital intensive PokerStars technology in order to improve efficiency and performance of the business by leveraging technology and marketing resources across the Group, thereby unlocking synergies with other Flutter brands. This decision led the Group to revaluate its asset grouping of PokerStars’ acquired intangible assets. In determining the asset grouping, we assessed the revenue dependency and level of shared costs between assets. As a result of the change in strategy and operational model, we concluded that the acquired intangible assets representing customer relations should now be allocated to four distinct asset groups. Prior to the change in strategy and operational model, the acquired intangibles were included in a single asset group. The PokerStars trademark was not allocated to any of the four distinct asset groups as it is able to generate identifiable cash flows that are largely independent of the cash flows of other assets and liabilities under the new strategy and operational model.
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
In measuring the impairment loss of the PokerStars trademark, we utilized the relief from royalty method under the income approach to estimate the fair value. Assumptions inherent in estimating the fair value include revenue forecast, royalty rate of 5.0%, income tax rate of 12.5%, and discount rate of 12.5%. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions and estimated growth rates. Financial forecasts beyond the period covered by the plans were estimated by extrapolating the projections based on the plans using a steady growth in line with the long-term average growth for the countries in which the trademark is used. As detailed in Note 11 “Intangible Assets, Net” of our audited consolidated financial statements, we recorded an impairment loss of $725 million related to the PokerStars trademark.
We considered the royalty rate and discount rate used to estimate the fair value of the PokerStars trademark are the most material assumptions. The range in fair value as of December 31, 2023, was $337 million to $533 million, assuming a 100-basis-point increase in the discount rate and 250-basis-point increase in the royalty rate.
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
There have been no material changes to our market risk during the fiscal year 2024.
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
Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, player deposits and derivatives. We maintain cash and cash equivalents with various domestic and foreign financial institutions of high credit quality. We perform periodic evaluations of the relative credit standing of all of the aforementioned institutions through regular monitoring of credit ratings, credit default swaps and other public information, and take action to adjust exposures to ensure that exposures to lower-rated counter parties are kept to an acceptable level. We have set conservative credit rating and tenor-based limits for exposures to counter parties as part of our treasury policy. Investments are held primarily in money market funds, short duration corporate and government bonds, all of which are investment grade, based on ratings assigned by credit agencies.
Our sports betting, gaming, lottery and poker businesses are predominantly cash and card based, requiring players to pay in advance of us satisfying our performance obligation. Accounts receivable predominately consist of receivables from our point of sales affiliates in Italy. Procedures and controls exist in selection of point of sales affiliates with limits in place for acceptance of wagers on gaming terminals, when applicable, as well as daily checks on credit trends, including blocking gaming terminals if there are unpaid amounts. During fiscal 2024 and 2023, we did not have any one player that accounted for 10% or more of total revenues.
Currency Risk
We are exposed to foreign currency risk in respect of balances that are denominated in a currency other than the functional currency of the recording entity. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss and is included in determining net income (loss) for the period in which the exchange rate changes.

To minimize the impact of exchange rate fluctuations on the Group’s results, the Group looks to match foreign currency denominated liabilities with foreign currency denominated assets where possible. For the Group’s material currencies and where cost effective to do so, we seek to mitigate the impact of changes in currency rates by borrowing centrally in foreign currency denominated debt (after considering the impact of hedging arrangements) in the same proportion as the Adjusted EBITDA earned by our foreign operations in those currencies, thus ensuring the foreign currency denominated debt is repaid with receipts from foreign currency earnings. Subject to operating within limits stipulated in our treasury policies, and, above these limits, with the Treasury Committee approval, we may use forward contracts and other derivative instruments as permitted by our treasury policies to reduce foreign currency exposure. Surplus net foreign currency inflows are predominantly sold at spot rates.
We are also exposed to the net investment in our foreign operations. Such an exposure is a result of the translation of the net investment into the Group's reporting currency. Accordingly, changes in exchange rates, and in particular the strengthening of the U.S. dollar, will negatively affect our revenue gross and operating profits as expressed in U.S. dollar.
We may enter into cross currency swaps and forwards with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows and net investments in foreign subsidiaries. In addition, we have entered, and in the future may enter, into foreign currency contracts to offset the foreign currency exchange gains and losses on our foreign currency denominated debt and net investment in foreign operations.
To provide an assessment of the foreign currency risk, we performed a sensitivity analysis to assess the potential impact of a 10% fluctuations in GBP, EUR, AUD and USD exchange rates against functional currencies. These exchange rates were applied to our total foreign currency monetary assets and liabilities denominated in GBP, EUR, AUD and USD. These changes would have resulted in foreign currency exchange gains and losses of $192 million, $165 million and $20 million as of December 31, 2024, December 31, 2023, and December 31, 2022, respectively.
Based upon the current levels of net foreign assets, a hypothetical 10% strengthening of the U.S. dollar as compared to functional currencies of our foreign operations as of December 31, 2024 would result in an approximate $957 million positive translation adjustment recorded in other comprehensive income. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of December 28, 2024 would result in an approximate $957 million negative translation adjustment recorded in other comprehensive income.
Interest Rate Risk
Our exposure to changes in interest rates includes fluctuations in the amounts of interest paid on our long-term indebtedness, as well as the interest earned on our cash and investments. We manage our exposure to changes in interest rates through offsetting exposures and the use of derivative instruments. As of fiscal 2024 and 2023, the Company had unhedged outstanding floating rate long term debt with varying maturities for an aggregate carrying amount of $3,093 million and $3,185 million, respectively. We may in the future enter into interest rate swaps to manage interest rate risk on our outstanding long-term debt. Interest rate swaps allow us to effectively convert fixed-rate payments into floating-rate payments or floating-rate payments into fixed-rate payments. Gains and losses on term debt are generally offset by the corresponding losses and gains on the related hedging instrument. A 100-basis point increase in market interest rates would cause interest expense on our long-term debt as of December 31, 2024, December 31, 2023 and December 31, 2022 to increase $31 million, $37 million and $47 million on an annualized basis, respectively.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—B. Liquidity and Capital Resources—Quantitative and Qualitative Disclosures About Market Risk.”

Item 8.            Financial Statements and Supplementary Data
FINANCIAL STATEMENTS
See the Financial Statements beginning on page 103.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors Flutter Entertainment plc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Flutter Entertainment plc. and subsidiaries (“the Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive (loss), changes in shareholders’ equity and redeemable non-controlling interests, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes (collectively, “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of FOX’s option to acquire stake in FanDuel
As discussed in Note 20, Flutter has an agreement with the FOX Corporation (FOX) that provides FOX with an option (the Fox Option) to acquire an 18.6% equity interest in FanDuel Group LLC, Flutter’s US subsidiary. As the Company is the writer of this option, the settlement obligation is recorded as a liability on its balance sheet and adjusted to fair value through the Consolidated Statement of Comprehensive (Loss).
We identified the assessment of the valuation of the Fox Option as a critical audit matter. A high degree of auditor judgment was required in evaluating certain key assumptions used to determine the fair value of the option, specifically, the discounts applied for lack of control and marketability, licensing probability, implied volatility rates and enterprise value of FanDuel. Minor changes to these assumptions could have a significant effect on the valuation.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company's licensing probability assumption by comparing the assumption to contractual and regulatory requirements and available industry data. We involved valuation professionals with specialized skill and knowledge who assisted in:
–evaluating the discounts applied for lack of control and marketability by comparing against comparable market data; and

–evaluating the implied volatility rates and enterprise value of FanDuel using market comparables and other publicly available market data.

/s/ KPMG
We have served as the Company’s auditor since 2018.
Dublin, Ireland
March 4, 2025

FLUTTER ENTERTAINMENT PLC
CONSOLIDATED BALANCE SHEETS
($ in millions except share and per share amounts)

	As of December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,531	$1,497
Cash and cash equivalents – restricted	48	22
Player deposits – cash and cash equivalents	1,930	1,752
Player deposits – investments	130	172
Accounts receivable, net	98	90
Prepaid expenses and other current assets	607	443
TOTAL CURRENT ASSETS	4,344	3,976
Investments	6	9
Property and equipment, net	493	471
Operating lease right-of-use assets	507	429
Intangible assets, net	5,364	5,881
Goodwill	13,352	13,745
Deferred tax assets	267	24
Other non-current assets	175	100
TOTAL ASSETS	$24,508	$24,635
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$266	$240
Player deposit liability	1,940	1,786
Operating lease liabilities	119	123
Long-term debt due within one year	53	51
Other current liabilities	2,212	2,326
TOTAL CURRENT LIABILITIES	4,590	4,526
Operating lease liabilities – non-current	428	354
Long-term debt	6,683	7,005
Deferred tax liabilities	605	802
Other non-current liabilities	935	580
TOTAL LIABILITIES	$13,241	$13,267
COMMITMENTS AND CONTINGENCIES (Note 21)
REDEEMABLE NON-CONTROLLING INTERESTS	1,808	1,152
SHAREHOLDERS’ EQUITY
Ordinary share (Authorized 300,000,000 shares of €0.09 ($0.10) par value each; issued 2024: 177,895,367 shares; 2023: 177,008,649 shares)	$36	$36
Shares held by employee benefit trust, at cost 2024: nil, 2023: nil	—	—
Additional paid-in capital	1,611	1,385
Accumulated other comprehensive loss	(1,927)	(1,483)
Retained earnings	9,573	10,106
Total Flutter Shareholders’ Equity	9,293	10,044
Non-controlling interests	166	172
TOTAL SHAREHOLDERS’ EQUITY	9,459	10,216
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY	$24,508	$24,635
The accompanying notes are an integral part of these Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
($ in millions except share and per share amounts)

	Year ended December 31,
	2024	2023	2022
Revenue	$14,048	$11,790	$9,463
Cost of Sales	(7,346)	(6,202)	(4,813)
Gross profit	6,702	5,588	4,650
Technology, research and development expenses	(820)	(765)	(552)
Sales and marketing expenses	(3,205)	(3,776)	(3,014)
General and administrative expenses	(1,808)	(1,596)	(1,172)
Operating profit (loss)	869	(549)	(88)
Other (expense) income, net	(434)	(157)	5
Interest expense, net	(419)	(385)	(212)
Income (loss) before income taxes	16	(1,091)	(295)
Income tax benefit (expense)	146	(120)	(75)
Net income (loss)	162	(1,211)	(370)
Net gain (loss) attributable to non-controlling interests and redeemable non-controlling interests	53	13	(1)
Adjustment of redeemable non-controlling interest to redemption value	66	(2)	63
Net income (loss) attributable to Flutter shareholders	43	(1,222)	(432)
Earnings (loss) per share
Basic	0.24	(6.89)	(2.44)
Diluted	0.24	(6.89)	(2.44)
Other comprehensive (loss) income, after tax:
Effective portion of changes in fair value of cash flow hedges	(12)	(121)	80
Fair value of cash flow hedges transferred to the income statement	32	93	(72)
Changes in excluded components of fair value hedge	(1)	—	—
Foreign exchange gain on net investment hedges	73	30	(145)
Foreign exchange (loss) gain on translation of the net assets of foreign currency denominated entities	(554)	357	(896)
Fair value movements on available for sale debt instruments	—	5	(4)
Other comprehensive (loss) income	(462)	364	(1,037)
Other comprehensive (loss) income attributable to Flutter shareholders	(444)	299	(926)
Other comprehensive (loss) income attributable to non-controlling interest and redeemable non-controlling interest	(18)	65	(111)
Total comprehensive loss for the year	$(300)	$(847)	$(1,407)
The accompanying notes are an integral part of these Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS
($ in millions except share amounts)

		Ordinary Share		Shares held by employee benefit
	Redeemable non- controlling interests	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Flutter Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at January 1, 2022	$1,327	175,628,334	$36	33,158	$(7)	$1,051	$(856)	$11,938	$12,162	$—	$12,162
Net (loss)	59	—	—	—	—	—	—	(432)	(432)	3	(429)
Adjustment of redeemable non-controlling interest redeemable at fair value	(93)	—	—	—	—	—	—	93	93	—	93
Shares issued on exercise of employee share options	—	463,568	—	—	—	9	—	—	9	—	9
Business combinations	5	—	—	—	—	—	—	—	—	153	153
Ordinary shares of the Company acquired by the Employee Benefit Trust	—	—	—	23,775	(3)	—	—	—	(3)	—	(3)
Equity-settled transactions - expense recorded in the income statement	—	—	—	—	—	132	—	—	132	—	132
Equity-settled transactions - vesting	—	—	—	(55,537)	9	—	—	(9)	—	—	—
Dividend paid to non-controlling interests	(7)	—	—	—	—	—	—	—	—	—	—
Acquisition of redeemable non-controlling interests	(251)	—	—	—	—	—	—	—	—	—	—
Other Comprehensive (Loss)	(111)	—	—	—	—	—	(926)	—	(926)	—	(926)
Balance at December 31, 2022	$929	176,091,902	$36	1,396	$(1)	$1,192	$(1,782)	$11,590	$11,035	$156	$11,191
Net (loss)	3	—	—	—	—	—	—	(1,222)	(1,222)	8	(1,214)
Adjustment of redeemable non-controlling interest redeemable at fair value	258	—	—	—	—	—	—	(258)	(258)	—	(258)
Shares issued on exercise of employee share options	—	916,747	—	—	—	13	—	—	13	—	13
Ordinary shares of the Company acquired by the Employee Benefit Trust	—	—	—	1,106,417	(212)	—	—	—	(212)	—	(212)
Equity-settled transactions - expense recorded in the income statement	—	—	—	—	—	180	—	—	180	—	180
Equity-settled transactions - vesting	—	—	—	(1,107,813)	213	—	—	(4)	209	—	209

		Ordinary Share		Shares held by employee benefit
	Redeemable non- controlling interests	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Flutter Shareholders’ Equity	Non- controlling Interests	Total Equity
Acquisition of redeemable non-controlling interests	(95)	—	—	—	—	—	—	—	—	—	—
Other Comprehensive Income	57	—	—	—	—	—	299	—	299	8	307
Balance at December 31, 2023	$1,152	177,008,649	$36	—	—	$1,385	$(1,483)	$10,106	$10,044	$172	$10,216
Net income	102	—	—	—	—	—	—	43	43	17	60
Adjustment of redeemable non-controlling interest redeemable at fair value	455	—	—	—	—	—	—	(455)	(455)	—	(455)
Shares issued on exercise of employee share options	—	1,331,464	—	—	—	30	—	—	30	—	30
Business combinations	110	—	—	—	—	—	—	—	—	—	—
Equity-settled transactions - expense recorded in the income statement	—	—	—	—	—	196	—	—	196	—	196
Repurchase of shares	—	(444,746)	—	—	—	—	—	(121)	(121)	—	(121)
Dividend paid to non-controlling interests	—	—	—	—	—	—	—	—	—	(16)	(16)
Other Comprehensive (Loss)	(11)	—	—	—	—	—	(444)	—	(444)	(7)	(451)
Balance at December 31, 2024	$1,808	177,895,367	$36	—	$—	$1,611	$(1,927)	$9,573	$9,293	$166	$9,459
The accompanying notes are an integral part of these Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Year ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$162	$(1,211)	$(370)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,097	1,285	1,075
Impairment loss	—	725	—
Change in fair value of derivatives	2	(7)	(152)
Non-cash interest expense (income), net	19	(12)	7
Non-cash operating lease expense	142	117	96
Unrealized foreign currency exchange (gain) loss, net	(15)	(225)	196
Loss on disposals	7	5	—
Share-based compensation – equity classified	196	180	132
Share-based compensation – liability classified	6	10	49
Other expense (income), net	428	163	(89)
Deferred tax (benefit)	(348)	(132)	(145)
Loss on extinguishment of long-term debt	7	6	65
Change in contingent consideration	(3)	(2)	(6)
Change in operating assets and liabilities:
Player deposits	33	(1)	(72)
Accounts receivable	(11)	23	(12)
Prepaid expenses and other current assets	(73)	146	(97)
Accounts payable	(7)	(4)	(24)
Other current liabilities	(104)	366	207
Player deposit liability	212	(382)	376
Operating leases liabilities	(148)	(113)	(73)
Net cash provided by operating activities	1,602	937	1,163
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(144)	(159)	(122)
Purchases of intangible assets	(136)	(175)	(100)
Capitalized software	(381)	(268)	(207)
Acquisitions, net of cash acquired	(160)	—	(2,095)
Proceeds from disposal of property and equipment	—	—	7
Cash settlement of derivatives designated in net investment hedge	10	—	—
Net cash (used in) investing activities	(811)	(602)	(2,517)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of ordinary share upon exercise of options	30	13	9
Proceeds from issuance of long-term debt (net of transaction costs)	1,684	2,018	4,692
Repayment of long-term debt	(1,948)	(1,837)	(2,646)
Acquisition of non-controlling interests	—	(95)	(251)
Distributions to non-controlling interests	(16)	—	(7)
Payment of contingent consideration	—	—	(11)
Repurchase of ordinary shares and taxes withheld and paid on employee share awards	(219)	(212)	(3)
Net cash (used in) provided by financing activities	(469)	(113)	1,783
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	322	222	429
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of year	3,271	2,990	2,681
Effect of foreign exchange on cash, cash equivalents and restricted cash	(84)	59	(120)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of year	$3,509	$3,271	$2,990

FLUTTER ENTERTAINMENT PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
($ in millions)

	Year ended December 31,
	2024	2023	2022
CASH, CASH EQUIVALENTS AND RESTRICTED CASH comprise of:
Cash and cash equivalents	$1,531	$1,497	$966
Cash and cash equivalents—restricted	48	22	16
Player deposits – cash and cash equivalents	1,930	1,752	2,008
CASH, CASH EQUIVALENTS AND RESTRICTED CASH End of year	$3,509	$3,271	$2,990
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	462	408	222
Income tax paid (net of refunds)	255	255	199
Operating cash flows from operating leases	174	133	92
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment with accrued expense	15	—	21
Right-of-use assets obtained in exchange of operating lease liabilities	155	73	148
Adjustments to lease balances as a result of remeasurement	47	22	18
Business acquisitions (including deferred consideration)	2	—	—
Proceeds from issuance as part of debt restructuring	—	5,267	—
Principal amount of extinguishment as part of debt restructuring	—	4,622	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND DESCRIPTION OF BUSINESS
Flutter Entertainment plc (the “Company” or “Flutter”) and its subsidiaries (together referred to as the “Group”) is a global online sports betting and iGaming entity, operating some of the world’s most innovative, diverse and distinctive online sports betting and gaming brands such as FanDuel, Sky Betting & Gaming, Sportsbet, PokerStars, Paddy Power, Sisal, tombola, Betfair, TVG, Junglee Games, Adjarabet and MaxBet. As of December 31, 2024, the Group offers its products in over 100 countries. The Company is a public limited company incorporated and domiciled in the Republic of Ireland with operational headquarters in New York.
Public Listing on the New York Stock Exchange (“NYSE”)
On January 29, 2024, the Company completed its registration process with the United States Securities and Exchange Commission (“SEC”), and listed on the New York Stock Exchange ("NYSE") for public trading. On May 31, 2024, the Group moved its primary listing to the NYSE following the approval of shareholders at the Company’s Annual General Meeting held on May 1, 2024. In addition, the Company maintains a listing on the main market of the London Stock Exchange. The Company cancelled the secondary listing of its ordinary shares on Euronext Dublin with effect from January 29, 2024.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). These consolidated financial statements do not constitute statutory financial statements for the purpose of the Companies Act 2014 of Ireland. Our statutory financial statements for fiscal 2023 and fiscal 2022, upon which our independent auditors have expressed an unqualified opinion, have been previously delivered to the Registrar of Companies and, in the case of the 2024 financial statements, which are not yet published, are expected to be delivered to the Registrar of Companies within 56 days of our annual return date in 2025.
Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosed in the consolidated financial statements. Significant estimates include, but are not limited to, the impairment assessment of acquired goodwill and intangible assets, determination of the valuation of level 3 financial instruments relating to the redeemable non-controlling interest at fair value, the Fox Option, the valuation of intangible assets acquired as part of a business combination, deferred tax assets and liabilities, unrecognized tax benefits and the determination of loss contingencies. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.
Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and other subsidiaries where the Company directly or indirectly holds a controlling interest. All inter-company balances and transactions have been eliminated in consolidation.
Fair Value Measurements — Assets and liabilities recorded at fair value on a recurring basis in the Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
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
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to (i) assets and liabilities acquired in connection with business combinations, and (ii) long lived assets and goodwill, which are remeasured when the fair value is below carrying value on the Consolidated Balance Sheets. For these assets, the Group does not periodically adjust carrying value to fair value, except in the event of impairment.
Cash and Cash Equivalents — Cash and cash equivalents represent cash and highly liquid investments with an original contractual maturity at the date of purchase of three months or less and excludes customer monies, which are disclosed as Player Deposits. Cash and cash equivalents were $1,531 million as of December 31, 2024 and $1,497 million as of December 31, 2023, which comprise cash and call deposits with an original maturity of three months or less and money market funds.
Player Deposits – Cash and Cash Equivalents — Player deposits represent cash deposited by players in order to engage in our revenue-generating offerings and are held in various segregated bank accounts maintained and legally owned by the Group, but not used by the Group for general corporate purposes. The corresponding liability is recorded in player deposit liability, which represents the balances of players of the various platforms. A substantial portion of the player deposits which have a corresponding liability relating to our sports betting and iGaming operations are restricted from general corporate use by local licensing rules. Player deposits—cash and cash equivalents were $1,930 million as of December 31, 2024, and $1,752 million as of December 31, 2023.
Concentration of Credit Risk — Financial instruments that potentially subject the Group to concentrations of credit risk consist primarily of cash and cash equivalents, and player deposits. The Group maintains cash and cash equivalents with various domestic and foreign financial institutions of high credit quality.
The Group performs periodic evaluations of the relative credit standing of all relevant institutions through regular monitoring of credit ratings, credit default swaps and other public information, and takes action to adjust exposures to ensure that exposures to lower rated counter parties are kept to an acceptable level.
The Group’s sports betting and iGaming businesses are predominately cash and card businesses requiring players to pay in advance of the Group satisfying its performance obligation. Accounts receivable predominately consist of receivables from the Group’s point of sales affiliates in Italy. Procedures and controls exist in selection of point of sale affiliates with limits in place for acceptance of wagers on gaming terminals when applicable as well as daily checks on credit trends including blocking gaming terminals if there are unpaid amounts. During the years ended December 31, 2024, and 2023, the Group did not have any players that account for 10% or more of total revenues. Accounts receivable, net were $98 million as of December 31, 2024 and $90 million as of December 31, 2023.
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
Property and Equipment, net — Property and equipment, net are stated at cost less accumulated depreciation. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets and the resulting gain or loss is reflected in general and administrative expenses in the Consolidated Statements of Comprehensive (Loss).

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

Asset Class	Useful Life
Trademarks	8 to 20 years
Licenses	2 to 20 years
Customer relationships	4 to 20 years, based on estimated customer attrition rates
Computer software and technology	2 to 5 years
Development expenditure	3 to 5 years
The Group capitalizes the costs incurred to develop software for internal use, pursuant to ASC 350-40, Intangibles, Goodwill and Other—Internal-Use Software, during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage along with post implementation stages of internal use software are expensed as incurred. Costs capitalized as internal use software are amortized on a straight-line basis over the estimated useful life of 3 to 5 years and are included in cost of sales within the Consolidated Statements of Comprehensive (Loss).
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
Long-term Debt — The Group’s long-term debt includes term loans, senior notes and a revolving credit facility. The term loans and senior notes are recorded at par value less debt issuance costs, which are recorded as a reduction in the carrying value of the debt. The discount, premium and issuance costs associated with the term loans and senior notes are amortized using the effective interest rate method over the term of the debt as a non-cash charge to interest expense. Borrowings under the revolving credit facility, if any, are recognized at principal balance plus accrued interest based upon stated interest rates. Long-term debt is presented as current if the liability is due to be settled within 12 months after the balance sheet date, unless the Group has the ability and intention to refinance on a long-term basis. In the event a debt is modified, the Group evaluates the transaction under ASC 470-50-40, Debt Modifications and Extinguishments. If the new debt terms are substantially different from the original debt terms, the original debt is accounted for as being extinguished and a new debt instrument will be recognized. If the new debt terms are not substantially different from the original debt terms, the transaction will be accounted for as a modification of the original debt terms.
Derivative Instruments and Hedging Activities — The Group uses derivative financial instruments for risk management and risk mitigation purposes. As such, any change in cash flows associated with derivative instruments are expected to be offset by changes in cash flows related to the hedged item. All derivatives are recorded at fair value on the Consolidated Balance Sheets in the other current assets, other non-current assets, other current liabilities, and other non-current liabilities. Changes in the fair value of derivative financial instruments are either recognized in accumulated other comprehensive income / (loss), other income/ (expense), net depending on the nature of the underlying exposure, whether the derivative is formally designated as a hedge and, if designated, the extent to which the hedge is effective. For undesignated hedges and designated cash flow hedges, this is primarily within the cash provided by operations component of the Consolidated Statements of Cash Flows. For designated net investment hedges, this is within the cash provided by investing activities component of the Consolidated Statements of Cash Flows. For the Company’s cash flow hedges, which use cross currency interest rate swaps to mitigate the risk of fluctuation of coupon and principal cash flows due to changes in foreign currency and interest rates related to the Group's hedged long-term debt, the related cash flows are reflected within the net cash provided by operating activities in the Consolidated Statements of Cash Flows.
Income Taxes — The Group accounts for income tax expense under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to operating loss carry-forwards and temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which the related assets and liabilities are expected to be recovered or settled. The effect of a change in the income tax rates on deferred tax asset and liability balances is recognized in income in the period that includes the enactment date of such rate change. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

The Group records unrecognized tax benefits from tax positions taken or expected to be taken in a tax return on the basis of applying a two-step process. First, the tax position is evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities based on the technical merits of the position. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the Group’s consolidated financial statements. The amount of the benefit that the Group recognizes is the largest amount that has a greater than 50% likelihood of being realized upon settlement. The Group recognizes interest and penalties related to income taxes as a component of income tax benefit (expense).

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
The Company determines revenue recognition through the following steps:
•Identify the contract, or contracts, with the customer;
•Identify the performance obligations in the contract;
•Determine the transaction price;
•Allocate the transaction price to performance obligations in the contract; and
•Recognize revenue when, or as, the Company satisfies performance obligations by transferring the promised good or services.
The Group is engaged in the business of digital sports entertainment and gaming, earning its revenue predominantly from two types of gaming products: peer-to-business (“P2B”) and peer-to-peer (“P2P”). The Group’s P2B products involve players playing against the Group and P2P products involve players playing/betting against each other and not against the Group, and the Group makes a commission on the games. The P2B products include a range of games of chance such as sportsbook, online casino, bingo and machine gaming terminals. The P2P products include betting and exchanges, such as Betfair Exchange, horseracing TVG, DFS, pari-mutuel wagering and poker. The Group’s main revenue streams are as below:
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
Lottery
The Group is the lottery operator in Italy, Turkey, and Morocco and has a wide-ranging portfolio of draw-based (National Totalizer Numeric Gaming (“NTNG”)) products and instant lottery games that are distributed through affiliated sales points which consists of third-party sales points (coffee shops, tobacco shops, newsstands) and online, through the Group’s websites and apps and other online resellers authorized by the official regulatory bodies in these four markets.
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
Interest revenue is earned from player deposits held in segregated bank accounts, which is accrued on a monthly basis, by reference to the principal outstanding and at the effective interest rate applicable. While this is not revenue earned from contracts with players, interest revenue on player deposits is presented in revenue since it is earned on funds that are held as part of the Group’s revenue generating activities.
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
Technology, Research and Development Expenses —Technology, research and development expenses include compensation, employee benefits and share-based compensation for technology developers and product management employees as well as fees paid to outside consultants and other technology related service providers engaged in improving the appearance and speed of, the manner in which the Group categorizes and displays products on, and player interaction with, the Group’s online sports betting and gaming platform, the Group’s internal reporting tools, network security and data encryption systems, together with scoping, planning, visioning and targeting research and development efforts (preliminary project stage), of new or enhanced product offerings. These expenses are not directly associated with revenue earning activities and are intended to improve and facilitate the customer experience, ensure the quality and safety of the customer experience on the Group’s online sports betting and gaming platform and protect and maintain the Group’s reputation. Research and development expenses also include depreciation and amortization related to computer equipment and software used in the above activities together with equipment lease expenses, connectivity expenses, office facilities and related office facility maintenance costs related to the above activities.
Sales and Marketing Expenses— Sales and marketing expenses consist primarily of expenses associated with advertising, sponsorships, market research, promotional activities, amortization of trademarks and customer relations, and the compensation of sales and marketing personnel, including share-based compensation expenses. Advertising costs are expensed as incurred and are included in sales and marketing expenses in the Group’s Consolidated Statements of Comprehensive (Loss). During the years ended December 31, 2024, 2023 and 2022, advertising costs were $1,966 million, $1,703 million and $1,626 million, respectively.
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
Defined Contribution Plan — The Group offers various defined contribution plans under which the Company matches a portion of employee contributions each pay period, subject to maximum aggregate matching amounts, or contributes based on local legislative rates for eligible employees. Total defined contribution plan expense was $135 million, $107 million and $85 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
For the subsidiaries where the U.S. dollar is the functional currency, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollar at the exchange rates at the balance sheet dates. Transactions in foreign currencies are recorded at the exchange rates at the date of the transaction. All differences are recorded in other income / (expense), net in the Consolidated Statements of Comprehensive (Loss).
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

Earnings / Loss per Share — Basic earnings / loss per share is computed by dividing net profit / loss attributable to Flutter’s shareholders by the weighted average shares outstanding during the period. The weighted average number of shares has been adjusted for amounts held as treasury shares and amounts (if any) held by the Paddy Power Betfair plc Employee Benefit Trust (“EBT”). Diluted earnings / (loss) per share is determined by adjusting the weighted average number of ordinary shares outstanding for the effects of all dilutive potential ordinary shares. Where any potential ordinary shares would have the effect of decreasing a loss per share, they have not been treated as dilutive. On redeemable non-controlling interests, the group utilizes the two-class method to compute earnings / (loss) per share. Under the two-class method, net profit / (loss) attributable to Flutter’s shareholders is adjusted immediately to recognize redeemable non-controlling interests at their redemption values. These adjustments represent ‘in substance’ dividend distributions to the non-controlling interest holders, in line with their contractual rights to receive redemption amounts that do not represent fair value of the applicable shares.
Redeemable Non-controlling Interests — Redeemable non-controlling interests are equity interests in subsidiaries that are redeemable outside of the Group’s control either for cash, Flutter’s own ordinary share, subsidiary’s equity interests, or other assets. These interests are classified as mezzanine equity and adjusted each reporting period for income (or loss) attributable to the non-controlling interest. An adjustment is then made to reflect the carrying value of non-controlling interests to the higher of the initial carrying amount adjusted for cumulative earnings allocations, or redemption value at each reporting date through retained earnings.
Recently Adopted Accounting Pronouncements
In fiscal 2024, the Group adopted Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance in Accounting Standards Codification Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions and (ASU 2023-01), Leases (Topic 842): Common Control Arrangements, which requires leasehold improvements associated with common control leases to be amortized over the useful life to the common control group. The adoption of these new standards did not have a material impact on the Group’s consolidated financial statements.
Additionally, in fiscal 2024, the Group adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The adoption of this new standard did not have a material impact on the Group’s consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure, in the notes to consolidated financial statements, of specified information about certain costs and expenses. The ASU’s amendments are effective for fiscal years beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted. The Group is currently assessing the timing of adoption and the potential impacts of ASU 2024-03. The impact of the adoption will be limited to disclosure in the notes to the consolidated financial statements.

3.SEGMENTS AND DISAGGREGATION OF REVENUE
The Group has four reportable segments:
•U.S.
•UK & Ireland;
•International; and
•Australia
U.S.
The U.S. segment offers sports betting, casino, DFS and horse racing wagering products to players across various states in the United States, mainly online but with sports betting services also provided through a small number of retail outlets and certain online products in the province of Ontario in Canada. The U.S. division consists of the following brands: FanDuel and TVG. Effective January 1, 2024, subsequent to our decision to close the sports betting platform FOX Bet, we reorganized how the PokerStars (U.S.) business is managed which resulted in a change in operating segment composition. As of the end of fiscal 2024, FanDuel online sportsbook was available in 23 states, FanDuel online casino was available in 5 states, FanDuel paid DFS offering was available in 44 states, FanDuel or TVG online horse racing product was available in 32 states, FanDuel free-to-play products were available in all 50 states.
UK & Ireland
The UK & Ireland (“UKI”) segment offers sports betting (sportsbook), iGaming products (games, casino, bingo and poker) and other products (exchange betting) through the Sky Betting & Gaming, Paddy Power, Betfair and tombola brands. Although the UKI brands mostly operate online, this division also included our 563 Paddy Power betting shops in the United Kingdom and Ireland as of December 31, 2024.
International
The International segment includes operations in over 100 global markets and offers sports betting, casino, poker, rummy and lottery, mainly online. Sisal, the leading iGaming operator in Italy, is the largest brand in the International division following its acquisition in August 2022. The International division also includes PokerStars, Betfair International, Adjarabet, Junglee Games and most recently MaxBet. In January 2024, we acquired an initial 51% controlling stake in MaxBet, a leading omni-channel sports betting and gaming operator in Serbia. In addition, effective January 1, 2024, subsequent to our decision to close the sports betting platform FOX Bet, we reorganized how the PokerStars (U.S.) business is managed which resulted in a change in operating segment composition. From January 1, 2024, PokerStars (U.S.) is included in the International segment as opposed to the U.S. segment. The Group continues to diversify internationally and is taking its online offering into regulated markets with a strong gambling culture and a competitive tax framework under which the Group has the ability to offer a broad betting and iGaming product range.
Australia
The Australia segment offers online sports betting products through the Sportsbet brand, which operates exclusively in Australia and offers a wide range of betting products and experiences across local and global horse racing, sports, entertainment and major events.

The Group's chief operating decision makers (“CODMs”) are the Group's Chief Executive Officer and Chief Financial Officer. The CODMs use Adjusted EBITDA to allocate resources for each operating segment predominantly in the annual budget and forecasting process.The CODMs evaluate performance based on the Adjusted EBITDA of each operating segment by comparing actual results to previously forecasted financial information on a monthly basis. Adjusted EBITDA of each segment is defined as net income (loss) before income tax expense, other (expense) income net, interest expense net, depreciation and amortization, transaction fees and associated costs, restructuring and integration costs, legal settlements, gaming taxes expenses, impairment of property and equity and intangible assets and share-based compensation charge.
Beginning January 1, 2024, the Group revised its definition of Adjusted EBITDA, which is the segment measurement used to evaluate performance and allocate resources. The definition of Adjusted EBITDA now excludes share-based compensation as management believes inclusion of share-based compensation can obscure underlying business trends as share-based compensation could vary widely among companies due to differing plans that result in companies using share-based compensation awards differently, both in type and quantity of awards granted.
Segment results for the year ended December 31, 2023 and 2022, have been revised to reflect the change in operating segment measurement and change in operating segment composition.
The Group manages its assets on a total company basis, not by operating segment. Therefore, the CODMs do not regularly review any asset information by operating segment and accordingly, the Group does not report asset information by operating segment.
The following tables present the Group’s segment information:

	Year ended December 31,
($ in millions)	2024	2023	2022
Revenue
U.S.
Sportsbook	$4,013	$3,072	$2,100
iGaming	1,524	1,045	687
Other	261	287	316
U.S. segment revenue	5,798	4,404	3,103
UKI
Sportsbook	1,691	1,463	1,323
iGaming	1,741	1,404	1,189
Other	166	180	152
UKI segment revenue	3,598	3,047	2,664
International
Sportsbook	730	603	335
iGaming	2,389	2,172	1,696
Other	138	117	107
International segment revenue	3,257	2,892	2,138
Australia
Sportsbook	1,395	1,447	1,558
Australia segment revenue	1,395	1,447	1,558
Total reportable segment revenue	$14,048	$11,790	$9,463
iGaming revenue includes iGaming, Poker and Lottery.

The information below summarizes revenue by geographical market for the year ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
($ in millions)	2024	2023	2022
U.S.	$5,729	$4,391	$3,176
UK	3,279	2,740	2,397
Ireland	304	305	283
Australia	1,397	1,447	1,558
Italy	1,484	1,352	690
Rest of the world	1,855	1,555	1,359
Total revenue	$14,048	$11,790	$9,463
The following table shows the reconciliation of reportable segment Adjusted EBITDA to income (loss) before income taxes for the year ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
($ in millions)	2024	2023	2022
U.S.	$507	$232	$(175)
UKI	1,117	911	776
International	653	562	328
Australia	295	357	485
Reportable segment adjusted EBITDA	2,572	2,062	1,414
Unallocated corporate overhead[1]	(215)	(187)	(126)
Depreciation and amortization	(1,097)	(1,285)	(1,075)
Share-based compensation expense	(202)	(190)	(181)
Legal settlements[2]	—	—	44
Transaction fees and associated costs[3]	(54)	(92)	(43)
Restructuring and integration costs[4]	(135)	(132)	(121)
Other (expense) income, net	(434)	(157)	5
Interest expense, net	(419)	(385)	(212)
Impairment	—	(725)	—
Income (loss) before income taxes	$16	$(1,091)	$(295)

1Unallocated corporate overhead includes shared technology, research and development, sales and marketing and general and administrative expenses that are not allocated to specific segments.
2During the year ended December 31, 2022, the settlement of two separate legacy TSG litigation matters in the International and Australian divisions resulted in the release of various legal provisions and an Income Statement credit of $44 million.
3Fees primarily associated with (i) advisory fees related to implementation of internal controls, information system changes and other strategic advisory related to the change in the primary listing of the Group, and transaction costs for Snaitech and NSX for the year ended December 31, 2024; (ii) transaction fees related to the listing of Flutter’s ordinary shares in the U.S. of $86 million for the year ended December 31, 2023; and (iii) Fox Option arbitration proceedings of $30 million and acquisition-related costs in connection with tombola and Sisal of $11 million for the year ended December 31, 2022.
4During the year ended December 31, 2024, costs of $135 million primarily relate to various restructuring and other strategic initiatives to drive synergies. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. It also includes business process re-engineering cost, planning and design of target operating models for the Group's enabling functions and discovery and planning related to the Group’s anticipated migration to a new enterprise resource planning system. The costs primarily include severance expenses, advisory fees and temporary staffing costs. The programs are expected to run until 2027. For the years ended December 31, 2023 and 2022, costs primarily related to restructuring and other strategic initiatives to drive increased synergies arising primarily from the acquisitions of TSG and Sisal.

These actions included efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. The costs primarily included severance expenses, advisory fees and temporary staffing costs. Costs also included implementation costs of an enterprise resource planning system that could not be capitalized.
The following table shows the significant segment expense categories that are regularly provided to the CODMs and included in segment profit and loss for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
($ in millions)	2024	2023	2022
U.S.
Revenue	$5,798	$4,404	$3,103
Cost of sales(1)	(3,353)	(2,534)	(1,787)
Technology, research and development expenses(2)	(270)	(196)	(108)
Sales & marketing expenses(3)	(1,278)	(1,150)	(1,142)
General and administrative expenses(4)	(390)	(292)	(241)
Total U.S. adjusted EBITDA	$507	$232	$(175)
UKI
Revenue	$3,598	$3,047	$2,664
Cost of sales(1)	(1,287)	(1,113)	(978)
Technology, research and development expenses(2)	(162)	(155)	(135)
Sales & marketing expenses(3)	(700)	(591)	(542)
General and administrative expenses(4)	(332)	(277)	(233)
Total UKI adjusted EBITDA	$1,117	$911	$776
International
Revenue	$3,257	$2,892	$2,138
Cost of sales(1)	(1,521)	(1,342)	(951)
Technology, research and development expenses(2)	(207)	(206)	(168)
Sales & marketing expenses(3)	(471)	(456)	(484)
General and administrative expenses(4)	(405)	(326)	(207)
Total International adjusted EBITDA	$653	$562	$328
Australia
Revenue	$1,395	$1,447	$1,558
Cost of sales(1)	(763)	(763)	(754)
Technology, research and development expenses(2)	(34)	(32)	(28)
Sales & marketing expenses(3)	(223)	(225)	(229)
General and administrative expenses(4)	(80)	(70)	(62)
Total Australia adjusted EBITDA	$295	$357	$485
(1) Reportable segment cost of sales excludes amortization of certain capitalized development costs, share-based compensation of revenue-associated personnel and restructuring and integration cost directly associated with revenue-generating activities.
(2) Reportable segment technology, research and development expenses excludes share-based compensation for technology developers and product management employees, depreciation and amortization related to computer equipment and software not directly associated with revenue earning activities and restructuring and integration costs.
(3) Reportable segment sales and marketing expenses exclude amortization of trademarks and customer relations, share-based compensation expenses of sales and marketing personnel and restructuring and integration costs.

(4) Reportable segment general and administrative expenses exclude share-based compensation for executive management, finance administration, legal and compliance, and human resources, depreciation and amortization, transaction fees and associated costs and restructuring and integration costs.
The following table shows depreciation and amortization excluding amortization of acquired intangibles and share-based compensation expenses, excluding share-based compensation for the Group's executive management, finance, legal and compliance, and human resources functions by reportable segment that are regularly provided to the CODMs for review for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
($ in millions)	2024	2023	2022
U.S.
Depreciation and amortization excluding amortization of acquired intangible	$104	$98	$58
Share-based compensation expense	95	102	82
Total U.S.	$199	$200	$140
UKI
Depreciation and amortization excluding amortization of acquired intangible	$113	$105	$111
Share-based compensation expense	32	23	19
Total UKI	$145	$128	$130
International
Depreciation and amortization excluding amortization of acquired intangible	$222	$208	$120
Share-based compensation expense	31	30	58
Total International	$253	$238	$178
Australia
Depreciation and amortization excluding amortization of acquired intangible	$47	$37	$30
Share-based compensation expense	10	8	8
Total Australia	$57	$45	$38
The information below summarizes long-lived assets by geographic market as of December 31, 2024 and 2023:

	As of December 31,
($ in millions)	2024	2023
U.S.	$123	$126
UK	99	82
Ireland	70	58
Australia	9	8
Italy	93	110
Rest of the world	99	87
Long-lived assets	$493	$471

4.OTHER (EXPENSE) INCOME, NET
The following table shows the detail of other (expense) income, net for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
($ in millions)	2024	2023	2022
Foreign exchange gain (loss)	$15	$43	$(162)
Fair value (loss) gain on derivative instruments	(2)	7	152
Fair value gain on contingent consideration	3	—	—
Loss on settlement of long-term debt	(7)	(6)	(65)
Financing related fees not eligible for capitalization	(8)	(29)	(9)
Loss on disposal	(7)	(5)	—
Fair value (loss) gain on Fox Option Liability	(426)	(165)	83
Fair value (loss) gain on investment	(2)	(2)	6
Total other (expense) income, net	$(434)	$(157)	$5
5.INTEREST EXPENSE, NET
The following table shows the detail of interest expense, net for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
($ in millions)	2024	2023	2022
Interest and amortization of debt discount and expense on long-term debt, bank guarantees	$(480)	$(424)	$(216)
Other interest expense	(10)	(6)	(3)
Interest income	71	45	7
Total interest expense, net	$(419)	$(385)	$(212)
6.INCOME TAXES
Income (loss) before income taxes for the years ended December 31, 2024, 2023 and 2022 consists of the following:

	Year ended December 31,
($ in millions)	2024	2023	2022
Ireland	$(292)	$144	$298
United States	115	(264)	(429)
Other countries	193	(971)	(164)
Income (loss) before income taxes	$16	$(1,091)	$(295)

The components of income tax expense for the year ended December 31, 2024, 2023 and 2022 consists of the following:

	Year ended December 31,
($ in millions)	2024	2023	2022
Current:
Ireland	$7	$44	$42
U.S. federal	(3)	(1)	—
U.S. state	4	6	(1)
Other countries	194	203	179
Total current tax expense	202	252	220
Deferred:
Ireland	$2	$1	$(7)
U.S. federal	(200)	—	—
U.S. state	(47)	—	—
Other countries	(103)	(133)	(138)
Total deferred tax (benefit)	(348)	(132)	(145)
Total income tax (benefit) expense	$(146)	$120	$75
There is no income tax (benefit) expense recognized in other comprehensive income for the years ended December 31, 2024, 2023 and 2022.
The reconciliation between the Irish statutory income tax rate, the trading income tax rate of our country of domicile, and our actual effective tax rate for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year ended December 31,
	2024	2023	2022
Irish corporation trading tax rate of	12.5%	(12.5)%	(12.5)%
Depreciation on non-qualifying property and equipment	8.9%	0.1%	(1.6)%
Effect of different statutory income tax rates in foreign jurisdictions	226.0%	4.7%	(8.8)%
Non-deductible expenses	230.5%	1.5%	9.8%
Non-deductible expenses (non-taxable) Fox option expense (income)	606.1%	3.6%	(3.9%)
Non-taxable income	(219.9)%	(1.6)%	(0.6)%
Recognition of deferred tax on internal asset transfers	—%	—%	(16.5)%
Effect of changes in statutory income tax rates	1.7%	0.1%	(0.8%)
Change in valuation allowance	(1444.5%)	12.1%	57.1%
Under (over) provision in prior year	(333.8%)	3.0%	3.2%
Actual effective tax rate	(912.5)%	11.0%	25.4%

The Group’s effective tax rate for the year ended December 31, 2024 is materially impacted by (i) the change in valuation allowance of $178 million, primarily related to the release in U.S. federal and state valuation allowance; (ii) favorable changes in provision to return adjustments; and (iii) the effect of expenses which are not deductible for income tax purposes. The Group’s effective tax rate for the year ended December 31, 2023 and 2022, was materially impacted by (i) change in valuation allowance (year ended December 31, 2023: $133 million; year ended December 31, 2022: $11 million) from our assessment of the future recoverability of deferred tax assets primarily in the U.S. and Netherlands; and (ii) the effect of expenses which are not deductible for income tax purposes.

The OECD is co-ordinating negotiations to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar Two). Certain aspects of Pillar Two were effective from January 1, 2024 and other aspects are effective from January 1, 2025. For the year ended December 31, 2024 the Group incurred insignificant income tax expense in connection with Pillar Two. Under GAAP, the OECD Pillar Two rules are considered an alternative minimum tax and therefore deferred taxes were not recognized or adjusted for the estimated effects of the minimum tax.
The components of deferred tax assets (liabilities) were as follows as of December 31, 2024 and 2023:

	As of December 31,
($ in millions)	2024	2023
Deferred tax assets
Property and equipment	$39	$29
Irish deferred amortization deductions	65	34
Share-based compensation	44	63
Net operating loss carryforwards	850	881
Other	226	168
Total deferred tax assets	1,224	1,175
Valuation allowance	(878)	(1,067)
Total deferred tax assets, net of valuation allowance	346	108
Deferred tax liabilities
Intangible assets	(684)	(886)
Total deferred tax liabilities	(684)	(886)
Net deferred tax liabilities	$(338)	$(778)

Deferred tax assets and liabilities have been offset at December 31, 2024 and 2023 to the extent they relate to the same tax-paying component. Included in the Consolidated Balance Sheets is a deferred tax asset of $267 million (December 31, 2023: $24 million) and a deferred tax liability of $605 million (December 31, 2023: $802 million).The movement in the valuation allowance balance differs from the amount in the effective rate reconciliation due to adjustments affecting balance sheet only items and foreign currency.
The deferred tax liability in relation to intangible assets disclosed above primarily relates to acquisition accounting-related intangibles. This deferred tax liability will unwind as the intangible assets are amortized over their useful economic life.
The deferred tax asset arising on share-based compensation relates to future tax deductions the Group expects to receive in relation to share-based payment plans operated by the Group to reward its employees. The asset is measured at the tax rate expected to apply when the temporary difference reverses.
The movement in the valuation allowance was comprised of the following as of December 31, 2024, 2023 and 2022:

	Year ended December 31,
($ in millions)	2024	2023	2022
Balance Beginning of year	$1,067	$1,069	$1,102
Increase recognized in income tax expense	80	172	83
Decrease recognized in income tax expense	(306)	(39)	(72)
Foreign currency translation adjustments	(11)	(56)	(44)
Recognized in income tax expense - adjustment in relation to prior years	48	—	—
Written off deferred tax assets	—	(79)	—
Net change in the valuation allowance	(189)	(2)	(33)
Balance End of year	$878	$1,067	$1,069

For the year ended December 31, 2024, the Group recorded a net valuation allowance reduction of $178 million (comprising a valuation allowance release related to federal and state deferred tax assets of $247 million with respect to one of our key U.S. tax-paying components, $50 million tax benefit from current year utilization of deferred tax assets, partially offset by an increase in valuation allowance primarily due to current year operating losses in various jurisdictions). The valuation allowance release was the result of positive evidence of forecasted future taxable income and current year utilization of a portion of our deferred tax assets. The Group evaluates the realizability of its deferred tax assets each reporting period and establishes a valuation allowance to reduce deferred tax assets to the amount that is more-likely-than-not to be realized. The Group considers all available positive and negative evidence, including historical operating losses, future reversals of existing taxable temporary differences and tax planning strategies when evaluating the need for a valuation.
The Group has net operating loss carryforwards of $3,025 million as of December 31, 2024. Of these, $7 million expire between 2025 and 2033, $71 million expire between 2034 and 2043 and $2,947 million carry forward indefinitely. The Group considers all available positive and negative evidence, including historical operating losses, future reversals of existing taxable temporary differences and tax planning strategies when evaluating the need for a valuation allowance.
A valuation allowance has been recorded against deferred tax assets of $878 million (December 31, 2023: $1,067 million). This is on the basis that there is insufficient certainty of there being future taxable profits in the relevant jurisdictions and therefore the assets will not be realizable. The timing of recognition is a key area of judgement in the current period.
During the year ended December 31, 2023, the Group has written off deferred tax assets of $79 million relating to net operating loss carryforward. A full valuation allowance was previously recorded in relation to the deferred tax asset for these net operating loss carryforward and therefore there is no net effect of this within the income tax expenses for the year.
As of December 31, 2024, foreign earnings of $126 million have been retained by the Group’s foreign subsidiaries that meet the indefinite reinvestment reversal criteria and for which the related deferred tax liability has not been recognized. Upon repatriation of those earnings, in the form of dividends or otherwise, the Group could be subject to withholding taxes payable to various foreign countries of $9 million.
The following table presents a reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties:

	As of December 31,
($ in millions)	2024	2023	2022
Unrecognized tax benefits at beginning of the year	$129	$237	$188
Increases for tax positions of prior years	36	9	—
Decreases for tax positions of prior years	(2)	(131)	(1)
Increases for tax positions of the current year	5	6	82
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(8)	(3)	(4)
Settlements	(5)	—	(6)
Foreign currency translation adjustments	(2)	11	(22)
Unrecognized tax benefits at the end of the year	$153	$129	$237
Details of a tax dispute in relation to operations in Italy are provided in Note 21.
We have received a discovery assessment from His Majesty’s Revenue and Customs authority (“HMRC”) relating to an intragroup transfer of intellectual property from the United Kingdom to United States for the period ended December 31, 2020. As of December 31, 2024, we are in the process of appealing this assessment and recognized a liability for the estimated settlement which is included in the Group’s unrecognized tax benefits table. We do not expect to resolve this matter in the near term and will continue to reassess the recognition and measurement criteria of the tax position. While the Group believes that we have strong arguments, there can be no assurance this matter will be resolved favorably.
We recognize interest and penalties related to income taxes, if applicable, as income tax expense. The total amounts of interest and penalties recognized in the Consolidated Statements of Comprehensive (Loss) were $5 million (year ended December 31, 2023: $5 million; year ended December 31, 2022: $1 million). The total amounts of interest and penalties recognized in the Consolidated Balance Sheets were $10 million (year ended December 31, 2023: $9 million).

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $153 million.
It is reasonably possible that $11 million of unrecognized tax benefits may be recognized by the end of 2025 as a result of lapse of the statute of limitations.
In addition to filing federal and national income tax returns, the Group files income tax returns in numerous states and other subnational jurisdictions that impose an income tax. The Group is no longer subject to Irish taxing authority examination for years prior to 2020. Income tax years for 2021 onwards remain subject to examination by the U.S. federal Internal Revenue Service. Earlier periods will remain subject to examination by the Internal Revenue Service as the net operating losses from those years are utilized.
7.EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of the Group’s basic and diluted earnings (loss) per ordinary share attributable to the Group:

	Year ended December 31,
(in millions except per share amounts)	2024	2023	2022
Numerator
Net income (loss)	$162	$(1,211)	$(370)
Net gain (loss) attributable to non-controlling interests and redeemable non-controlling interests.	53	13	(1)
Adjustment of redeemable non-controlling interest to redemption value.	66	(2)	63
Net income (loss) attributable to Flutter shareholders	$43	$(1,222)	$(432)

Denominator
Basic weighted average outstanding shares	178	177	177
Effect of dilutive share awards	2	—	—
Diluted weighted average outstanding	180	177	177

Earnings (Loss) per share
Basic	0.24	(6.89)	(2.44)
Diluted	0.24	(6.89)	(2.44)
The number of options excluded from the diluted weighted average number of ordinary share calculation due to their effect being anti-dilutive is 242,692 (2023: 3,007,889, 2022: 2,537,536).
8.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of December 31, 2024 and 2023:

	Year ended December 31,
($ in millions)	2024	2023
Prepayments and accrued income	$267	$205
Derivative financial assets	41	—
Income taxes receivable	119	59
Value-added tax and goods and services tax	54	82
Other receivables	126	97
Total prepaid expenses and other current assets	$607	$443

9.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of December 31, 2024 and 2023:

	As of December 31,
($ in millions)	2024	2023
Computer equipment	$320	$581
Fixtures and fittings	287	356
Land, buildings and leasehold improvements	250	301
Property and equipment – Cost	$857	$1,238
Less: Accumulated depreciation	364	767
Property and equipment – net	$493	$471
Depreciation expense for the years ended December 31, 2024, 2023 and 2022, was $99 million, $141 million and $107 million, respectively.
10.GOODWILL
The following table shows changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2024 and 2023:

($ in millions)	UKI	International	Australia	U.S.	Total
December 31, 2022	$7,290	$4,510	$627	$817	$13,244
Additions	—	(34)	—	—	(34)
Foreign Exchange	380	156	(1)	—	535
December 31, 2023	7,670	4,632	626	817	13,745
Additions	—	126	—	9	135
Foreign Exchange	(124)	(347)	(57)	—	(528)
December 31, 2024	$7,546	$4,411	$569	$826	$13,352
Goodwill Impairment Testing
In the fourth quarter of fiscal 2024, the Group elected to perform the annual impairment test based on a qualitative approach on all of its reporting units. After evaluating and weighing all relevant events and circumstances, the Group concluded that it is not more likely than not that the fair value of any of its reporting units is less than its carrying amount as of the date of the assessment.
In 2023, the Group performed a qualitative test for all reporting units that carried goodwill. The qualitative testing conducted in 2023 concluded that no goodwill impairment existed for U.S., UKI and Australia. For International, the Group performed a quantitative goodwill impairment test. The result of this test indicated that no goodwill impairment existed for International.

11.INTANGIBLE ASSETS, NET
Intangible assets subject to amortization consisted of the following as of December 31, 2024 and 2023:

	Weighted Average Useful Life (Years)	As of December 31,
($ in millions)		2024	2023
Computer software and technology	2.6	$1,234	$1,283
Licenses	8.2	423	475
Development expenditure	3.1	1,274	1,174
Trademarks	15.6	3,753	3,753
Customer relationships	6.3	4,464	4,558
Other	14.9	177	186
Gross carrying value		11,325	11,429
Computer software and technology		917	929
Licenses		146	159
Development expenditure		713	722
Trademarks		1,875	1,767
Customer relationships		2,243	1,911
Other		67	60
Accumulated amortization		5,961	5,548
Computer software and technology		317	354
Licenses		277	316
Development expenditure		561	452
Trademarks		1,878	1,986
Customer relationships		2,221	2,647
Other		110	126
Net carrying amount		$5,364	$5,881
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
In the fourth quarter of 2023, the Group revised the estimated useful lives of certain development expenditure intangible assets. This change in estimate was applied prospectively, which resulted in an additional amortization expense of $30 million that was recorded in the Consolidated Statements of Comprehensive (Loss) and resulted in a decrease in net income of $26 million, or $0.15 per share on a basic and diluted basis, for the year ended 2023. The change in estimate does not have a material impact on future reporting periods.

Amortization expense for the years ended December 31, 2024, 2023 and 2022, was $998 million, $1,144 million and $968 million, respectively.
As of December 31, 2024, estimated total amortization expense for the next five years related to the Group’s intangible assets subject to amortization is as follows:

($ in millions)	Estimated Amortization Expense
2025	$784
2026	633
2027	490
2028	397
2029	321
$2,625

12.BUSINESS COMBINATIONS AND DISPOSALS
Year ended December 31, 2024
Acquisition of MaxBet
On January 10, 2024, the Group completed the acquisition of 51% of MaxBet, a leading omni-channel sports betting and iGaming operator in Serbia for cash consideration of $143 million (€131 million).
The fair value of net assets and liabilities acquired was $127 million which comprised identifiable intangible assets of $143 million consisting primarily of $108 million of trademark and $22 million of customer relations.
The acquisition resulted in the recognition of $126 million goodwill on the acquisition date which has been allocated to the International segment and reporting unit. The main factors leading to the recognition of goodwill (none of which is deductible for income tax purposes) is the opportunity for the Group to enter the market in the Balkans region where MaxBet is one of the market leaders with an established retail and online presence. There are also tangible opportunities to deliver synergies from the acquisition of MaxBet through (i) leveraging MaxBet’s retail channel to grow online deposits for existing Flutter brands and (ii) enhancing MaxBet’s online capabilities by utilizing the Group’s technology and marketing resources.
The fair value of redeemable non-controlling interest was $110 million, which was estimated by applying a discount for lack of marketability of 15% considering the output of the Finnerty method and a discount for lack of control of 9% using implied discounts from observable transactions and data based on Mergerstat studies.
Acquisition-related costs for the year ending December 31, 2024 and 2023 were not material and are included in the general and administrative expenses in the Group’s Consolidated Statement of Comprehensive (Loss).
Since the date of acquisition to December 31, 2024, MaxBet has contributed revenue of $207 million and $15 million of profit after tax to the results of the Group.
Acquisition of BeyondPlay
On May 31, 2024, the Group completed the acquisition of 100% of BeyondPlay for a consideration of $26 million. The fair value of the assets and liabilities acquired was $17 million which comprised technology intangibles of $18 million and deferred tax liability of $1 million. The acquisition resulted in the recognition of $9 million of goodwill which has been allocated to the U.S. segment. The contribution of BeyondPlay to the revenue and profit after tax of the Group was not material.
Considering that the size of the acquisitions are not material, no additional pro forma information is provided.
Year ended December 31, 2022
Acquisition of Sisal
On August 4, 2022, the Group completed the acquisition of 100% of Sisal, Italy’s leading retail and online gaming operator with operations also in Turkey (of which it has a controlling 49% interest through Sisal Sans) and Morocco, for a cash payment of $2,037 million (€2,002 million).

The following table summarizes the purchase price and fair value of the assets and liabilities acquired as part of the Sisal acquisition during the year ended December 31, 2022:

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
Acquisition-related costs of $7 million were included in general and administrative expenses in the Group’s Consolidated Statements of Comprehensive (Loss) for the year ending December 31, 2022 (2021: $3 million).
The gross contractual amount for trade receivables and other receivables due is $47 million, with a loss allowance of $8 million recognized on acquisition.
The main factors leading to the recognition of goodwill (none of which is deductible for income tax purposes) is the opportunity to increase the Group’s exposure to an attractive fast-growing regulated online market with Sisal’s omni-channel offering delivering a competitive advantage to the Group. The acquisition provides the Group with lottery capabilities for the first time and presents the opportunity to grow outside of Italy as Sisal have already done in Turkey via this product offering. There are also tangible opportunities to deliver material revenue synergies from the acquisition of Sisal through (i) leveraging Sisal’s retail channel to grow online deposits for existing Flutter brands, (ii) enhancing Sisal’s sports betting offering by utilizing the Group’s pricing and risk management capabilities and (iii) enhancing Sisal’s casino product by providing it with access to the Group’s in-house gaming content. The goodwill has been allocated to the existing International segment and reporting unit.
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
As of December 31, 2022, the acquisition accounting for this acquisition was provisional. During the year ended December 31, 2023, the group finalized the acquisition accounting for Sisal. The adjustments arose as a result of new accounting information obtained relating to conditions that existed at the acquisition date primarily related to provisions and fair value finalization of property, plant and equipment acquired which increased the net assets acquired by $34 million and reduced the goodwill by $34 million.
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
Acquisition-related costs of $4 million were included in general and administrative expenses in the Group’s Consolidated Statements of Comprehensive (Loss) for the year ending December 31, 2022 (2021: $3 million).
The main factors leading to the recognition of goodwill (none of which is deductible for income tax purposes) are the expansion of the Group’s position in online bingo and the sharing of product capabilities, expertise and technology across the UKI division. The goodwill has been allocated to the existing UKI reporting unit.
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
Pro forma net income reflects the following adjustments:
•Intangible assets are assumed to be recorded at their estimated fair value as of January 1, 2021, and are depreciated or amortized over their estimated useful lives from that date along with the consequent deferred tax benefit.
•Transaction-related expenses of $12 million incurred in 2022 are assumed to have occurred on January 1, 2021, and are presented as an expense during the year ended December 31, 2021.
•Debt financing required to complete the acquisition of Sisal is assumed to have occurred on January 1, 2021, and the additional interest expense recognized is calculated using an effective interest rate of 5.29%.

Acquisition of Sachiko
The Group completed the acquisition of 100% of Sachiko Gaming Private Limited, an online poker gaming developer based in India in exchange for a 5% equity stake in the Group’s subsidiary Junglee Games in fiscal 2022. The fair value of the consideration was $7 million based on the fair value of Junglee at the date of the acquisition. The purpose of the acquisition is to combine it with the Group’s existing Indian business and widen and expand its product offering in the fast-growing Indian market. Due to the immaterial size of the transaction, no further disclosures are provided.
As part of the acquisition of Sachiko, the Group has put in place arrangements, consisting of call and put options, that could result in it acquiring the 5% of Junglee held by the former shareholders of Sachiko in 2027 and 2032 based on the future Revenue and EBITDA performance of Junglee.
13.OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following as of December 31, 2024 and 2023:

	As of December 31,
($ in millions)	2024	2023
Accrued expenses	$980	945
Betting duty, data rights, and product and racefield fees	430	453
Employee benefits and social security	455	351
Liability-classified share-based awards	31	—
Sports betting open positions	120	119
Derivative liability	10	156
Income taxes payable	29	94
Loss contingencies	78	74
Value-added tax and goods and services tax	61	134
Contingent deferred consideration	18	—
Total other current liabilities	$2,212	$2,326
Loss contingencies include losses on firmly committed executory contracts, regulatory investigations and proceedings, management’s evaluation of complex laws and regulations, including those relating to gaming taxes, and the extent to which they may apply to our business and industry.
The Group includes contract liability in relation to sports betting open positions in the Consolidated Balance Sheet. The contract liability balances were as follow as of December 31, 2024 and 2023:

	As of December 31,
($ in millions)	2024	2023
Contract liability, beginning of the year	$119	$113
Contract liability, end of the year	120	119
Revenue recognized in the period from amounts included in contract liability at the beginning of the year	119	113
14.LEASES
The Group’s lease arrangements for its offices, retail stores, data centers and marketing arrangements expire at various dates through 2039. Certain leases are cancelable upon notification by the Group to the landlord and others are renewable. Additionally, the Group subleases certain leases to third parties. Security deposits under letters of credit or cash deposited with banks as of December 31, 2024 and 2023 were $18 million and $13 million, respectively.
Substantially all leases are long-term operating leases for facilities with fixed payment terms between 1 and 15 years. The current portion of operating lease liabilities are presented within total current liabilities, and the non-current portion of operating lease liabilities are presented within total liabilities on the Consolidated Balance Sheets.

Lease Cost — The components of lease cost consisted of the following for the years ended December 31, 2024, 2023 and 2022:

($ in millions)	2024	2023	2022
Operating lease cost	$155	$140	$111
Short term lease cost	15	13	17
Sublease income	(4)	(1)	(1)
Total lease cost	$166	$152	$127
Lease Term and Discount Rate — The weighted-average remaining lease term (in years) and discount rate related to the operating leases consisted of the following as of December 31, 2024:

Year ended December 31,
2024
Weighted-average remaining lease term (years)	6.09
Weighted-average discount rate	5.44%
As most of the Group’s leases do not provide an implicit rate, the Group used its incremental borrowing rate based on the information available at the lease commencement date to determine present value of lease payments, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.
Maturity of Lease Liabilities — The present value of the Group’s operating leases consisted of the following as of December 31, 2024:

($ in millions)	Year Ending December 31
2025	$151
2026	$125
2027	103
2028	77
2029	63
Thereafter	172
Total undiscounted future cash flows	691
Less: imputed interest	(144)
Present value of undiscounted future cash flows	547
Less: Operating lease liabilities – current	119
Operating lease liabilities – noncurrent	428
Total operating lease liabilities	$547
Other Information — Supplemental cash flow and other information for the years ended December 31, 2024, 2023 and 2022 related to operating leases was as follows:

	For the year ended December 31,
($ in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$174	$133	$92
Right-of-use assets obtained in exchange for new operating lease liabilities	$155	$73	$148

15.LONG-TERM DEBT
The Group’s debt comprised of the following:

	As of December 31,
	2024		2023
	Principal outstanding balance in currency of debt (in millions)	Outstanding balance ($ in millions)	Principal outstanding balance in currency of debt (in millions)	Outstanding balance ($ in millions)
Term Loan B Agreement
USD First Lien Term Loan B due 2028	—	—	$514	514
EUR First Lien Term Loan B due 2026	—	—	€507	560
TLA/TLB/RCF Agreement
GBP First Lien Term Loan A due 2028	£1,034	1,295	1,034	1,315
EUR First Lien Term Loan A due 2028	€380	395	380	419
USD First Lien Term Loan A due 2028	$166	166	166	166
USD First Lien Term Loan B due 2030	$3,875	3,876	3,400	3,400
GBP Revolving Credit Facility due 2028	£—	—	578	736
Senior secured notes
EUR Senior Secured Notes due 2029	€500	524	—	—
USD Senior Secured Notes due 2029	$525	532	—	—
Total debt principal including accrued interest		6,788		7,110
Less: unamortized debt issuance costs		(52)		(54)
Total debt		6,736		7,056
Less: current portion of long-term debt		(53)		(51)
Total long-term debt		$6,683		$7,005
Syndicated Facility Agreement (the “Term Loan B Agreement”)
On March 14, 2024, the Group refinanced the USD First Lien Term Loan B due 2028 by entering into the First Incremental Assumption Agreement (the “ First Incremental Assumption Agreement”) to the TLA/TLB/RCF Agreement dated as of November 24, 2023 (as amended, the “Credit Agreement”) as discussed below. As the terms of First Incremental Term B Loans were not substantially different from those of the original USD First Lien Term Loan B due 2028, the refinance was treated as continuation of the original debt instrument for accounting purposes.
On April 29, 2024, the Group used the proceeds of the Notes as described below to repay the EUR First Lien Term Loan B due 2026, thereby extinguishing all debt under the Term Loan B Agreement.
Term Loan A, Term Loan B and Revolving Credit Facility Agreement (the “Credit Agreement”)
In November 2023, the Group entered into the TLA/TLB/RCF Agreement (as amended by the First Incremental Assumption Agreement, dated as of March 14, 2024, the First Repricing Agreement dated as of December 19, 2024 and the Second Incremental Assumption Agreement dated of December 19, 2024, the “Credit Agreement”) with J.P. Morgan SE as the administrative agent and Wilmington Trust (London) Limited, acting as the collateral agent, and the lenders named therein in connection with the Term Loan A Facilities, Term Loan B Facilities and a multicurrency Revolving Credit Facility in an aggregate principal amount at any time outstanding not in excess of $1.32 billion (£1.05 billion).
In March 2024, the Group entered into the First Incremental Assumption Agreement to the TLA/TLB/RCF Agreement under which the Group obtained a fungible incremental term loan which increased the aggregate principal amount of USD First Lien Term Loan B 2030 by $514 million. The incremental term loan was used to refinance the USD First Lien Term Loan B 2028 incurred by the Group pursuant to the Term Loan B Agreement.
An amount equal to 0.25% of the aggregate principal amount of USD First Lien Term Loan B 2030 outstanding is repayable in quarterly instalments on the last day of March, June, September and December of each year with the balance due on maturity. The aggregate principal amount of the GBP First Lien Term Loan A 2028, EUR First Lien Term Loan A 2028 and USD First Lien Term Loan A 2028 is repayable at maturity.

The GBP First Lien Term Loan A 2028 has an interest rate of SONIA plus a margin of 1.75% with a SONIA floor of 0%. The EUR First Lien Term Loan A 2028 has an interest rate of EURIBOR plus a margin of 1.75% with a EURIBOR floor of 0%. The USD First Lien Term Loan A 2028 has an interest rate of daily compound SOFR plus 0.10% plus a margin of 1.75% with a SOFR floor of 0%. Prior to the repricing of the USD First Lien Term Loan B 2030 on December 19, 2024, the USD First Lien Term Loan B 2030 had an interest rate of Adjusted Term SOFR (provided that in no event shall such Adjusted Term SOFR rate with respect to the First Incremental Term B Loans be less than 0.50%) plus an applicable margin equal to 2.25% (or 2.00% upon the net first lien leverage ratio decreasing to 2.55:1 or below). Following the repricing, the USD First Lien Term Loan B 2030 has an interest rate of Adjusted Term SOFR plus an applicable margin equal to 1.75% (with no increase or decrease as a result of changes to the net first lien leverage ratio). Interest on each of the facilities is payable on the last day of each interest period. Facilities drawn down may be prepaid at any time in whole or in part without premium or penalty on three business days’ (or such shorter period as the administrative agent may agree) prior notice (but, if in part, by a minimum of $1 million or its currency equivalent).
In December 2024, the Group entered into the Second Incremental Assumption Agreement to the TLA/TLB/RCF Agreement under which the Group obtained a fungible incremental revolving loan which increased the aggregate principal amount of the GBP Revolving Credit Facility 2028 by £50 million.
The Revolving Credit Facility 2028 may be utilized by the drawing of cash advances, the issuance of letters of credit and/or the establishment of ancillary facilities with lenders on a bilateral basis. Each cash advance under the Revolving Credit Facility 2028 is to be repaid in full on the maturity date being November 2028. Amounts repaid may be re-borrowed. A commitment fee of 35% of the margin then applicable on the available undrawn commitment is payable quarterly in arrears during the availability period, or on the last day of the availability period, which is one month prior to the maturity date. A utilization fee is also payable in the range of 0.00% to 0.30% per annum based on the proportion of revolving credit facility loans to the total Revolving Credit Facility 2028 commitments. The utilization fee accrues from day to day and is payable in arrears on the last day of each successive period of three months that ends during the availability period. For the year ended December 31, 2024, the Group did not have an outstanding under the Revolving Credit Facility. For the year ended December 31, 2023 the Group had an outstanding principal amount of $736 million (£578 million). The Group had an undrawn capacity of $1.32 billion (£1.05 billion) on the Revolving Credit Facility with $13 million (£10 million) of capacity reserved for the issuance of guarantees as of December 31, 2024. During the year ended December 31, 2024, the Group had drawn $126 million (December 31, 2023: $1,503 million) and repaid $852 million (December 31, 2023: $861 million) under the GBP revolving credit facility.
The facilities are secured by a first priority security interest (subject to permitted liens) (x) in respect of obligors organized or incorporated outside of the United States, over the shares held by an obligor in another obligor and (y) in respect of obligors organized or incorporated in the United States, substantially all of our assets (subject to certain exceptions), in each case, in accordance with the Agreed Guarantee and Security Principles (as defined in the Credit Agreement).
The Credit Agreement contains a number of affirmative covenants as well as negative covenants which limit our ability to, among other things: (i) incur additional debt; (ii) grant additional liens on assets and equity; (iii) distribute equity interests and/or distribute any assets to third parties; (iv) make certain loans or investments (including acquisitions); (v) consolidate, merge, sell or otherwise dispose of all or substantially all assets; (vi) pay dividends on or make distributions in respect of capital stock or make restricted payments; and (vii) modify the terms of certain debt or organizational documents, in each case subject to certain permitted exceptions. The Credit Agreement requires us to ensure that the ratio of consolidated net borrowings to consolidated EBITDA as defined therein (the net total leverage ratio) is not greater than 5.20:1 on a bi-annual basis.
Senior Secured Notes
On April 29, 2024, the Group issued $525 million aggregate principal amount of USD-denominated senior secured notes due 2029 (the “USD Notes”) and $500 million aggregate principal amount of EUR-denominated senior secured notes due 2029 (the “EUR Notes” and, together with the USD Notes, the “Notes”), each issued at 100% of their nominal par value, by its subsidiary Flutter Treasury DAC (the "Issuer"). The Group used the proceeds of the Notes to repay borrowings under the EUR First Lien Term Loan B due 2026 under the existing syndicated facility agreement dated July 10, 2018, and to repay borrowings under the GBP Revolving Credit Facility due 2028, and pay certain costs, fees and expenses in connection with the offering of the Notes. In connection with the Notes, the Group incurred issuance costs of $13 million which has been deducted from such Notes initial net carrying amount and amortized as additional interest expense over the life of the Notes. The Group recognized an extinguishment loss of $5 million on repayment of the EUR First Lien Term Loan B due 2026 during the year ended December 31, 2024.

The USD Notes bear interest at a rate of 6.375% per annum and the EUR Notes bear interest at a rate of 5.000% per annum, both payable semi-annually in arrears. The Notes are senior secured obligations and rank pari passu in right of payment with all existing and future senior debt of the Issuer that is not subordinated to the Notes. The Notes are secured on a first-ranking basis by security interests granted over the collateral that also secure, as applicable, the obligations of the Group under the Credit Agreement.
Prior to April 15, 2026, the Issuer is entitled, at its option, to redeem all or a portion of the Notes at a redemption price equal to 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest and additional amounts, if any, to, but excluding the date of the redemption, plus the applicable “make-whole” premium. In addition, prior to April 15, 2026, the Issuer is entitled to redeem up to 40% of the aggregate principal amount of each series of Notes using the net cash proceeds from certain equity offerings at a price equal to 106.375% of the principal amount of the USD Notes and 105% of the principal amount of the EUR Notes being redeemed, plus, in each case accrued and unpaid interest and additional amounts, if any, to, but excluding the date of the redemption, subject to certain conditions set forth in the Indenture that governs the Notes. Furthermore, at any time prior to April 15, 2026, the Issuer is entitled, during each twelve month period, commencing April 29, 2024, redeem up to 10% of the aggregate principal amount outstanding of each series of Notes at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the date of redemption. On or after April 15, 2026, the Issuer may redeem some or all of the Notes at redemption prices as set forth in the Indenture that governs the Notes.
Following repayment of the EUR First Lien Term Loan B due 2026 and the USD First Lien Term Loan B due 2028, the facilities under the Credit Agreement and the Notes are secured by a first priority security interest (subject to permitted liens) (x) in respect of obligors organized or incorporated outside of the United States, over the shares held by an obligor in another obligor and (y) in respect of obligors organized or incorporated in the United States, substantially all of our assets (subject to certain exceptions), in each case, in accordance with the Agreed Guarantee and Security Principles (as defined in the Credit Agreement). As of December 31, 2024, the Group was in compliance with all applicable debt covenants.
Loss on Extinguishment of Debt
Loss on extinguishment of debt includes the write-off of unamortized deferred financing costs, write-back of unamortized premium and extinguishment gains/loss arising from the refinancing undertaken in September 2022, November 2023, March 2024 and December 2024.
The Group determined that the September 2022 refinancing of the incremental term loan of €2 billion which was used to fund a portion of the consideration for the acquisition of Sisal did not result in the terms of the original and new debt being substantially different. However, as the Group repaid a portion of the principal amount of the incremental term loan, the Group derecognized a proportionate unamortized deferred financing costs relating to the repaid portion which amounted to $65 million.
In 2023, the loss on extinguishment of debt totaled $6 million. The Group determined that the November 2023 refinancing of the USD First Lien Term Loan B 2026, USD First Lien Term Loan B 2028, EUR First Lien Term Loan A 2026 and USD First Lien Term Loan 2026 did not result in the terms of the original and new debt being substantially different. However, as the Group repaid a portion of the principal amount of these loans, the Group derecognized a proportionate amount of unamortized deferred financing costs relating to the repaid portion which amounted to $9 million. In the case of GBP First Lien Term Loan A 2025, the Group determined that the terms of the GBP First Lien Term Loan A 2028 were substantially different from those of the GBP First Lien Term Loan A 2025 under the Term Loan A Agreement and recognized an extinguishment gain of $3 million.
In 2024, the Group recognized an extinguishment loss of $5 million on repayment of the EUR First Lien Term Loan B due 2026. On December 19, 2024, the Group repriced the USD Term Loan B due 2030 which reduced the applicable margin to 1.75%, and the Group determined that the repricing did not result in the terms of the original and new debt being substantially different. However, as the Group repaid a portion of the principal amount to certain lenders, the Group recognized a $2 million extinguishment loss, representing the proportionate amount of unamortized discounts and debt issuance costs relating to the repaid portion.

Contractual Debt Payments
As of December 31, 2024, the contractual principal repayments of the Group’s outstanding borrowings, excluding accrued interest, amount to the following:

($ in millions)
2025	$39
2026	39
2027	39
2028	1,894
2029	1,083
Thereafter	3,680
Total	$6,774
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
16.DERIVATIVES AND HEDGING ACTIVITIES
In the normal course of the Group’s business operations, it is exposed to certain risks, including changes in interest rates and foreign currency risk. To manage these risks, the Group uses derivative instruments such as futures, forward contracts, swaps, options and other instruments with similar characteristics. All of the Group’s derivatives are used for non-trading activities.
Cash flow hedges of interest rate and foreign currency risk
Interest rate and foreign currency risk arising from a portion of the Group’s floating interest rate USD First Lien Term Loan B and foreign currency risk arising from the Group’s fixed rate USD Senior Secured Notes are managed using interest rate swaps and cross-currency interest rate swaps, which are designated as cash flow hedges with the objective of reducing the volatility of interest expense and foreign currency gains and losses in the case of the USD First Lien Term Loan B maturing in 2030 and foreign currency risk in case of the fixed rate USD Senior Secured Notes maturing in 2029.
Cross-currency interest rate swaps
The cross-currency interest rate swaps designated as a hedge of the interest rate and foreign currency risk arising from the USD First Lien Term Loan B effectively convert the variable rate USD First Lien Term Loan B into fixed GBP interest rate Term Loan and eliminates foreign currency risk arising from the remeasurement of the USD First Lien Term Loan B.
The cross-currency interest rate swaps designated as a hedge of the foreign currency risk arising from the USD Senior Secured Notes effectively convert the fixed rate USD Senior Secured Notes to fixed rate GBP Senior Secured Notes.
Foreign currency and interest rate risks are eliminated by exchanging contractual amounts at exchange rates and interest rates determined at contract inception.
Interest rate swaps
The interest rate swaps designated as a hedge of the interest risk arising from the USD First Lien Term Loan B effectively converts the variable rate term loan into fixed rate term loan.
Interest risk is eliminated by exchanging contractual amounts at interest rates determined at contract inception.

The following table summarizes the Group's outstanding derivative instruments designated as cash flow hedges:

		As of December 31,
		2024		2023
	Hedged Item	Notional ($ in millions)	Expiration date	Notional ($ in millions)	Expiration date
Cross-currency interest rate swaps	Term Loan	$689	June 30, 2025	$1,603	September 30, 2024 to June 30, 2025
Cross-currency interest rate swaps	USD Senior Secured Notes	$525	April 15, 2026	$—
Interest rate swaps	Term Loan	$1,949	June 30, 2025 to September 30, 2026	$1,094	September 30, 2024 to June 30, 2025
Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. Amounts recorded in accumulated other comprehensive income (loss) were recognized in earnings within interest expense, net when the hedged interest payment was accrued. In addition, since the cross-currency interest rate swaps was a hedge of variability of the functional-currency-equivalent cash flows of the recognized term loan liability remeasured at spot exchange rates under ASC 830, “Foreign Currency Matters,” an amount that offset the gain or loss arising from the remeasurement of the hedged term loan liability, was reclassified each period from accumulated other comprehensive income (loss) to earnings in foreign exchange (loss) gain, net, which is a component of other expense, net.
The amount reclassified from accumulated other comprehensive (loss) into earnings was a net loss of $32 million, $93 million and a net gain of $72 million for the years ended December 31, 2024, 2023 and 2022 respectively.
The Group expects to reclassify a gain of $8 million from accumulated other comprehensive (loss) into earnings within the next 12 months.

Fair value hedge
Foreign currency risk arising from a portion of the Group's floating rate USD First Lien Term Loan B are managed using receive fixed rate, pay fixed rate or receive variable rate, pay variable rate cross-currency interest rate swaps. Foreign currency risk is eliminated by exchanging contractual amounts at exchange rates which are determined at contract inception.
The notional amount of cross-currency interest rate swaps accounted for as fair value hedges of foreign currency risk on the USD First Lien Term Loan B was $1,425 million as of December 31, 2024 (nil as of December 31, 2023).
The Group excludes the cross-currency basis spread in the swap from the hedge effectiveness assessment and recognizes the excluded component into earnings through the periodic interest settlements on the swap.
Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of fair value hedges resulting from the changes in the spot rate are recognized in earnings within foreign exchange (loss) gain, net, which is a component of other expense, net which offset the gain or loss arising from the remeasurement of the hedged term loan liability with the difference recorded in other comprehensive income (loss). The Group recorded a foreign currency gain of $86 million in earnings for the year ended December 31, 2024 which offset the foreign currency loss from the USD First Lien Term Loan B.
Changes in the fair value of the excluded components recognized in other comprehensive income during the year ended December 31, 2024 was a loss of $1 million.
Net investment hedge
The Group has investments in various subsidiaries which form part of the Group’s International segment with Euro functional currencies. As a result, the Group is exposed to the risk of fluctuations between the Euro and GBP exchange rates. The Group designated its Euro denominated term loans and receive fixed rate, pay fixed rate cross-currency interest swaps whereby the Group will receive GBP from, and pay Euro to, the counterparties at exchange rates which are determined at contract inception, as a net investment hedge which are intended to mitigate foreign currency exposure related to non-GBP net investments in certain Euro functional subsidiaries.
The following table summarizes the hedging instruments designated in a net investment hedge and were considered highly effective:

	As of December 31,
	2024		2023
	Notional ($ in millions)	Expiration date	Notional ($ in millions)	Expiration date
Euro denominated debt	$919	July 31, 2028 to April 29, 2029	$980	July 21, 2026 to July 31, 2028
Cross-currency interest rate swaps	$830	June 30, 2025 to September 30, 2026	$359	June 30, 2025
The foreign currency transaction gains and losses on the euro-denominated portion of the term loan and the cross-currency interest swaps, which are designated and effective as a hedge of the Group’s net investment in its euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. A gain, net of tax, of $73 million and $30 million was included in the foreign currency translation adjustment for the year ended December 31, 2024 and December 31, 2023 respectively and a loss, net of tax amounting to $145 million for the year ended December 31, 2022. There were no amounts reclassified out of accumulated other comprehensive (loss) (“AOCI”) pertaining to the net investment hedge during the years ended December 31, 2024, 2023, and 2022 as the Group has not sold or liquidated (or substantially liquidated) its hedged subsidiaries.
The following table summarizes the fair value of the Group's derivatives as of December 31, 2024 and 2023:

($ in millions)	Derivative Assets				Derivative Liabilities
	Dec-24		Dec-23		Dec-24		Dec-23
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	$7	Prepaid expenses and other current assets	$—	Other current liabilities	$(9)	Other current liabilities	$(104)
Cross-currency interest rate swaps	Other non- current assets	5	Other non- current assets	—	Other non- current liabilities	—	Other non- current liabilities	(21)
Interest rate swaps	Prepaid expenses and other current assets	9	Prepaid expenses and other current assets	—	Other current liabilities	—	Other current liabilities	—
Interest rate swaps	Other non- current assets	5	Other non- current assets	—	Other non- current liabilities	—	Other non- current liabilities	—
Total derivatives designated as hedging instrument		$26		$—		$(9)		$(125)

Derivatives designated as fair value hedges:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	$2	Prepaid expenses and other current assets	$—	Other current liabilities	$—	Other current liabilities	$—
Cross-currency interest rate swaps	Other non- current assets	82	Other non- current assets	—	Other non- current liabilities	—	Other non- current liabilities	—
Total derivatives not designated as hedging instruments		$84		$—		$—		$—

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	23	Prepaid expenses and other current assets	—	Other current liabilities	—	Other current liabilities	(1)
Cross-currency interest rate swaps	Other non- current assets	—	Other non- current assets	—	Other non- current liabilities	(5)	Other non- current liabilities	—
Total derivatives designated as hedging instrument		$23		$—		$(5)		$(1)

Derivatives not designated as hedging instruments:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Other current liabilities	(1)	Other current liabilities	(52)
Total derivatives not designated as hedging instruments		$—		$—		$(1)		$(52)
Total derivatives		$133		$—		$(15)		$(178)

17.REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
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
Maxbet
The Maxbet shareholders' agreement includes call and put options to acquire the 49% stake held by non-controlling interest in MAX BET DOO NOVI SAD. The call and put options are exercisable in 2029, commencing on the date on which the option price is determined in accordance with the terms set out in the shareholders' agreement and ending on a date that is 30 days thereafter. The options expire if neither the Group nor the non-controlling interest shareholders exercise the options within the option exercise period. The option price is calculated using a multiple of MaxBet’s EBITDA less net debt or plus net cash, as defined in the shareholders agreement, subject to a cap calculated as $7 billion (€6 billion) less the purchase consideration. The options can be settled, at the Group’s election, in cash or freely tradable shares of Flutter.
Ordinary shares
The total authorized ordinary shares of the Company comprise 300,000,000 ordinary shares of €0.09 ($0.10) each (2023: 300,000,000 ordinary shares of €0.09 ($0.10) each). All issued ordinary shares are fully paid. The holders of ordinary shares are entitled to vote at general meetings of the Company. Where voting at a general meeting is done by way of a poll, each shareholder present is entitled to one vote for each share that he or she holds as of the record date for the meeting. Where voting is by way of a show of hands at a general meeting, every shareholder as of the record date for the meeting who is present in person and every proxy shall have one vote. Ordinary shareholders are also entitled to receive dividends as may be declared by the Company from time to time.
Share purchases
On September 25, 2024, our Board authorized a share repurchase program (the “2024 Share Repurchase Program”) of up to $5 billion of our ordinary shares. During 2024, the Group repurchased 444,746 ordinary shares under the 2024 Share Repurchase Program for a total of $121 million.
Shares held by Employee Benefit Trust
At December 31, 2024, the Paddy Power Betfair plc Employee Benefit Trust (“EBT”) held nil (December 31, 2023: nil) of the Company’s own shares, which were acquired at a total cumulative cost of nil (December 31, 2023: nil) in respect of potential future awards relating to the Company’s employee share plans. No shares were purchased during the year ended December 31, 2024 (December 31, 2023: 1,106,417 shares at a cost of $212 million). No shares were transferred from the EBT to the beneficiaries of the EBT during the year ended December 31, 2024 (December 31, 2023: 1,107,813 shares with an original cost of $213 million).
Non-controlling interest
At December 31, 2024, the non-controlling interest amounts to $166 million (December 31, 2023: $172 million).

18.CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS)
The following table presents the changes in accumulated other comprehensive (loss) by component for the years ended December 31, 2024, 2023 and 2022:

($ in millions)	Fair value hedges	Gains and loss on Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Debt securities	Foreign Currency Translation, net of Net Investment Hedges	Total
Balance as of December 31, 2021	$—	$14	$(2)	$(868)	$(856)
Other comprehensive income (loss) before reclassifications	—	80	(4)	(930)	(854)
Amounts reclassified from accumulated other comprehensive loss	—	(72)	—	—	(72)
Net current period other comprehensive income (loss)	—	8	(4)	(930)	(926)
Balance as of December 31, 2022	$—	$22	$(6)	$(1,798)	$(1,782)
Other comprehensive income (loss) before reclassifications	—	(121)	5	322	206
Amounts reclassified from accumulated other comprehensive loss	—	93	—	—	93
Net current period other comprehensive income (loss)	—	(28)	5	322	299
Balance as of December 31, 2023	$—	$(6)	$(1)	$(1,476)	$(1,483)
Other comprehensive income (loss) before reclassifications	(1)	(12)	—	(463)	(476)
Amounts reclassified from accumulated other comprehensive loss	—	32	—	—	32
Net current period other comprehensive income (loss)	(1)	20	—	(463)	(444)
Balance as of December 31, 2024	$(1)	$14	$(1)	$(1,939)	$(1,927)

19.SHARE-BASED COMPENSATION
The Group maintains the following share schemes for employees (and, where the specific rules permit, non-executive directors and/or non-employee contractors): the Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan; the Flutter Entertainment plc 2023 Long Term Incentive Plan; the Flutter Entertainment plc 2016 Restricted Share Plan; the FanDuel Group Value Creation Award; the Flutter Entertainment plc Sharesave Scheme; the Flutter Entertainment plc 2015 Long Term Incentive Plan; the Flutter Entertainment plc 2015 Medium Term Incentive Plan; the Flutter Entertainment plc 2015 Deferred Share Incentive Plan; the Flutter Entertainment plc 2022 Supplementary Restricted Share Plan; and the Stars Group Equity Plans.
Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan (the ‘2024 Incentive Plan’) On June 26, 2024, the Board adopted the Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan (the “2024 Incentive Plan”) as a vehicle to continue granting equity to the Group, the Group’s affiliates’, current and prospective employees, and officers, non-employee directors and consultants. The 2024 Incentive Plan provides for an initial share pool of 1,770,000 shares, with such reserve amount to be reduced by the number of shares (if any) covered by awards granted under the Group’s legacy equity-based incentive plans (including the Flutter Entertainment plc Sharesave Scheme).

During the year ended December 31, 2024, the Group granted 167,815 restricted awards and options under the 2024 Incentive Plan. 85,421 awards have a market condition based on the Total Shareholder Return (“TSR”) relative to the TSR performance of the S&P 500 equity index. The market condition was directly factored into the fair-value-based measure of the award at the grant date. The grants were made in August and December, respectively. The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the weighted average volatility of 40.00%. The weighted average share price of the Group at the date of grant of the award was $220.90. The weighted average fair value of the awards at the grant date was $294.14. The remaining 82,394 options with a nominal exercise price and restricted awards had a weighted average grant date fair value of $213.08 based on the quoted trading price of the Group’s share price on the date of the grant.
For the year ended December 31, 2024 the total compensation cost arising from the 2024 Incentive Plan was $6 million. As of December 31, 2024, there was $20 million of total unrecognized compensation costs, which is expected to be recognized over a weighted average period of 1.5 years.
For the year ended December 31, 2024, there has been no exercises/vesting, or cancellation/lapses.
Flutter Entertainment plc 2023 Long Term Incentive Plan (“2023 LTIP”) In April 2023, the Group adopted the Flutter Entertainment plc 2023 Long Term Incentive Plan which enables the Group to grant share awards and nil cost options with a single award vesting in tranches (if the relevant performance conditions are met) after the end of the performance period applicable to the tranche. Awards granted under the 2023 LTIP shall have a performance period of not less than three years.
The awards granted under the 2023 LTIP Tranche 2 in 2024 have a market condition based on the TSR relative to the S&P 500 constituent companies. This market condition was directly factored into the fair-value-based measure of the award.
For the year ended December 31, 2024 and 2023, 45,941 and 44,820 share options with a nominal exercise price were granted under the “2023 LTIP”, respectively. The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 60.00% and 35.91%, the share price of the Group at the date of grant of the award of $204.19 and $200.00 and the weighted-average fair value of the awards at the grant date was $89.19 and $112.03 for the year ended December 31, 2024 and 2023, respectively.
For year ended December 31, 2024 and 2023 the total compensation cost arising from the 2023 LTIP was $3 million and $1 million, respectively. As of December 31, 2024, there was $4 million of total unrecognized compensation costs, which is expected to be recognized over a weighted-average period of 1.5 years.
For the year ended December 31, 2024 and 2023, there have been no exercises/vesting, or cancellation/lapses. The weighted average remaining contractual term of the options was 2.42 years and the aggregate intrinsic value $4 million. No outstanding options were currently exercisable.
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

The following table provides a summary of the activity under the Restricted Share Plan:

	Restricted Share Awards		Options
	Number of Units	Weighted- Average Fair Value	Number of Units	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2021	418,943	$184.90	501,411
Granted	700,653	122.70	1,072,479
Exercised/Vested	(130,561)	189.58	(87,306)		11
Cancelled/Lapsed	(16,988)	138.52	(157,970)
Outstanding at December 31, 2022	972,047	140.25	1,328,614
Granted	584,479	160.32	494,805
Exercised/Vested	(408,755)	140.37	(249,588)		42
Cancelled/Lapsed	(71,560)	152.38	(130,901)
Outstanding at December 31, 2023	1,076,211	150.33	1,442,930
Granted	470,354	204.25	352,172
Exercised/Vested	(574,423)	133.51	(421,123)		59
Cancelled/Lapsed	(82,163)	173.61	(85,432)
Outstanding as of December 31, 2024	889,979	$171.22	1,288,547	8.07	$333
The weighted average exercise price for share options granted under the Restricted Share Plan during all years presented and outstanding as of December 31, 2024 is a nominal price. The total fair value of restricted share awards vested during the years ended December 31, 2024, 2023 and 2022 was $247 million, $72 million and $16 million, respectively.
The following table provides additional information for share options outstanding as of December 31, 2024:

	Awards Outstanding	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value ($ in millions)
Share options exercisable	333,770	6.80	$86
Share options remaining to vest	954,777	8.30	$247
For the years ended December 31, 2024, 2023 and 2022, compensation cost arising from the Restricted Share Plan was $161 million, $153 million and $113 million respectively. As of December 31, 2024, there was $133 million of total unrecognized compensation costs related to the Restricted Share Plan, which is expected to be recognized over a weighted-average period of 1.4 years.
198,199, 249,095 and 2,357,035 of the options awarded in December 31, 2024, 2023 and 2022 respectively, have a market condition based on the TSR, relative to the TSR performance of the S&P 500 equity index in the case of options awarded in 2024 and relative to the TSR performance of the FTSE 100 (excluding housebuilders, real estate investment trusts and natural resources companies) in the case of options awarded in fiscal 2023 and 2022. This market condition was directly factored into the fair-value-based measure of the award at the grant date. The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 60.00%, 34.45% and 41.30% for fiscal 2024, 2023 and 2022, respectively, and the weighted-average share price of the Group at the date of grant of the award of $194.40, $172.08 and $115.63 for fiscal 2024, 2023 and 2022, respectively. The weighted-average fair value of the awards at the grant date was $231.29, $144.00 and $147.93 for fiscal 2024, 2023 and 2022, respectively.

FanDuel Group Value Creation Plan and TSE Holdings Ltd FanDuel Group Value Creation Option Plan (together, the “VCP”) In 2018, the Group introduced a plan for the employees of FanDuel Group Parent LLC and its subsidiaries (FanDuel Group Parent LLC and its subsidiaries together “FanDuel”) that allowed them to share in the future value created within FanDuel. Employees were to be awarded an allocation of units that represented a share in value created. The value per unit of VCP units granted in 2018 was set at $318.00 per unit and the value per unit of VCP units granted in 2020 was set at $200.00 per unit. Employees had the option to exercise 50% of these units in July 2021, or roll some or all of them to July 2023. The Group had the option of settling this plan via the issuance of Flutter Entertainment plc shares or cash.
For the years ended December 31, 2023 and 2022, compensation cost arising from the VCP was, $1 million and $7 million respectively.
The final tranche of the award was settled in July 2023 and the total fair-value-based measure of share-based liabilities paid during the years ended December 31, 2023 and 2022 was $176 million, and nil respectively and there were no outstanding VCP units remaining outstanding as of December 31, 2024.
FanDuel Value Creation Award (the “VCA”) In March 2023, the Group modified the FanDuel Value Creation Award within the FanDuel business to provide a minimum payment to the participants. The setting of a minimum payout resulted in a change in the classification of the award from equity to liability as the VCA awards do not expose the holder to gains and losses in the fair value of the Group in the same way as outright ownership. This resulted in a total additional incremental compensation cost at the date of modification of $2 million. $1 million of compensation cost based on the fair-value-based measure of the original award was reclassified from additional paid in capital to share-based payment liability.
For the years ended December 31, 2024, 2023 and 2022, compensation cost arising from the VCA was $2 million, $4 million and $1 million respectively. As of December 31, 2024, the fair-value-based measure of the liability recorded in other non-current liabilities for the award was $7 million and there was $5 million of total unrecognized compensation costs related to the VCA, which is expected to be recognized over a weighted-average period of 2 years. There were no amounts paid during the year.
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
For the years ended December 31, 2024, 2023, and 2022, compensation cost arising from these plans was $3 million, $3 million and $31 million, respectively. As of December 31, 2024, there was $1 million of total unrecognized compensation costs related to these plans, which is expected to be recognized over a weighted-average period of 1 year.
The total fair-value-based measure of share-based liabilities paid during the years ended December 31, 2024, 2023 and 2022 was nil, $12 million and nil, respectively and as of December 31, 2024, the fair-value-based measure of the liability recorded in other non-current liabilities for the awards was $32 million (2023: $29 million).
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

For the years ended December 31, 2024, 2023, and 2022, compensation cost arising from the December 2025 tranche was $1 million, $3 million and $2 million, respectively. As of December 31, 2024, there was $1 million of total unrecognized compensation costs related to the December 2025 tranche, which is expected to be recognized over a weighted-average period of 1 year.
For the years ended December 31, 2024, 2023, and 2022, compensation cost arising from the July 2023 tranche was nil, $3 million and $9 million, respectively. The share-based payment liabilities with a fair value of $20 million were settled in July 2023 and there were no remaining balances outstanding as of December 31, 2024 in respect of the July 2023 tranche.
Other plans
In addition to the plans disclosed above, the Group maintains the Flutter Entertainment plc Sharesave Scheme; the Flutter Entertainment plc 2015 Long Term Incentive Plan; the Flutter Entertainment plc 2015 Medium Term Incentive Plan and the Flutter Entertainment plc 2015 Deferred Share Incentive Plan which are equity-classified awards with compensation cost recognized over the requisite service based on the fair-value-based measure of the award on the grant date.
During the year a total of 295,594 awards were granted with a weighted-average grant-date fair value of $125.38. For the years ended December 31, 2024, 2023 and 2022, compensation cost arising from these plans was $27 million, $22 million and $19 million, respectively. At the year end there was a total of 1,313,959 restricted awards and options were outstanding for these plans as of December 31, 2024.
Share-based compensation is classified in the Consolidated Statements of Comprehensive (Loss) as follows:

($ in millions)	2024	2023	2022
Cost of sales	$20	$15	$6
Technology, research and development expense	35	30	42
Sales and marketing expenses	12	14	17
General and administrative expenses	135	131	116
Total share-based compensation	$202	$190	$181
The income tax benefit related to the compensation expense before any valuation allowance for the years ended December 31, 2024, 2023, and 2022 was $41 million, $41 million and $19 million, respectively. The income tax benefit relating to share options exercised before any valuation allowance for the years ended December 31, 2024, 2023, and 2022 was $54 million, $37 million and $8 million, respectively.
20.FAIR VALUE MEASUREMENTS
The Group’s consolidated financial instruments including cash and cash equivalents, player deposits, accounts receivable, other current assets, accounts payable, player deposit liability, and other current liabilities are carried at historical cost. As of December 31, 2024 and 2023, the carrying amounts of these financial instruments approximated their fair values because of their short-term nature.
The carrying amount of long-term debt outstanding under the Credit Agreement approximate their fair values, as interest rates on these borrowings approximate current market rates. The fair value of the USD Senior Secured Notes and Euro Senior Secured Notes was $533 million and $540 million, respectively as of December 31, 2024. The fair values are based on quoted market prices.

The following tables set forth the fair value of the Group’s financial assets, financial liabilities and redeemable non-controlling interests measured at fair-value-based on the three-tier fair value hierarchy as defined in summary of significant accounting policies:

	As of December 31, 2024
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – investments	$128	$2	$—	$130
Equity securities	—	—	6	6
Derivative financial assets	—	133		133
Total	128	135	6	269
Financial liabilities measured at fair value:
Derivative financial liabilities	—	15	—	15
Fox Option Liability	—	—	810	810
Contingent consideration	—	—	18	18
Total	—	15	828	843
Redeemable non-controlling interests at fair value	$—	$—	$1,567	$1,567

	As of December 31, 2023
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – investments	$33	$139	$—	$172
Equity securities	—	—	9	9
Total	33	139	9	181
Financial liabilities measured at fair value:
Derivative financial liabilities	—	178	—	178
Fox Option Liability	—	—	400	400
Contingent consideration	—	—	20	20
Total	—	178	420	598
Redeemable non-controlling interests at fair value	$—	$—	$1,100	$1,100
Pokerstars trademark held and used[1]	$—	$—	$368	$368
Total nonrecurring fair value measurement	—	—	$368	$368
_______________
1In accordance with subtopic 360-10, Pokerstars trademark held and used with a carrying amount of $1,093 million was written down to its fair value of $368 million, resulting in an impairment of $725 million, which was included in sales and marketing expenses. See “Note 11. Intangible Assets, Net” for a description of the valuation technique(s) and the inputs used in the fair value measurement.
There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2024 and 2023.
Valuation of Level 2 financial instruments
Available for sale – player deposits – investments
The Group has determined the fair value of available for sale – player deposits – investments by using observable quoted prices or observable input parameters derived from comparable bonds/markets. Although the Group has determined that a number of the bonds fall within Level 1 of the fair value hierarchy, there are a class of bonds which have been classified as Level 2 due to the existence of relatively inactive trading markets for those bonds.

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
Although the Group has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. For the years ended December 31, 2024 and 2023, the Group assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.
As a result, the Group determined that its valuations of its derivatives in their entirety are classified in Level 2 of the fair value hierarchy.
Valuation of Level 3 financial instruments
Equity securities
The Group determined the fair value of investments in equity securities that do not have a readily available market value amounted to $6 million at December 31, 2024 (December 31, 2023: $9 million) using the Market Comparable Companies Approach based on EBITDA multiple. The total unrecognized loss of $2 million for the year ended December 31, 2024 (December 31, 2023: $2 million loss, December 31, 2022: $6 million gain) is recognized with other income (expense), net in the Consolidated Statements of Comprehensive (Loss).
Non-derivative financial instruments
Fox Option Liability
On October 2, 2019, the Group entered into an arrangement with Fox Corporation (“Fox”), pursuant to which FSG Services LLC, a wholly-owned subsidiary of Fox, has an option (the Fox Option) to acquire an 18.6% equity interest of the then outstanding investor units (the “Fastball Units”) in FanDuel Group Parent LLC (“FanDuel”). In April 2021, Fox filed an arbitration claim against the Group with respect to its option to acquire an 18.6% equity interest in FanDuel seeking the same price that the Group paid for the acquisition of the Fastball Units (37.2% of FanDuel) from Fastball Holdings LLC in December 2020. On November 7, 2022, the arbitration tribunal determined the option price as of December 2020 to be $3.7 billion plus an annual escalator of 5%. As of December 31, 2024, and December 31, 2023, the option price was $4.5 billion and $4.3 billion, respectively. Fox has a ten-year period from December 2020 within which to exercise the Fox Option, should it wish to do so, and should Fox not exercise within this timeframe, the Fox Option shall lapse. Cash payment is required at the time of exercise and the Fox Option can only be exercised in full. Exercise of the Fox Option requires Fox to be licensed.
As of December 31, 2024, and December 31, 2023, the fair value of the Fox Option amounting to $810 million and $400 million, respectively, included in other non-current liabilities, was determined using an option pricing model. The significant unobservable inputs were the enterprise value of FanDuel, the discount for lack of marketability (“DLOM”), the discount for lack of control (“DLOC”), implied volatility and probability of Fox getting licensed.

The enterprise value of FanDuel was determined giving an equal weight to the value indications of the discounted cash flow analysis and the guideline public company analysis. The discount rate used in the discounted cash flow analysis was 20% and 21% for the years ended December 31, 2024, and December 31, 2023, respectively. The enterprise value (EV)-to-revenue multiple for the last twelve months and the projected twelve months used in the guideline public company analysis was 4.5x and 3.3x for the year ended December 31, 2024, and 4.8x and 3.4x for the year ended December 31, 2023, respectively, with the ranges of revenue multiples of selected comparable companies being 1.3x–5.5x and 1.1x–6.2x for the years ended December 31, 2024, and December 31, 2023, respectively. The median was 3.0x (December 31, 2023:2.6x) for the last twelve months and 2.5x (December 31, 2023:2.3x) for the projected twelve months for the comparable companies. The arithmetic average was 3.1x (December 31, 2023:3.2x) for the last twelve months and 2.6x (December 31, 2023: 2.6x) for the projected twelve months for the comparable companies. In developing the fair value measurement, management placed greater weight on multiples of peer group companies that were most directly comparable to FanDuel from within the selected guideline public companies. The key value drivers considered while assigning weights to multiples of peer group companies were profitability (profit margins), future growth prospects, and size of peer group companies, among others. The result of this calibration was that a multiple between the third quartile and high end was deemed most appropriate to develop the required fair value measurement.
Additionally, management applied a combined 33% and 35% discount for lack of marketability and lack of control for the years ended December 31, 2024, and December 31, 2023 respectively. Management estimated the DLOM considering outputs from various securities-based approaches that included the Asian Protective Put, Finnerty method and Protective put (Chaffe) method. A range of DLOMs obtained using these approaches was 12.1% to 18.9%. To cross-verify the estimated DLOM, management also conducted restricted stock studies and observed average or median DLOMs in the range of c. 10.9% to c. 45.0%. Management also considered pre-initial IPO studies that indicate median DLOMs to be potentially in a range of 6.15% to 82%, with an arithmetic average of 46.96% within the population of post-2008 IPOs considered in the study. DLOC was estimated at 18.40% using implied discounts in previous observable transactions involving FanDuel’s equity ownership and data based on Mergerstat studies for the years ended December 31, 2024 and December 31, 2023. To cross-verify the estimated DLOC, Management has calculated the implied DLOC using the control premium used in goodwill impairment studies.
The combined discounts range from 28.3% to 33.8% and 29.7% to 36.0%, with management having selected 33% and 35%, which is on the lower end of the third quartile, but above the arithmetic average as most appropriate to develop the required fair value measurement for the years ended December 31, 2024, and December 31, 2023, respectively.
The volatility was 35% and 36% for the years ended December 31, 2024, and December 31, 2023, respectively, with the volatility range of the selected comparable companies being 18.1%–90.7% for December 31, 2024 and 23.3%–58.7% for December 31, 2023. In developing the fair value measurement, the probability of a market participant submitting to and obtaining a license was estimated at 75% for the years ended December 31, 2024, and December 31, 2023.
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

The fair value of contingent consideration is primarily dependent on forecast performance for the acquired businesses in excess of a predetermined base target. An increase and decrease in the predetermined base target will not have a material impact on the fair value of contingent consideration as the expected settlement date is in early 2025. An increase or decrease of 10% in the excess over the predetermined base target would increase and decrease the value of contingent consideration as of December 31, 2023, by $2 million and $2 million, respectively.
Movements in the year in respect of Level 3 financial instruments carried at fair value
The movements in respect of the financial assets and liabilities and redeemable non-controlling interests carried at fair value are as follows:

($ in millions)	Contingent consideration	Equity securities	Fox Option Liability	Total	Redeemable non- controlling interest at fair value
Balance at December 31, 2023	$(20)	$9	$(400)	$(411)	$(1,100)
Total gains or losses for the period:
Included in earnings	3	(2)	(426)	(425)	—
Included in other comprehensive (loss)	(1)	(1)	16	14	—
Attribution of net loss and other comprehensive (loss):
Net gain attributable to redeemable non-controlling interest	—	—	—	—	(25)
Other comprehensive (loss) attributable to redeemable non-controlling interest	—	—	—	—	13
Acquisitions and settlements:
Settlements	—	—	—	—	—
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(455)
Balance at December 31, 2024	$(18)	$6	$(810)	$(822)	$(1,567)
Change in unrealized gains or losses for the period included in earnings	$3	$(2)	$(426)	$(425)	$—
Change in unrealized gains or losses for the period included in other comprehensive (loss)	$(1)	$(1)	$16	$14	$—

($ in millions)	Contingent consideration	Equity securities	Fox Option Liability	Total	Redeemable non- controlling interest at fair value
Balance at December 31, 2022	$(22)	$11	$(220)	$(231)	$(781)
Total gains or losses for the period:
Included in earnings	2	(2)	(165)	(165)	—
Included in other comprehensive income	—	—	(15)	(15)	—
Attribution of net loss and other comprehensive income:
Net gain attributable to redeemable non-controlling interest	—	—	—	—	(11)
Other comprehensive income attributable to redeemable non-controlling interest	—	—	—	—	(50)
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(258)
Balance at December 31, 2023	$(20)	$9	$(400)	$(411)	$(1,100)
Change in unrealized gains or losses for the period included in earnings	$2	$(2)	$(165)	$(165)	$—
Change in unrealized gains or losses for the period included in other comprehensive income	$—	$—	$(15)	$(15)	$—

($ in millions)	Contingent consideration	Equity securities	Fox Option Liability	Total	Redeemable non- controlling interest at fair value
Balance at December 31, 2021	$(51)	$7	$(330)	$(374)	$(982)
Total gains or losses for the period:
Included in earnings	6	6	83	95	—
Included in other comprehensive (loss)	2	—	27	29	—
Attribution of net loss and other comprehensive income:
Net loss attributable to redeemable non-controlling interest	—	—	—	—	19
Other comprehensive income attributable to redeemable non-controlling interest	—	—	—	—	89
Acquisitions and settlements:
Acquisitions Settlements	21	(2)	—	19	—
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	93
Balance at December 31, 2022	$(22)	$11	$(220)	$(231)	$(781)
Change in unrealized gains or losses for the period included in earnings	$6	$6	$83	$95	$—
Change in unrealized gains or losses for the period included in other comprehensive income	$2	$—	$27	$29	$—

21.COMMITMENTS AND CONTINGENCIES
Guarantees
The Group has uncommitted working capital overdraft facilities of $20 million (December 31, 2023: $21 million) with Allied Irish Banks p.l.c. These facilities are secured by a Letter of Guarantee from Flutter Entertainment plc.
The Group has bank guarantees: (i) in favor of certain gaming regulatory authorities to guarantee the payment of player funds, player prizes, and certain taxes and fees due by a number of Group companies; and (ii) in respect of certain third-party rental and other property commitments, merchant facilities and third party letter of credit facilities. The bank guarantees have various expected terms up to December 31, 2032; three of the bank guarantees are indefinite lived. The maximum amount of the guarantees as of December 31, 2024 was $304 million (December 31, 2023: $322 million). No claims had been made against the guarantees as of December 31, 2024 (December 31, 2023: $Nil). The guarantees are secured by counter indemnities from Flutter Entertainment plc and certain of its subsidiary companies. The value of cash deposits over which the guaranteeing banks hold security was $62 million as of December 31, 2024 (December 31, 2023: $29 million).

Other purchase obligations
The Group is a party to several non-cancelable contracts with vendors where the Group is obligated to make future minimum payments under the terms of these contracts as follows:

($ in millions)	Year Ending December 31,
2025	$1,600
2026	1,163
2027	989
2028	344
2029	85
Thereafter	447
$4,628
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

As of December 31, 2024, the Group has recorded an amount of €16 million ($16 million) within loss contingencies forming part of other current liabilities. It is reasonably possible that the actual losses could be in excess of the Group’s accrual. The Group is unable to estimate a reasonably possible loss or range of loss in excess of its accrual due to the complexities and uncertainty around the judicial process. In addition, there are further claims made against the Group amounting to €47 million ($48 million) as of December 31, 2024, the settlement of which is predicated on the merits of the case and whether the enforcement proceedings are successful in laying claim over the Group’s Maltese assets for settlement of these claims. The Group, based on advice from its legal counsel, believes such cross-border enforcement of judgements is in contravention to Maltese public policy and Regulation (EU) 1215/2012 and has not accrued any liability for these claims. The Group has filed countersuits before the Maltese Civil Court for setting aside these claims. The defendants have also filed garnishee orders with the Maltese Civil Court to attach the Group’s Maltese assets, some of which have already been declined by the Maltese Civil Court. Should the Maltese Courts decide in favor of the Group, there would be grounds for dismissal of all pending player claims instituted against the Group.
While the Group believes that it has strong arguments, at this time, the Group is unable to reasonably estimate the likelihood of the outcome due to the complexities and uncertainty around the judicial process.
Income tax dispute in relation to operations in Italy
The Italian Tax Police initiated an investigation of the operations conducted by PokerStars business in Italy (hereinafter referred to as “PS Italy”), alleging that PS Italy’s server infrastructure located in Italy amounts to an Italian permanent establishment for corporate income tax purposes. As of December 31, 2024, the Group has fully settled this tax dispute with the Italian Tax Authorities for an amount of €8 million ($9 million).
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
Goods and Services Tax rate applicable to operations in India
India’s Directorate General of Goods & Services Tax (the “DGGI”) is currently investigating the historical characterization of products such as rummy, fantasy games and poker as ‘games of skill’ (subjects to tax of 18% on player commission) rather than ‘games of chance’ (subject to 28% tax on player stakes). In making GST returns, Junglee and PokerStars India have consistently followed the Supreme Court of India’s rulings in relation to the distinction between games of skill and games of chance and treated its products as games of skill.
The DGGI has issued notices to multiple online gaming businesses alleging historical underpayment of goods and services tax (“GST”), including to Junglee, and most recently to PokerStars India, for a total amount of ₹198.5 billion ($2.3 billion). The Group disputes that any additional tax is payable and has been advised that the notices received are not in accordance with the GST provisions applicable to past periods.
As of the date of issue of these consolidated financial statements, Junglee has had its case joined to the GST cases of other online gaming operators pending at the Supreme Court of India (the “Supreme Court”) . The Supreme Court has stayed proceedings such that DGGI cannot take any further action against Junglee, including raising a demand of the alleged underpayment of GST, until the Supreme Court rules on the GST cases or vacates the stay. The lead case (The Directorate General of GST Intelligence vs. Gameskraft Technologies Private Limited) was ruled in favor of Gameskraft, the taxpayer, at the Karnataka High Court in May 2023, and found that taxes had been paid in accordance with the law, but the case remains unresolved at the Supreme Court.
On June 22, 2024, a meeting of India’s Goods and Services Tax Council (the “GST Council”) (a constitutional body responsible for the formation and recommendation of GST law changes, held by the Supreme Court to be the ultimate authority on the GST issues), recommended amending the GST law to empower the Indian Central Government, on the recommendation of the GST Council, to waive any historical taxes not paid, where the common trade practice was either:

1.not to subject the goods or services to tax, or
2.to subject the goods or services to a lower tax rate than what is now being suggested by the DGGI.
The recommendation of the GST Council was incorporated into the Finance Act, 2024.
While this law is not industry specific, if applied by the GST Council to the online real money gaming industry, we would expect the 18% GST already paid on platform commissions for past periods to be accepted as the applicable tax rate and the litigation referenced above will likely cease.
As of the date of issue of the consolidated financial statements, no liability has been accrued as the Group has determined that it is not probable that a liability has been incurred considering the progress of the cases pending at the Supreme Court, decisions of the State High Courts in favor of the industry, the arguments of legal counsel representing the industry and the opinion of the Group’s own legal counsel.
The Group is unable to make an estimate of any reasonably possible loss or range of losses, if any, were there to be an adverse final decision in the cases pending before the Supreme Court associated with the notice received.
Trademark and copyright claim regarding the use of the Aviator brand by Adjarabet in Georgia
Aviator LLC, a company owned by parties connected with the former owner of Adjarabet sued Atlas Holdings LLC, the Group's legal entity operating the Adjarabet brand in Georgia and Armenia, for damages alleging infringement of intellectual property rights in the brand name “AVIATOR” used within four third-party online casino games which were available on Adjarabet’s website. As of December 31, 2024, the Group has resolved the dispute and agreed to reimburse Aviator LLC an immaterial amount of legal costs.
22.SUBSEQUENT EVENTS
Effective from the first quarter of 2025, the Group has realigned its internal organizational structure with the Group's Chief Executive Officer now being the CODM. As a result of this realignment in the internal organizational structure, the Group will update its reportable segments in its quarterly report on Form 10-Q for the period ending March 31, 2025. Following these changes, the Company will have two reportable segments: U.S. and International, (which will include what was formerly our UKI, International and Australia segments). The segment information presented in this Annual Report on Form 10-K does not reflect this change in the composition of the Group's reportable segments, as the change did not take effect internally until the first quarter of fiscal 2025.

*****

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.           Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Management’s Report on Internal Control Over Financial Reporting
Flutter’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Flutter; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of Flutter are being made only in accordance with authorizations of management and directors of Flutter; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Flutter’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Flutter’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on the assessment by Flutter’s management, we determined that our internal control over financial reporting was ineffective as of December 31, 2024, due to the material weaknesses in internal control over financial reporting as described below.
Previously Reported Material Weaknesses
As previously reported in Part II, “Item 9A—Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.
In order to remediate the identified deficiencies, management developed and commenced execution of a comprehensive remediation plan. While implementation of the remediation plan remains ongoing, in the period ended December 31, 2024, we have taken action in relation to the prior year material weaknesses as follows:
(i) maintaining sufficient evidence of an effective control environment to enable the identification and mitigation of risks of financial reporting errors;
•The Group delivered training programs and awareness sessions on internal control practices, procedures, and Sarbanes-Oxley requirements to management, including control owners, which resulted in an improved level of formalization and documentation of the execution of controls.
•The Group documented process flows and control activities for our financial reporting processes, assisted by external consultants who have extensive experience in internal controls.

•The Group’s internal testing program, enhanced as set out in (vii) below, has increased its focus on the documentation and evidencing of control performance.
These actions strengthened the Group’s internal control framework and this material weakness has been remediated.
(ii) designing and implementing an effective risk assessment to identify and communicate appropriate objectives in relation to financial reporting error and fraud;
•We have documented risk assessments for our financial reporting processes, the creation of which has been supported by external consultants where necessary.
•Additionally, we have developed an effective enterprise-wide risk assessment process.
•Alongside additional planned work to address the assessment of fraud with respect to financial reporting, we believe that these three elements will, when combined, support the remediation process of this material weaknesses.
While progress has been made, management does not believe that this material weakness has been fully remediated as of December 31, 2024.
(iii) designing and implementing effective control activities, including management review controls, in relation to certain complex accounting, valuation and other areas;
•For certain business processes, we reassessed our end-to-end process, performed a new risk assessment, and then identified the relevant control activities to be performed to address those risks. These activities were supported by external consultants who have extensive experience in internal controls and, where relevant, in accounting and SEC matters.
•This work is still ongoing for certain processes, including those operating as entity level controls.
•As completed remediation activities took some time to execute, not all of the redesigned controls were able to operate effectively in 2024 for a sufficient number of occurrences for us to definitively conclude that they have been remediated.
The enhancements made in 2024 will help to support the remediation process if in 2025 these controls operate effectively, and if management is able to redesign, implement and operate effectively new controls in remaining areas. As a result, management does not believe that this material weakness has been remediated as of December 31, 2024.
(iv) designing and implementing effective general IT controls related to user access management and change management of a number of systems;
•Management has designed and implemented enhanced IT processes and controls for many of the systems and tools relevant to internal control over financial reporting.
•Centralization and standardization of some activities with respect to user access and change management for some systems and tools has addressed a number of root causes of control deficiencies, but sustainable operating effectiveness still needs to be demonstrated.
Due to the above, these actions were not sufficient to remediate this material weakness related to user access and change management. Management will continue to address the design and implementation of general IT controls for the remaining systems and tools relevant to internal control over financial reporting , and will seek to further support IT personnel with operating controls effectively.
(v) designing and implementing controls to address requirements relating to the completeness and accuracy of reports used in the operation of controls;
•We delivered internal control over financial reporting training as set out above in (i) and a project was commenced to formalize ad-hoc information extracts into controlled system generated reports.
•As outlined above in (iii), for certain business processes we reassessed our end-to-end process, which included the identification of information used in controls, in particular system generated reports. The remediation activities that took place also considered whether new controls needed to be designed and implemented to ensure the completeness and accuracy of this information, and if so, this was simultaneously addressed.
•For other business processes subject to management’s internal monitoring of internal control over financial reporting, which was enhanced in 2024 as set out in (vii) below, any discrete instances of uncontrolled reports were identified and reported as deficiencies.
These actions strengthened the Group’s internal control framework and this material weakness has been remediated.

(vi) maintaining sufficient documentation to evidence the processes and controls in place to ensure the adequate review over financial reporting as well as the identification and evaluation of the severity of internal control deficiencies, including material weaknesses;
•We have enhanced our external financial reporting process, as outlined above in (iii) and (v). Also, we recruited additional personnel with GAAP and SEC reporting experience to implement and operate the newly designed controls.
•As these activities took some time to execute, not all of the redesigned controls were able to operate effectively in 2024 for a sufficient number of occurrences for us to definitively conclude that they have been remediated.
•We have updated our internal control evaluation processes to adequately identify and assess the severity of internal control deficiencies.
The enhancements made to the external financial reporting process in 2024 will support the remediation process if operation of these controls in 2025 shows that they are able to sustainably operate effectively. Therefore, management has concluded that this material weakness has not been remediated as of December 31, 2024.
and (vii) the adequacy of monitoring procedures to ascertain whether the components of our financial reporting control framework were present and functioning.
•During 2024 we have performed significant recruitment of qualified and experienced individuals within our internal controls assurance team. We also engaged a third party to review our internal controls testing methodology and testing workpapers.
•We have performed regular weekly reporting to communicate internal control deficiencies to those parties responsible for taking corrective action. We also established a monthly governance forum, led by our Chief Financial Officer.
•We have identified more operating effectiveness deficiencies in 2024 as a result of these enhancements. This has consequently had an impact on the remediation plans for the other material weaknesses noted above.
These actions strengthened the Group’s internal control framework and this material weakness has been remediated.
Material Weaknesses
For the year ended December 31, 2024, the material weaknesses we have identified, in the aggregate, relate to:
(i) designing and implementing an effective risk assessment to identify and communicate appropriate objectives in relation to financial reporting error and fraud;
(ii) designing, implementing and operating effective control activities, including management review controls, in relation to certain complex accounting, valuation and other areas, principally the review of manual journal entries, the review of balance sheet reconciliations, the review of cost allocations for income statement presentational purposes, the review of acquisition accounting, the review of treasury accounting and the review of carrying values for impairment testing;
(iii) designing, implementing and operating effective general IT controls related to user access management and change management;
(iv) maintaining sufficient documentation to evidence the processes and controls in place to ensure the adequate review over financial reporting; and
(v) designing, implementing and operating effective control activities in Sisal, our Italian business acquired in August 2022 that operates on a different ERP to the majority of the Group.
Remediation Plans
In order to remediate the identified deficiencies, management has developed and is already executing a comprehensive remediation plan, parts of which have been delivered to-date or for which delivery is in progress, as set out above in “Previously Reported Material Weaknesses”.
While management is working to remediate the identified deficiencies as timely and efficiently as possible, as we became a SEC registrant in 2024, and have experienced sizeable acquisitions in recent years, time has been needed to implement effective internal controls over financial reporting for a Group of our size, increasing complexity and continued growth.

Additionally, in 2024, management commenced a finance transformation project that includes, but is not limited to, the transitioning to an updated cloud-based global enterprise resource planning systems solution, with corresponding business process and internal controls over financial reporting re-engineering. Management is also undertaking a multi-year global IT project focused on comprehensively addressing user access management and identity access on a global basis.
While we continue to work on these projects, the implementation of the remediation plan remains ongoing. The remaining remediation work involves:
(i) assessing the risk of fraud with respect to financial reporting, and combining this with our other risk assessment processes;
(ii) designing and implementing enhanced business processes and controls and ensuring these operate effectively; and
(iii) enhancing our IT processes and controls across the remaining applications for which deficiencies have been identified, particularly in relation to the general IT controls around user access management and change management where operating effectiveness needs to be demonstrated over a sustained period;
While we are working to remediate the identified deficiencies as timely and efficiently as possible, at this time we cannot provide an estimate of the time it will take to complete this remediation plan. It will also be necessary to assess our resourcing within our business and IT processes to ensure that the re-designed control environment can operate effectively and in a sustainable way. The implementation of our remediation measures will require validation and testing of the design and operating effectiveness of internal controls over a sustained period. In addition, we cannot ensure that the measures taken by us to date, and actions that we may take in the future, will be sufficient to remediate these deficiencies or that they will prevent or avoid potential future deficiencies.
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except for the improvements to our internal control over financial reporting to remediate the material weaknesses as otherwise described herein, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm, due to a transition period established by the rules of the SEC.
Item 9B.           Other Information
During the three months ended December 31, 2024, neither the Company nor any of its directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 9C.          Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.            Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024 (the “2025 Proxy Statement’), and is incorporated herein by reference.
Item 11.           Executive Compensation
The information required by this item will be included in our 2025 Proxy Statement, which is incorporated herein by reference.
Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our 2025 Proxy Statement, which is incorporated herein by reference.
Item 13.            Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our 2025 Proxy Statement, which is incorporated herein by reference.
Item 14.           Principal Accountant Fees and Services
The information required by this item will be included in our 2025 Proxy Statement, which is incorporated herein by reference.

PART IV
Item 15.       Exhibits and Financial Statement Schedules

3.1	Memorandum and Articles of Association of Flutter Entertainment plc (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2024).

4.1	Description of Registrant’s securities.*

4.2
Indenture, dated as of April 29, 2024, by and among Flutter Treasury DAC, as Issuer, the Guarantors party thereto, Citibank, N.A., London Branch, as trustee, paying agent, transfer agent and registrar and Wilmington Trust (London) Limited as security agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2024).

4.3	Form of Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2024).

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

10.4
Second Incremental Assumption Agreement to the Syndicated Facility Agreement dated December 19, 2024 among Flutter Entertainment plc, PPB Treasury Unlimited Company, Betfair Interactive US Financing LLC, TSE Holdings Limited, FanDuel Group Financing LLC, and Flutter Financing B.V., Goldman Sachs Bank USA as the Second Incremental Revolving Facility Lender and J.P. Morgan SE, as the administrative agent. *

10.5
First Repricing Agreement to the Syndicated Facility Agreement dated December 19, 2024, among Flutter Entertainment plc, PPB Treasury Unlimited Company, Betfair Interactive US Financing LLC, TSE Holdings Limited, FanDuel Group Financing LLC, and Flutter Financing B.V., JPMorgan Chase Bank, N.A. and The 2024 Refinancing Term B Rollover (together the 2024 Refinancing Term B Lender) and J.P. Morgan SE, as the administrative agent. *

10.6	Form of Flutter Entertainment plc Deed of Indemnity (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024).

10.7	Form of The Stars Group, Inc. Indemnification Agreement (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024).

10.8
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

10.10
Rules of the Flutter Entertainment plc 2016 Restricted Share Plan (incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024).†

10.11
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

10.13	Rules of the Flutter Entertainment plc Sharesave Scheme (as amended November 13, 2024).*†

10.14	Rules of the Flutter Entertainment plc 2022 Supplementary Restricted Share Plan (as amended November 13, 2024).*†

10.15
Rules of the Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan (including the Non-Employee Sub-Plan), effective as of June 25, 2024 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 Registration Statement filed with the SEC on June 26, 2024).†

10.16	Service Agreement, dated May 8, 2023, by and between Betfair Limited and Peter Jackson.*†+

10.17	Confirmation of Ongoing Employment Terms, dated August 19, 2024, by and between Betfair Limited and Peter Jackson.*†+

10.18	Restricted Stock Unit Award Notification to Peter Jackson pursuant to the Flutter Entertainment plc 2015 Long Term Incentive Plan, dated August 3, 2022.*†

10.19	Restricted Stock Unit Award Agreement pursuant to the Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan, dated August 19, 2024, by and between Peter Jackson and Flutter Entertainment plc.*†

10.20	Letter Agreement, dated October 27, 2021, by and between FanDuel Inc. and Amy Howe.*†+

10.21	Amendment to Terms of Employment, dated August 13, 2024, by and between FanDuel Inc. and Amy Howe.*†

10.22	Proprietary Information and Restricted Activity Agreement, dated February 1, 2021, by and between Amy Howe and FanDuel Inc.*†+

10.23	Offer Letter, dated May 30, 2024, from Flutter Entertainment plc to Rob Coldrake.*†

10.24	Service Agreement, dated May 30, 2024 by and between Betfair Limited and Rob Coldrake.*†+

10.25	Letter Agreement, dated January 9, 2025, by and between Betfair Limited and Rob Coldrake.*†

10.26	Offer Letter, dated January 28, 2020, from Flutter Entertainment plc to Pádraig Ó Ríordáin.*†

10.27	Service Agreement, dated January 28, 2020 by and between Power Leisure Bookmakers Ltd and Pádraig Ó Ríordáin.*†+

10.28	Confirmation of Retirement Arrangements, dated December 12, 2024, by and between Power Leisure Bookmakers Limited and Pádraig Ó Ríordáin.*†+

10.29	Offer Letter, dated July 2, 2022, from Flutter Entertainment plc to Ian Brown.*†

10.30	Service Agreement, dated July 2, 2022, by and between Hestview Limited and Ian Brown.*†+

10.31	Settlement Agreement, dated September 24, 2024, by and between Hestview Limited and Ian Brown.*†+˄

10.32	Offer Letter, dated February 22, 2023, from Flutter Entertainment plc to Paul Edgecliffe-Johnson.*†

10.33	Service Agreement, dated February 22, 2023, by and between Betfair Limited and Paul Edgecliffe-Johnson.*†+

10.34	Termination Agreement, dated May 30, 2024, by and between Betfair Limited and Paul Edgecliffe-Johnson.*†+˄

10.35	Form of Nil Cost Option Award Certificate Pursuant to the Flutter Entertainment plc 2015 Deferred Share Incentive Plan.*†

10.36	Form of Restricted Stock Unit Award Certificate Pursuant to the Flutter Entertainment plc 2015 Deferred Share Incentive Plan.*†

10.37	Form of Nil Cost Option Award Certificate Pursuant to the Flutter Entertainment plc 2016 Restricted Share Plan.*†

10.38	Form of Restricted Stock Unit Award Certificate Pursuant to the Flutter Entertainment plc 2016 Restricted Share Plan.*†

10.39	Form of Leadership Restricted Share Incentive Award Certificate Pursuant to the Flutter Entertainment plc 2016 Restricted Share Incentive Plan (Nil Cost Options).*†

10.40	Form of Leadership Restricted Share Incentive Award Certificate Pursuant to the Flutter Entertainment plc 2016 Restricted Share Incentive Plan (RSUs).*†

10.41	Form of Nil Cost Option Award Certificate Pursuant to the Flutter Entertainment plc 2023 Long Term Incentive Plan.*†

10.42	Form of Restricted Stock Unit Award Certificate Pursuant to the Flutter Entertainment plc 2023 Long Term Incentive Plan.*†

10.43	Form of Performance-Based Restricted Stock Unit Award Agreement Pursuant to the Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan.*†

19.1	Flutter Entertainment plc Group Securities Dealing Code.*

19.2	Flutter Entertainment plc PDMR Code*

21.1	List of subsidiaries.*

23.1	Consent of KPMG.*

31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97	Executive Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97 of the Registrant’s Annual Report on Form 10-K for the for the fiscal year ended December 31, 2023).

101.1	The following information from Flutter Entertainment plc’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Comprehensive (Loss) for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Changes in Shareholders’ Equity and Redeemable Non-Controlling Interests for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (v) Notes to the Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________

*Filed herewith.
†Management contract or compensatory plan or arrangement.
+ Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
˄ Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
Item 16.          Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2025.

Flutter Entertainment plc

By:	/s/ Peter Jackson
Name: Peter Jackson Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2025.

Name	Capacity

/s/ Peter Jackson	Chief Executive Officer and Director (Principal Executive Officer)
Peter Jackson

/s/ Robert Coldrake	Chief Financial Officer (Principal Financial and Accounting Officer)
Robert Coldrake

/s/ John Bryant	Director
John Bryant

/s/ Holly Keller Koeppel	Director
Holly Keller Koeppel

/s/ Nancy Cruickshank	Director
Nancy Cruickshank

/s/ Nancy Dubuc	Director
Nancy Dubuc

/s/ Robert Bennett	Director
Robert Bennett

/s/ Alfred F. Hurley, Jr.	Director
Alfred F. Hurley, Jr.

/s/ Christine McCarthy	Director
Christine McCarthy

/s/ Carolan Lennon	Director
Carolan Lennon

/s/ Atif Rafiq	Director
Atif Rafiq