Form 10-Q
period 2025-03-31
Flutter Entertainment plc
filed 2025-05-07
CIK 1635327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 1, 2025, the number of shares of the registrant’s ordinary shares outstanding is 176,687,870.

i

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
•Flutter’s ability to accurately determine the odds in relation to any particular event exposes us to trading, liability management and pricing risk;
•Flutter’s ability to develop new product offerings;
•Flutter’s ability to successfully acquire and integrate new businesses;
•Flutter’s ability to maintain relationships with third-parties;
•Flutter’s ability to maintain its reputation;
•Public sentiment towards online betting and iGaming generally;
•The potential impact of general economic conditions, including inflation, tariffs and/or trade disputes, fluctuating interest rates and instability in the banking system, on Flutter’s liquidity, operations and personnel;
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
Additional factors that could cause the Company’s results to differ materially from those described in the forward-looking statements can be found in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on March 4, 2025 and other periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the Company’s filings with the SEC. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
ii

Website and Social Media Disclosure
We use our website (www.flutter.com) and at times our corporate X account (@FlutterEnt) and LinkedIn (https://www.linkedin.com/company/flutter-entertainment) as well as other social media channels to distribute company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this Quarterly Report on Form 10-Q.
iii

PART I
Item 1.  Financial Statements (unaudited)
FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions except share and per share amounts)

	As of March 31, 2025	As of December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,537	$1,531
Cash and cash equivalents – restricted	54	48
Player deposits – cash and cash equivalents	1,802	1,930
Player deposits – investments	127	130
Accounts receivable, net	109	98
Prepaid expenses and other current assets	612	607
TOTAL CURRENT ASSETS	4,241	4,344
Investments	7	6
Property and equipment, net	490	493
Operating lease right-of-use assets	523	507
Intangible assets, net	5,456	5,364
Goodwill	13,736	13,352
Deferred tax assets	241	267
Other non-current assets	131	175
TOTAL ASSETS	$24,825	$24,508
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$359	$266
Player deposit liability	1,832	1,940
Operating lease liabilities	121	119
Long-term debt due within one year	68	53
Other current liabilities	2,089	2,212
TOTAL CURRENT LIABILITIES	4,469	4,590
Operating lease liabilities – non-current	446	428
Long-term debt	6,756	6,683
Deferred tax liabilities	595	605
Other non-current liabilities	786	935
TOTAL LIABILITIES	$13,052	$13,241
COMMITMENTS AND CONTINGENCIES (Note 16)
REDEEMABLE NON-CONTROLLING INTERESTS	1,737	1,808
SHAREHOLDERS’ EQUITY
Ordinary share (Authorized 3,000,000,000 shares of €0.09 ($0.10) par value each; issued March 31, 2025: 177,186,883 shares; December 31, 2024: 177,895,367 shares)	$36	$36
Additional paid-in capital	1,670	1,611
Accumulated other comprehensive loss	(1,591)	(1,927)
Retained earnings	9,748	9,573
Total Flutter Shareholders’ Equity	9,863	9,293
Non-controlling interests	173	166
TOTAL SHAREHOLDERS’ EQUITY	10,036	9,459
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY	$24,825	$24,508
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions except share and per share amounts)

	Three months ended March 31,
	2025	2024
Revenue	$3,665	$3,397
Cost of Sales	(1,956)	(1,793)
Gross profit	1,709	1,604
Technology, research and development expenses	(215)	(190)
Sales and marketing expenses	(840)	(881)
General and administrative expenses	(431)	(409)
Operating profit	223	124
Other income (expense), net	216	(174)
Interest expense, net	(85)	(112)
Income (loss) before income taxes	354	(162)
Income tax expense	(19)	(15)
Net income (loss)	335	(177)
Net (loss) income attributable to non-controlling interests and redeemable non-controlling interests	3	4
Adjustment of redeemable non-controlling interest to redemption value	49	15
Net income (loss) attributable to Flutter shareholders	283	(196)
Earnings (loss) per share
Basic	1.59	(1.10)
Diluted	1.57	(1.10)
Other comprehensive income (loss), net of tax:
Effective portion of changes in fair value of cash flow hedges	(44)	23
Fair value of cash flow hedges transferred to the income statement	36	(14)
Changes in excluded components of fair value hedge	(1)	—
Foreign exchange loss on net investment hedges	(14)	(21)
Foreign exchange gain (loss) on translation of the net assets of foreign currency denominated entities	369	(185)
Fair value movements on available for sale debt instruments	—	(1)
Other comprehensive income (loss)	346	(198)
Other comprehensive income (loss) attributable to Flutter shareholders	336	(188)
Other comprehensive income (loss) attributable to non-controlling interest and redeemable non-controlling interest	10	(10)
Total comprehensive income (loss)	$681	$(375)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS
($ in millions except share amounts)

		Ordinary shares
	Redeemable non- controlling interests	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss)	Retained earnings	Total Flutter shareholders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2024	$1,808	177,895,367	$36	$1,611	$(1,927)	$9,573	$9,293	$166	$9,459
Net income	46	—	—	—	—	283	283	6	289
Adjustment of redeemable non-controlling interest to fair value	(122)	—	—	—	—	122	122	—	122
Shares issued on exercise of employee share options	—	182,515	0	3	—	—	3	—	3
Equity-settled transactions – expense recorded in the income statement	—	—	—	56	—	—	56	—	56
Repurchase of shares	—	(890,999)	0	—	—	(230)	(230)	—	(230)
Dividend distributed to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	5	—	—	—	336	—	336	5	341
Balance as of March 31, 2025	$1,737	177,186,883	$36	$1,670	$(1,591)	$9,748	$9,863	$173	$10,036

		Ordinary shares
	Redeemable non- controlling interests	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Flutter shareholders’ equity	Non- controlling interests	Total equity
Balance as of December 31, 2023	$1,152	177,008,649	$36	$1,385	$(1,483)	$10,106	$10,044	$172	$10,216
Net income (loss)	15	—	—	—	—	(196)	(196)	4	(192)
Adjustment of redeemable non-controlling interest to fair value	216	—	—	—	—	(216)	(216)	—	(216)
Shares issued on exercise of employee share options	—	436,546	0	14	—	—	14	—	14
Equity-settled transactions – expense recorded in the income statement	—	—	—	40	—	—	40	—	40
Acquisition of redeemable non-controlling interests	89	—	—	—	—	—	—	—	—
Other comprehensive loss	(10)	—	—	—	(186)	—	(186)	(2)	(188)
Balance as of March 31, 2024	$1,462	177,445,195	$36	$1,439	$(1,669)	$9,694	$9,500	$174	$9,674
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$335	$(177)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	294	297
Change in fair value of derivatives	—	(15)
Non-cash interest expense (income), net	12	(1)
Non-cash operating lease expense	43	32
Unrealized foreign currency exchange (gain) loss, net	(8)	8
Gain on disposals	(3)	—
Share-based compensation – equity classified	56	40
Share-based compensation – liability classified	1	1
Other (income) expense, net	(205)	186
Deferred tax expense (benefit)	1	(48)
Change in operating assets and liabilities:
Player deposits	9	—
Accounts receivable	(9)	19
Prepaid expenses and other current assets	(1)	13
Accounts payable	84	(18)
Other liabilities	(236)	(40)
Player deposit liability	(147)	73
Operating leases liabilities	(38)	(33)
Net cash provided by operating activities	188	337
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(19)	(22)
Purchases of intangible assets	(33)	(57)
Capitalized software	(48)	(73)
Acquisitions, net of cash acquired	—	(107)
Proceeds from disposal of intangible assets	5	—
Cash settlement of derivatives designated in net investment hedge	4	—
Other advances	(9)	—
Net cash used in investing activities	(100)	(259)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of ordinary share upon exercise of options	3	14
Proceeds from issuance of long-term debt (net of transactions costs)	—	639
Repayment of long-term debt	(10)	(834)
Distributions to non-controlling interests	(4)	—
Payment of contingent consideration	(16)	—
Repurchase of ordinary shares and taxes withheld and paid on employee share awards	(244)	—
Net cash used in financing activities	(271)	(181)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(183)	(103)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	3,509	3,271
Effect of foreign exchange on cash, cash equivalents and restricted cash	67	(11)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period:	3,393	3,157
CASH, CASH EQUIVALENTS AND RESTRICTED CASH comprise of:
Cash and cash equivalents	$1,537	$1,353
Cash and cash equivalents - restricted	54	22
Player deposits - cash & cash equivalents	1,802	1,782
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period:	$3,393	$3,157
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	91	123
Income tax paid (net of refunds)	21	29
Operating cash flows from operating leases	38	38
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of intangible assets with accrued expense	91	—
Right of use assets obtained in exchange for new operating lease liabilities	15	20
Adjustments to lease balances as a result of remeasurement	25	(2)
Business acquisitions (including contingent consideration)	—	26
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Flutter Entertainment plc (the “Company” or “Flutter”) and its subsidiaries (together referred to as the “Group”) is a global online sports betting and iGaming entity, operating some of the world’s most innovative, diverse and distinctive online sports betting and gaming brands such as FanDuel, Sky Betting & Gaming, Sportsbet, PokerStars, Paddy Power, Sisal, tombola, Betfair, TVG, Junglee Games, Adjarabet and MaxBet. As of March 31, 2025, the Group offers its products in over 100 countries. The Company is a public limited company incorporated and domiciled in the Republic of Ireland with operational headquarters in New York.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation — These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). As such, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Group’s audited consolidated financial statements as of and for the year ended December 31, 2024. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Group’s consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 4, 2025 (the “2024 Annual Report”). These condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Group’s unaudited condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year, due to seasonal fluctuations in the Group’s revenue as a result of the timing of various sports seasons, sporting events and other factors.
Recent Accounting Pronouncements Adopted
In the three months ended March 31, 2025, the Group adopted Accounting Standards Update (“ASU”) 2024-01, Compensation – Stock Compensation (Topic 718): which clarifies how an entity determines whether a profit interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The Group has assessed the impact of ASU 2024-01 and the adoption of this new standard did not have a material effect on the Group's consolidated financial condition, results of operations or cash flows.
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
3. SEGMENTS AND DISAGGREGATION OF REVENUE
Effective from the first quarter of 2025, the Group has realigned its internal organizational structure, and as a result of this realignment, the Group updated its reportable segments to have two reportable segments:
•U.S.; and
•International (which includes what was formerly the UKI, International and Australia segments)
Segment results for the three months ended March 31, 2024, have been revised to reflect the change in reportable segments.
The Group’s chief operating decision maker (“CODM”) is the Group’s Chief Executive Officer.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The CODM uses Adjusted EBITDA to allocate resources for each operating segment predominantly in the annual budget and forecasting process.The CODM evaluates performance based on the Adjusted EBITDA of each operating segment by comparing actual results to previously forecasted financial information on a monthly basis. Adjusted EBITDA of each segment is defined as net income (loss) before income taxes; other income (expense), net; interest expense, net; depreciation and amortization; transaction fees and associated costs; restructuring and integration costs; legal settlements; impairment of property and equipment and intangible assets and share-based compensation charge.
The Group manages its assets on a total company basis, not by operating segment. Therefore, the CODM does not regularly review any asset information by operating segment and accordingly, the Group does not report asset information by operating segment.
The following tables present the Group’s segment information:

	Three months ended March 31,
($ in millions)	2025	2024
Revenue
U.S.
Sportsbook	$1,134	$986
iGaming	472	358
Other	60	66
U.S. segment revenue	1,666	1,410
International
Sportsbook	880	900
iGaming[1]	1,050	1,006
Other	69	81
International segment revenue	1,999	1,987
Total reportable segment revenue	$3,665	$3,397

1.iGaming revenue includes iGaming, Poker and Lottery.
The following table presents the International segment disaggregated revenue:

	Three months ended March 31,
($ in millions)	2025	2024
UKI [1]	$882	$861
Southern Europe and Africa [2]	448	394
Asia Pacific [3]	313	358
Central and Eastern Europe [4]	140	122
Brazil [5]	9	16
Other regions [6]	207	236
Total International segment revenue	$1,999	$1,987

1.UKI represents Sky Bet, Paddy Power and Betfair UK and Ireland operations as well as the tombola brand.
2.Southern Europe and Africa comprises the Italian operations of our Sisal and PokerStars brands as well as Sisal’s business in Turkey and Morocco.
3.Asia Pacific includes our Sportsbet business in Australia and Junglee in India.
4.Central and Eastern Europe comprises Adjarabet in Georgia and Armenia together with MaxBet in Serbia, Bosnia Herzegovina, North Macedonia and Montenegro.
5.Brazil reflects our Betfair operations in the region.
6.Other regions comprises PokerStars’ non-Italian operations and Betfair’s non-Brazilian business.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The information below summarizes revenue from external customers by country for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in millions)	2025	2024
U.S.	$1,629	$1,399
UK	799	782
Ireland	75	77
Australia	271	329
Italy	405	365
Rest of the world	486	445
Total revenue	$3,665	$3,397
The information below shows the reconciliation of reportable segment Adjusted EBITDA to income (loss) before income taxes for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in millions)	2025	2024
U.S.	$161	$26
International	518	524
Reportable segment adjusted EBITDA	679	550
Unallocated corporate overhead [1]	(63)	(36)
Depreciation and amortization	(294)	(297)
Share-based compensation expense	(57)	(41)
Transaction fees and associated costs [2]	(1)	(29)
Restructuring and integration costs [3]	(41)	(23)
Other income (expense), net	216	(174)
Interest expense, net	(85)	(112)
Income (loss) before income taxes	$354	$(162)
1.Unallocated corporate overhead includes shared technology, research and development, sales and marketing, and general and administrative expenses that are not allocated to specific segments.
2.Fees primarily associated with (i) transaction costs of $1 million related to Snaitech and NSX during the three months ended March 31, 2025; and (ii) advisory fees of $29 million related to implementation of internal controls, information system changes and other strategic advisory related to the change in the primary listing of the Group during the three months ended March 31, 2024.
3.During the three months ended March 31, 2025, costs of $41 million (three months ended March 31, 2024: $23 million) primarily relate to various restructuring and other strategic initiatives to drive synergies. The programs are expected to run until 2027. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. It also includes business process re-engineering cost, planning and design of target operating models for the Group's enabling functions and discovery and planning related to the Group's anticipated migration to a new enterprise resource planning system. The costs primarily include severance expenses, advisory fees and temporary staffing costs.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table shows the significant segment expense categories that are regularly provided to the CODM and included in segment profit and loss for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in millions)	2025	2024
U.S.
Revenue	$1,666	$1,410
Cost of sales[1]	(956)	(833)
Technology, research and development expenses[2]	(82)	(55)
Sales and marketing expenses[3]	(374)	(422)
General and administrative expenses[4]	(93)	(74)
Total U.S. adjusted EBITDA	161	26
International
Revenue	1,999	1,987
Cost of sales[1]	(880)	(862)
Technology, research and development expenses[2]	(95)	(99)
Sales and marketing expenses[3]	(309)	(317)
General and administrative expenses[4]	(197)	(185)
Total International adjusted EBITDA	$518	$524
1. Reportable segment cost of sales excludes amortization of certain capitalized development costs, share-based compensation of revenue-associated personnel and restructuring and integration cost directly associated with revenue-generating activities.
2. Reportable segment technology, research and development expenses excludes share-based compensation for technology developers and product management employees, depreciation and amortization related to computer equipment and software not directly associated with revenue earning activities and restructuring and integration costs.
3. Reportable segment sales and marketing expenses exclude amortization of trademarks and customer relations, share-based compensation expenses of sales and marketing personnel and restructuring and integration costs.
4. Reportable segment general and administrative expenses exclude share-based compensation for executive management, finance administration, legal and compliance, and human resources, depreciation and amortization, transaction fees and associated costs and restructuring and integration costs.
The following table shows depreciation and amortization excluding amortization of acquired intangibles and share-based compensation expenses, excluding share-based compensation for the Group's executive management, finance, legal and compliance, and human resources functions by reportable segment that are regularly provided to the CODM for review for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in millions)	2025	2024
U.S.
Depreciation and amortization excluding amortization of acquired intangible	$29	$25
Share-based compensation expense	28	19
Total U.S.	57	44
International
Depreciation and amortization excluding amortization of acquired intangible	96	94
Share-based compensation expense	18	16
Total International	$114	$110

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. OTHER INCOME (EXPENSE), NET
The following table shows the detail of other income (expense), net for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in millions)	2025	2024
Foreign exchange gain (loss)	$8	$(3)
Fair value gain on derivative instruments	—	15
Gain on disposals	3	—
Fair value gain (loss) on Fox Option liability	205	(184)
Fair value loss on investment	—	(2)
Total other income (expense), net	$216	$(174)
5. INTEREST EXPENSE, NET
The following table shows the detail of interest expense, net for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in millions)	2025	2024
Interest and amortization of debt discount and expense on long-term debt, bank guarantees	$(103)	$(126)
Other interest expense	(2)	(2)
Interest income	20	16
Interest expense, net	$(85)	$(112)
6. INCOME TAXES
The provision for income taxes for the three months ended March 31, 2025 is based on our projected annual effective tax rate for fiscal 2025, adjusted for specific items that are required to be recognized in the interim period in which they are incurred. The Group’s effective income tax rate was 5.4% for the three months ended March 31, 2025, compared with an effective tax rate of (9.2)% for the three months ended March 31, 2024. Excluding discrete items, the fiscal 2025 overall estimated annual effective tax rate increased when compared to fiscal 2024, primarily due the non-recurring release in U.S. federal and state valuation allowance in fiscal 2024 and other favorable discrete items recorded in fiscal 2024, as well as the change in mix of profits in the jurisdictions in which the Group has a taxable presence.
As previously reported, we have received a discovery assessment from His Majesty’s Revenue and Customs authority (“HMRC”) relating to an intragroup transfer of intellectual property from the United Kingdom to United States for the period ended December 31, 2020. As of March 31, 2025, we are in the process of appealing this assessment and recognized a liability for the estimated settlement which is included in the Group’s unrecognized tax benefits table. We do not expect to resolve this matter in the near term and will continue to reassess the recognition and measurement criteria of the tax position. While the Group believes that we have strong arguments, there can be no assurance this matter will be resolved favorably.
Each year the Group files hundreds of tax returns in various national, state, and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. The Group has ongoing income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by tax authorities in accordance with accounting for income taxes and accounting for uncertainty in income taxes. The Group does not expect there to be any material changes to its existing unrecognized tax benefits that would affect the effective tax rate, due to the current position with taxing authorities.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Effective from fiscal 2024, the Organization for Economic Co-operation and Development (OECD) Global Anti-Abuse Erosion (GLoBE) rules under Pillar Two have been enacted by various countries in which the Group operates. The Group currently does not expect a material impact to the effective tax rate in connection with Pillar Two for the current year ending December 31, 2025.

7. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of the Group’s basic and diluted net earnings (loss) per ordinary share attributable to the Group:

	Three months ended March 31,
($ in millions except per share amounts)	2025	2024
Numerator
Net income (loss)	335	(177)
Net income attributable to non-controlling interests and redeemable non-controlling interests	3	4
Adjustment of redeemable non-controlling interest to redemption value	49	15
Net income (loss) attributable to Flutter shareholder – basic and diluted	283	(196)

Denominator
Basic weighted average outstanding shares	178	178
Effective of dilutive stock awards	2	—
Diluted weighted average outstanding shares	180	178

Earnings (Loss) per share
Basic	$1.59	$(1.10)
Diluted	$1.57	$(1.10)
The number of options excluded from the diluted weighted average number of ordinary share calculation due to their effect being anti-dilutive as the assumed proceeds were greater than the average market price was nil for the three months ended March 31, 2025 (1,987,193 for the three months ended March 31, 2024).

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2025 and 2024:

($ in millions)	Fair value hedges	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of December 31, 2024	$(1)	$14	$(1)	$(1,939)	$(1,927)
Other comprehensive income (loss) before reclassifications	(1)	(44)	—	344	299
Amounts reclassified from accumulated other comprehensive loss	1	36	—	—	37
Net current period other comprehensive (loss) income	—	(8)	—	344	336
Balance as of March 31, 2025	$(1)	$6	$(1)	$(1,595)	$(1,591)

($ in millions)	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of December 31, 2023	$(6)	$(1)	$(1,476)	$(1,483)
Other comprehensive income (loss) before reclassifications	23	(1)	(194)	(172)
Amounts reclassified from accumulated other comprehensive loss	(14)	—	—	(14)
Net current period other comprehensive income (loss)	9	(1)	(194)	(186)
Balance as of March 31, 2024	$3	$(2)	$(1,670)	$(1,669)
9. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of March 31, 2025, and December 31, 2024:

($ in millions)	As of March 31, 2025	As of December 31, 2024
Prepayments and accrued income	$297	$267
Derivative financial assets	42	41
Income taxes receivable	102	119
Value-added tax and goods and services tax	52	54
Other receivables	119	126
Total prepaid expenses and other current assets	$612	$607

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following as of March 31, 2025, and December 31, 2024:

($ in millions)	As of March 31, 2025	As of December 31, 2024
Accrued expenses	$920	$980
Betting duty, excise tax, data rights, and racefield fees	517	430
Employee benefits and social security	333	455
Liability-classified share-based awards	32	31
Sports betting open positions	96	120
Derivative financial liabilities	41	10
Income taxes payable	9	29
Loss contingencies	81	78
Value-added tax and goods and services tax	58	61
Contingent and deferred consideration	2	18
Total other current liabilities	$2,089	$2,212
Loss contingencies include accruals related to regulatory investigations and proceedings including those relating to gaming taxes to the extent to which they may apply to our business and industry.
The Group includes the contract liability in relation to sports betting open positions in the Condensed Consolidated Balance Sheet. The contract liability balance was as follows:

As of March 31, 2025
($ in millions)
Contract liability, beginning of the period	120
Contract liability, end of the period [1]	97
1 Includes $1 million included in Other non-current liabilities.
Due to the short term nature of our contract liabilities, a substantial portion of the contract liability at the beginning of the period is recognized in revenue in the immediate subsequent reporting period.
11. GOODWILL

Following the change of reportable segments in Note 3 “Segments and Disaggregation of Revenue”, the Group reorganized its reporting structure within the International segment. This change resulted in the International segment consisting of five reporting units, namely Junglee, Sportsbet, Southern Europe and Africa (comprising the Italian operations of our Sisal and PokerStars brands as well as Sisal’s business in Turkey and Morocco), Central and Eastern Europe (comprising Adjarabet in Georgia and Armenia together with MaxBet in Serbia, Bosnia Herzegovina, North Macedonia and Montenegro), and UKI (comprising Sky Bet, Paddy Power, tombola, Betfair and PokerStars’ non-Italian operations).

The Group performed a qualitative assessment of the former International reporting unit which was impacted by the reorganization immediately before the reorganization became effective and determined that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount. The Group also performed quantitative assessments of the reorganized reporting units for impairment following the change in reporting unit structure by comparing the fair values of the reporting units to their carrying values and no impairment was identified.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. LONG-TERM DEBT
The Group’s debt comprised of the following:

	As of March 31, 2025		As of December 31, 2024
	Principal outstanding balance in currency of debt (in millions)	Outstanding Balance ($ in millions)	Principal outstanding balance in currency of debt (in millions)	Outstanding Balance ($ in millions)
TLA/TLB/RCF Agreement
GBP First Lien Term Loan A due 2028	£1,034	1,337	£1,034	1,295
EUR First Lien Term Loan A due 2028	€380	411	€380	395
USD First Lien Term Loan A due 2028	$166	166	$166	166
USD First Lien Term Loan B due 2030	€3,865	3,866	€3,875	3,876
Senior Secured Notes
EUR Senior Secured Notes due 2029	€500	553	€500	524
USD Senior Secured Notes due 2029	$525	540	$525	532
Total debt principal including accrued interest		6,873		6,788
Less: unamortized debt issuance costs		(49)		(52)
Total debt		6,824		6,736
Less: current portion of long-term debt		(68)		(53)
Total long-term debt		$6,756		$6,683

As of March 31, 2025, the contractual principal repayments of the Group’s outstanding borrowings, excluding accrued interest, amount to the following:

($ in millions)
2025	$29
2026	39
2027	39
2028	1,952
2029	1,105
Thereafter	3,680
Total	$6,844
During the three months ended March 31, 2025, the Group has drawn nil (March 31, 2024: $126 million) and repaid nil (March 31, 2024: $309 million) under the GBP revolving credit facility. The Group had an undrawn revolving credit commitment of $1.36 billion (£1.05 billion) as of March 31, 2025 (December 31, 2024: $1.32 billion (£1.05 billion)), of which $13 million (December 31, 2024: $13 million) was reserved for issuing guarantees.
As of March 31, 2025, the Group was in compliance with all debt covenants.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. DERIVATIVES
In the normal course of the Group’s business operations, it is exposed to certain risks, including changes in interest rates and foreign currency risk. In order to manage these risks, the Group uses derivative instruments such as futures, forward contracts, swaps, options and other instruments with similar characteristics. None of the Group’s derivatives are used for speculative purposes.
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
The following table summarizes the Group's outstanding derivative instruments designated as cash flow hedges:

		As of March 31, 2025		As of December 31, 2024
	Hedged Item	Notional ($ in millions)	Expiration date	Notional ($ in millions)	Expiration date
Cross-currency interest rate swaps	Term Loan	688	June 30, 2025	689	June 30, 2025
Cross-currency interest rate swaps	USD Senior Secured Notes	525	April 15, 2026	525	April 15, 2026
Interest rate swaps	Term Loan	1,945	June 30, 2025 to September 30, 2026	1,949	June 30, 2025 to September 30, 2026

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows.
The following table summarizes the gains (losses) of the Company’s designated cash flow hedges:

	Amount of (loss) gain recognized in OCI		Location of loss (gain) recognized from AOCI into income (loss)	Amount of loss (gain) reclassified from AOCI into income (loss)
	Three Months Ended March 31,
($ in millions)	2025	2024		2025	2024
Cross-currency interest rate swaps	(41)	18	Interest expense, net	1	1
			Other (expense) income, net*	38	(17)
Interest rate swaps	(3)	5	Interest expense, net	(3)	2
Total	(44)	23		36	(14)
* Included in foreign exchange gain (loss), net, which is a component of other income (expense), net
The Group expects to reclassify a gain of $4 million from accumulated other comprehensive income (loss) into earnings within the next 12 months.
Fair value hedge
Foreign currency risk arising from a portion of the Group's floating rate USD First Lien Term Loan B are managed using receive fixed rate, pay fixed rate or receive variable rate, pay variable rate cross-currency interest rate swaps. Foreign currency risk is eliminated by exchanging contractual amounts at exchange rates which are determined at contract inception.
The Group excludes the cross-currency basis spread in the swap from the hedge effectiveness assessment and recognizes the excluded component into earnings through the periodic interest settlements on the swap. The following table summarizes the Group's outstanding derivative instruments designated as fair value hedges:

		As of March 31, 2025		As of December 31, 2024
	Hedged Item	Notional ($ in millions)	Expiration date	Notional ($ in millions)	Expiration date
Cross-currency interest rate swaps	Term Loan	1,421	June 30, 2025	1,425	June 30, 2025

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the gains (losses) of the Group’s designated fair value hedges for the three months ended March 31, 2025 and 2024 (in millions):

	Amount of (loss) gain recognized in OCI		Location of loss (gain) recognized from AOCI into income (loss)	Amount of loss (gain) reclassified from AOCI into income (loss)
	Excluded Component			Excluded Component
	Three Months Ended March 31,
	2025	2024		2025	2024
Cross-currency interest rate swaps	(1)	—	Other (expense) income, net*	1	—
Total	(1)	—		1	—
* Included in foreign exchange gain (loss), net, which is a component of other income (expense), net.
The Group recorded a foreign currency loss of $44 million in earnings for the three months ended March 31, 2025 (March 31, 2024: nil) which offset the foreign currency gain from the USD First Lien Term Loan B.
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
The following table summarizes the hedging instruments designated in a net investment hedge and were considered highly effective:

	As of March 31, 2025		As of December 31, 2024
	Notional ($ in millions)	Expiration date	Notional ($ in millions)	Expiration date
Euro denominated debt	964	July 31, 2028 to April 29, 2029	919	July 31, 2028 to April 29, 2029
Cross-currency interest rate swaps	863	June 30, 2025 to September 30, 2026	830	June 30, 2025 to September 30, 2026

Gains (losses) on derivatives designated as net investment hedges recognized in other comprehensive income (loss) are summarized below (in millions):

	Gains (losses) recognized in OCI
	Three Months Ended March 31,
	2025	2024
Euro denominated debt	(10)	(14)
Cross-currency interest rate swaps	(4)	(7)
Total	(14)	(21)

There were no amounts reclassified out of accumulated other comprehensive income pertaining to the net investment hedge during the three months ended March 31, 2025 and 2024 as the Group has not sold or liquidated (or substantially liquidated) its hedged subsidiaries.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the fair value of derivatives as of March 31, 2025 and December 31, 2024:

($ in millions)	Derivative Assets				Derivative Liabilities
	As of March 31, 2025		As of December 31, 2024		As of March 31, 2025		As of December 31, 2024
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	$15	Prepaid expenses and other current assets	$7	Other current liabilities	$(40)	Other current liabilities	$(9)
Cross-currency interest rate swaps	Other non-current assets	—	Other non-current assets	5	Other non-current liabilities	(5)	Other non-current liabilities	—
Interest rate swaps	Prepaid expenses and other current assets	6	Prepaid expenses and other current assets	9	Other current liabilities	—	Other current liabilities	—
Interest rate swaps	Other non-current assets	—	Other non-current assets	5	Other non-current liabilities	—	Other non-current liabilities	—
Total derivatives designated as cash flow hedges		$21		$26		$(45)		$(9)

Derivatives designated as fair value hedges:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$2	Other current liabilities	$(1)	Other current liabilities	$—
Cross-currency interest rate swaps	Other non-current assets	41	Other non-current assets	82	Other non-current liabilities	—	Other non-current liabilities	—
Total derivatives not designated as hedging instruments		$41		$84		$(1)		$—

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	$21	Prepaid expenses and other current assets	$23	Other current liabilities	$—	Other non-current liabilities	$—
Cross-currency interest rate swaps	Other non-current assets	$—	Other non-current assets	$—	Other non-current liabilities	$(9)	Other non-current liabilities	$(5)

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total derivatives designated as hedging instruments		$21		$23		$(9)		$(5)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Other current liabilities	—	Other current liabilities	(1)
Total derivatives not designated as hedging instruments		$—		$—		$—		$(1)
Total derivatives		$83		$133		$(55)		$(15)

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. SHARE-BASED COMPENSATION
During the three months ended March 31, 2025, the Group granted:
•853,559 awards under the 2024 Incentive Plan. Of the awards granted, 234,918 awards have a market condition based on the Total Shareholder Return (TSR) relative to the TSR performance of the S&P 500 equity index. The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 38.30% and the share price of the Group at the date of grant of the award of $227.50. The weighted-average fair value of the awards at the grant date was $294.71. The remaining 618,641 options had a weighted average grant date fair value of $258.48 based on the quoted trading price of the Group’s share on the date of the grant.
•A further 45,941 restricted awards were granted under the Flutter Entertainment plc 2023 Long Term Incentive Plan. The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 41.27% and the share price of the Group at the date of grant of the award of $227.50. The weighted-average fair value of the awards at the grant date was $179.72.
For the three months ended March 31, 2024, the Group did not grant any restricted awards or share options.
As of March 31, 2025, 4,432,174 restricted awards and options were outstanding across all employee share schemes.
Total compensation cost arising from employee share schemes for the three months ended March 31, 2025 and 2024 was $57 million and $41 million respectively in the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).
15. FAIR VALUE MEASUREMENTS
The Group’s consolidated financial instruments including cash and cash equivalents, player deposits, accounts receivable, other current assets, accounts payable, player deposit liability, and other current liabilities are carried at historical cost. As of March 31, 2025 and December 31, 2024, the carrying amounts of these financial instruments approximated their fair values because of their short-term nature.
The carrying amount of long-term debt outstanding under the Credit Agreement approximate their fair values, as interest rates on these borrowings approximate current market rates. The fair value of the USD Senior Secured Notes and Euro Senior Secured Notes was $536 million and $556 million, respectively as of March 31, 2025 (December 31, 2024: $533 million and $540 million, respectively). The fair values are based on quoted market prices.
The following tables set forth the fair value of the Group’s financial assets, financial liabilities and redeemable non-controlling interests measured at fair value based on the three-tier fair value hierarchy:

	As of March 31, 2025
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – Investments	$123	$4	$—	$127
Equity securities - Investments	—	—	7	7
Derivative financial assets	—	83	—	83
Total	123	87	7	217
Financial liabilities measured at fair value:
Derivative financial liabilities	—	55	—	55
Fox Option liability	—	—	630	630
Total	—	55	630	685
Redeemable non-controlling interests at fair value	$—	$—	$1,448	$1,448

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of December 31, 2024
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – Investments	$128	$2	$—	$130
Equity securities	—	—	6	6
Derivative financial assets	—	133	—	133
Total	128	135	6	269
Financial liabilities measured at fair value:
Derivative financial liabilities	—	15	—	15
Fox Option Liability	—	—	810	810
Contingent consideration	—	—	18	18
Total	—	15	828	843
Redeemable non-controlling interests at fair value	$—	$—	$1,567	$1,567
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
Derivative financial assets and liabilities – Swap agreements
The Group uses derivative financial instruments to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, such as yield curves, spot and forward foreign exchange rates.
As of March 31, 2025, the Group assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Group determined that its valuations of its derivatives in their entirety are classified in Level 2 of the fair value hierarchy.
Valuation of Level 3 financial instruments
Equity securities
The Group determined the fair value of investments in equity securities that do not have a readily available market value amounting to $7 million as of March 31, 2025 (December 31, 2024: $6 million) using the Market Comparable Companies Approach based on EBITDA multiple. The movement in the fair value of equity securities for each of the three months ended March 31, 2025 and 2024 was immaterial.
Non-derivative financial instruments
Fox Option liability
The fair value of the Fox Option liability amounts to $630 million as of March 31, 2025 and $810 million as of December 31, 2024 which was determined using an option pricing model. As of March 31, 2025, and December 31, 2024, the option exercise price was $4.6 billion and $4.5 billion, respectively. The significant unobservable inputs were the enterprise value of FanDuel, the discount for lack of marketability (“DLOM”), the discount for lack of control (“DLOC”), implied volatility and probability of Fox getting licensed.
The enterprise value of FanDuel was determined using an equal weight to the value indications of the discounted cash flow analysis and the guideline public company analysis. The discount rate used in the discounted cash flow analysis was 20.0% as of each of March 31, 2025 and December 31, 2024.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Additionally, management applied a combined 33% discount for lack of marketability and lack of control as of each of March 31, 2025, and December 31, 2024. A range of DLOMs obtained using various securities-based approaches was 12.6% to 19.8% . DLOC was estimated at 18.4% using implied discounts in previous observable transactions involving FanDuel’s equity ownership and data based on Mergerstat studies as of each of March 31, 2025 and December 31, 2024.
Management selected a discount rate of 33%, which is on the higher end of the second quartile based on the ranges considered by management.
The volatility was 35.0% as of each of March 31, 2025 and December 31, 2024, which was within the range of selected comparable companies. In developing the fair value measurement, the probability of a market participant submitting to and obtaining a license was estimated at 75.0% as of each of March 31, 2025 and December 31, 2024.
Changes in discount rates, revenue multiples, DLOM, DLOC, implied volatility and probability of Fox getting licensed, each in isolation, may change the fair value of the Fox Option liability. Generally, an increase in discount rates, DLOM and DLOC or decrease in revenue multiples, volatility and probability of Fox getting licensed may result in a decrease in the fair value of the Fox Option liability. Due to the inherent uncertainty of determining the fair value of the Fox Option liability, the fair value of the Fox Option liability may fluctuate from period to period. Additionally, the fair value of the Fox Option liability may differ significantly from the value that would have been used had a readily available market existed for FanDuel Group LLC. In addition, changes in the market environment and other events that may occur over the life of the Fox Option may cause the losses ultimately realized on the Fox Option liability to be different than the unrealized losses reflected in the valuations currently assigned.
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

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Contingent consideration
The contingent consideration payable is primarily determined with reference to forecast performance of the acquired businesses in excess of a predetermined base target during the relevant time periods and the amounts to be paid in such scenarios. The fair value was estimated by assigning probabilities to the potential payout scenarios. The significant unobservable inputs are forecast performance of the acquired businesses.
The contingent consideration was settled during the three months ended March 31, 2025 and therefore as of March 31, 2025, there was no contingent consideration outstanding.
Movements in the three months period in respect of Level 3 financial instruments carried at fair value
The movements in respect of the financial assets and liabilities carried at fair value are as follows:

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of December 31, 2024	$(18)	$6	$(810)	$(822)	$(1,567)
Total gains or losses for the period:
Included in earnings	—	—	205	205	—
Included in other comprehensive income (loss)	2	1	(25)	(22)	—
Attribution of net income and other comprehensive income:
Net income attributable to redeemable non-controlling interest	—	—	—	—	(3)
Other comprehensive loss attributable to redeemable non-controlling interest	—	—	—	—	—
Acquisitions and settlements:
Settlements	16	—	—	16	—
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	122
Balance as of March 31, 2025	—	7	(630)	(623)	(1,448)
Change in unrealized gains or losses for the period included in earnings	—	—	205	205	—
Change in unrealized gains or losses for the period included in other comprehensive income (loss)	$2	$1	$(25)	$(22)	$—

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of December 31, 2023	$(20)	$9	$(400)	$(411)	$(1,100)
Total gains or losses for the period:
Included in earnings	—	(2)	(184)	(186)	—
Included in other comprehensive income	1	—	4	5	—
Attribution of net loss and other comprehensive income:
Net loss attributable to redeemable non-controlling interest	—	—	—	—	1
Other comprehensive loss attributable to redeemable non-controlling interest	—	—	—	—	11
Acquisitions and settlements:
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(216)
Balance as of March 31, 2024	(19)	7	(580)	(592)	(1,304)
Change in unrealized gains or losses for the period included in earnings	—	(2)	(184)	(186)	—
Change in unrealized gains or losses for the period included in other comprehensive income (loss)	$1	$—	$4	$5	$—
16. COMMITMENTS AND CONTINGENCIES
Guarantees
The Group has uncommitted working capital overdraft facilities as of March 31, 2025 of $21 million (December 31, 2024: $20 million) with Allied Irish Banks p.l.c. These facilities are secured by a Letter of Guarantee from Flutter Entertainment plc.
The Group has bank guarantees: (i) in favor of certain gaming regulatory authorities to guarantee the payment of player funds, player prizes, and certain taxes and fees due by a number of Group companies; and (ii) in respect of certain third-party rental and other property commitments, merchant facilities and third-party letter of credit facilities. The bank guarantees have various expected terms up to December 31, 2032; 20 of the bank guarantees are indefinite lived. The maximum amount of the guarantees as of March 31, 2025 was $349 million (December 31, 2024: $304 million). No claims had been made against the guarantees as of March 31, 2025 (December 31, 2024: $Nil). The guarantees are secured by counter indemnities from Flutter Entertainment plc and certain of its subsidiary companies. The value of cash deposits over which the guaranteeing banks hold security was $66 million as of March 31, 2025 (December 31, 2024: $62 million).

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other purchase obligations
The Group is a party to several non-cancelable contracts with vendors where the Group is obligated to make future minimum payments under the terms of these contracts as follows:

($ in millions)	Year Ending December 31,
From March 31, 2025 to December 31, 2025	$1,066
2026	1,293
2027	1,142
2028	405
2029	115
Thereafter	456
$4,477
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
As of March 31, 2025, the Group has recorded an amount of €17 million ($18 million) within loss contingencies forming part of other current liabilities. It is reasonably possible that the actual losses could be in excess of the Group’s accrual. The Group is unable to estimate a reasonably possible loss or range of loss in excess of its accrual due to the complexities and uncertainty around the judicial process.
In addition, there are further claims made against the Group amounting to €45 million ($49 million) as of March 31, 2025, the settlement of which is predicated on the merits of the case and whether the enforcement proceedings are successful in laying claim over the Group’s Maltese assets for settlement of these claims. The Group, based on advice from its legal counsel, believes such cross-border enforcement of judgements is in contravention to Maltese public policy and Regulation (EU) 1215/2012 and has not accrued any liability for these claims. The Group has filed countersuits before the Maltese Civil Court for setting aside these claims. The defendants have also filed garnishee orders with the Maltese Civil Court to attach the Group’s Maltese assets, some of which have already been declined by the Maltese Civil Court. Should the Maltese Courts decide in favor of the Group, there would be grounds for dismissal of all pending player claims instituted against the Group.
While the Group believes that it has strong arguments, at this time, the Group is unable to reasonably estimate the likelihood of the outcome due to the complexities and uncertainty around the judicial process.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Cybersecurity Incident
As previously reported, the Group received notice in 2023 that certain customer and employee data was involved in the global incident involving the MOVEit file transfer software, which began when the third-party provider administering the software announced that it had identified a previously unknown vulnerability in MOVEit. The Group had previously used MOVEit to share data and manage file transfers similar to many companies globally. Once the Group was informed of the incident, the Group promptly undertook responsive measures, including restricting access to the affected application, launching an internal investigation in partnership with outside independent cybersecurity forensic consultants and notifying the relevant regulators and law enforcement agencies, as well as our employees and customers, impacted by the incident. Based on this investigation and information currently known at this time, the Group cannot determine or predict the ultimate outcome of this matter or any related claims or reasonably provide an estimate or range of the possible outcome or loss, if any, though the Group does not expect that this incident will have a material impact on our operations or financial results. However, the Group has incurred and may continue to incur, expenses related to existing or future claims arising from this incident.
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
The DGGI has issued notices to multiple online gaming businesses alleging historical underpayment of GST, including to Junglee, and most recently to PokerStars India for a total amount of ₹198.5 billion ($2.3 billion). The Group disputes that any additional tax is payable and has been advised that the notices received are not in accordance with the GST provisions applicable to past periods.
As of the date of issue of these unaudited condensed consolidated financial statements, Junglee and PokerStars India have had their respective cases joined to the GST cases of other online gaming operators pending at the Supreme Court of India (the “Supreme Court”). The Supreme Court has stayed proceedings such that DGGI cannot take any further action against Junglee or PokerStars India, including raising a demand of the alleged underpayment of GST, until the Supreme Court rules on the GST cases or vacates the stay. The legal arguments commenced before the Supreme Court on May 5, 2025 and are yet to be concluded as of the date of issue of these unaudited condensed consolidated financial statements. The lead case (The Directorate General of GST Intelligence vs. Gameskraft Technologies Private Limited) was ruled in favor of Gameskraft, the taxpayer, at the Karnataka High Court in May 2023, and found that taxes had been paid in accordance with the law, but the case remains unresolved at the Supreme Court.
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

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. SUBSEQUENT EVENTS
On April 30, 2025 the Company completed the acquisition of 100% of the outstanding shares of Pluto (Italia) S.p.A, the holding company that owns Snaitech S.p.A (“Snai”), one of Italy’s leading omni-channel operators in the Sports betting and iGaming market, for consideration of approximately €2.3 billion ($2.6 billion). Snai will be included in the International segment from the second quarter of fiscal 2025.
The Company expects to complete the preliminary purchase price allocation for the business combination during the second quarter of fiscal 2025. Due to the timing of the acquisition, as of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not yet able to provide the amounts recognized as of the acquisition dates for major classes of assets acquired and liabilities assumed.
On April 29, 2025, the Company and certain of its subsidiaries entered into a definitive bridge credit agreement (the “Bridge Credit Agreement ”) with certain bank to draw down the senior secured first lien term loan comprising an aggregate Euro principal of €2.5 billion (the “Facility”) to fund, among others, the acquisition of Snai in full.
The Company plans to use the Facility to:
(i)finance or refinance amounts payable in connection with the acquisition of Snai;
(ii)finance or refinance certain indebtedness as the Company may elect;
(iii)pay fees and/or expenses in connection with the foregoing; and
(iv)finance general corporate purposes and working capital of the Group.
The Facility will:
(i)mature April 29, 2026, with two six-month extension options; and
(ii)bear interest at a per annum rate equal to EURIBOR plus an applicable margin equal to 1.25%, which is subject to certain step-ups over the term of the facility.
The other terms of the Bridge Credit Agreement are substantially similar to the terms of the Term Loan A, Term Loan B and Revolving Credit Facility Agreement dated as of November 24, 2023 (and as amended from time to time) entered into between, amongst others, the Company and J.P. Morgan SE as Administrative Agent.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of the financial condition and results of operations of Flutter Entertainment plc and its consolidated subsidiaries in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we describe under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 4, 2025 (the “2024 Annual Report”).
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
We operate a divisional management and operating structure across our geographic markets. Our segments have an empowered management team responsible for maintaining the momentum and growth in their respective geographic markets. Effective from the first quarter of fiscal 2025, the Company updated its internal reporting, including the information provided to the chief operating decision maker to assess segment performance and allocate resources, and, as a result, updated its reportable segments for the three months ended March 31, 2025.
Following these changes, the Company reports its consolidated financial statements based on two reportable segments:
•U.S.; and
•International (which includes what was formerly our UKI, International and Australia segments)
Segment results for the three months ended March 31, 2024, have been revised to reflect the change in reportable segments.
Non-GAAP Measures
We report our financial results in this quarterly report in accordance with accounting principles generally accepted in the U.S. (“GAAP”); however, management believes that certain non-GAAP financial measures provide investors with useful information to supplement our financial operating performance in accordance with U.S. GAAP. We believe Adjusted EBITDA and Adjusted EBITDA Margin, both on a Group-wide basis, provide visibility to the performance of our business by excluding the impact of certain income or gains and expenses or losses. Additionally, we believe these metrics are widely used by investors, securities analysts, ratings agencies and others in our industry in evaluating performance.
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
Key Operational Metrics
Average Monthly Players (“AMPs”) is defined as the average over the applicable reporting period of the total number of players who have placed and/or wagered a stake and/or contributed to rake or tournament fees during the month. This measure does not include individuals who have only used new player or player retention incentives, and this measure is for online players only and excludes retail player activity. We present AMPs for each of our product categories, for our segments and for the consolidated Group as a whole as we believe this provides useful information for assessing underlying trends. At the product category level, a player is generally counted as one AMP for each product category they use. In circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at each of the segment and Group levels while also counting this player as one AMP for each separate product category that the player is using.
Notwithstanding the methodology described in the immediately preceding paragraph, our AMPs information is based on player data collected by each of our brands, which generally each employ their own unique data platform, and reflects a level of duplication that arises from individuals who use multiple brands. More specifically, we are generally unable to identify when the same individual player is using multiple brands and therefore count this player multiple times. In addition to the duplication that arises when the same individual player is using multiple brands, we do not eliminate from the AMPs information presented for the Group as a whole duplication of individual players who use our product offerings within our segments during the reported period. For example, a player who uses Betfair Casino in the iGaming product category within the U.K. and Sisal sports in the sportsbook product category in Italy would appropriately count as one AMP for each of the iGaming product category and the sportsbook product category. However, this player would count as two AMPs (rather than one AMP) for the International segment and the Group as a whole.
We are unable to quantify the level of duplication that arises as a result of these circumstances, but do not believe it to be material and note that players must demonstrate residency within the geography covered by a segment to sign up for an account, and accordingly such duplication could only arise in the circumstance of an individual player having one or more residences in each of our segments. For a further description of the duplication that can arise in the way we count AMPs, see Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Annual Report. We do not believe that the existence of player duplication undercuts the meaningfulness of the AMPs data that we present for assessing underlying trends in our business, and our management uses this AMPs data for this purpose.
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
Acquisitions
On April 30, 2025, we completed the acquisition of 100% of the outstanding shares of Pluto (Italia) S.p.A, the holding company that owns Snaitech S.p.A (“Snai”), one of Italy’s leading omni-channel operators in the Sports betting and iGaming market, for consideration of approximately €2.3 billion ($2.6 billion). Snai will be included in the International segment from the second quarter of fiscal 2025. See Note 17 “Subsequent Events” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.

In September 2024, we announced the acquisition of a 56% interest in NSX Group, a leading Brazilian operator of the Betnacional brand for cash consideration of approximately $346 million (Brazilian Real 1,981 million), subject to customary completion accounts adjustments with a redemption mechanism in the form of call and put options which allows us to acquire the remaining interest in year five and year ten following the completion date. We expect the acquisition to be completed in May 2025 subject to customary closing conditions.
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
Business Environment
The performance of our reportable segments can be materially affected by the following industrial trends and regulatory changes in the global online sports betting and iGaming market.
U.S.
Our U.S. segment is the largest growth opportunity for the Group. Since 2018 when the key gambling legislation was overturned by the U.S. Supreme Court, a number of states have moved to legalize and regulate gambling at the state level. As of March 31, 2025, FanDuel is active in 22 states, the District of Columbia and Puerto Rico, all of which have legalized and regulated online sports betting and five states that have legalized and regulated iGaming.
We are also closely monitoring the developments around the events contracts markets including among other things actions by state regulators, the U.S. Commodities Futures Trade Commission and the potential direct and indirect opportunities for FanDuel to explore. We already operate a substantially large betting exchange, the Betfair Exchange, and we have significant experience in this space.
On July 1, 2024, the state of Illinois increased its tax on online sports betting. On June 1, 2025, the state of Maryland will increase its tax rate on online sports betting from 15% to 20%, New Jersey, North Carolina, Louisiana, Iowa and Massachusetts are similarly weighing tax increases through pending legislation.
International
Our International segment operates in over 100 different countries in both locally regulated and locally unregulated markets with select markets discussed below.
UK and Ireland
While more mature and developed than many other European markets, the United Kingdom and Ireland online gaming and betting markets have continued to exhibit growth despite the introduction of safer gambling initiatives by operators in those markets and regulatory changes in Great Britain.
In October 2024, the Irish government enacted the Irish Gambling Act, which introduced major reform and consolidation of gambling laws in Ireland, including the creation of a Gambling Regulatory Authority of Ireland (“GRAI”), which will have broad powers to publish further guidance and codes of conduct. While the legislation has been enacted, it is yet to be formally commenced. The new licensing framework is expected to be commenced on a phased basis, with the issuing of licenses by the GRAI expected to take place in 2025 or 2026.
In addition, the UK government’s ongoing review of the UK Gambling Act may result in more onerous regulation of the betting and gaming industry in Great Britain, part of our second-largest market, which could have a material adverse effect on our business, financial condition and results of operations.

Italy
Italy is the largest regulated gambling market in the European Union. In recent years, the regulatory framework in Italy has tightened with a ban on online advertising issued in 2019. In August 2023, the Italian government approved the terms of a new legislative decree to reorganize the entire gambling sector with the primary objective of improving player protection, combating illegal gambling and increasing tax revenues through a new licensing framework. The first operational step was the approval of a decree in March 2024 to initiate the reorganization of the online sector through the issuing in December 2024 of a call for tenders for new online gaming licenses, with bids due by May 30, 2025.
There appears to be considerable interest in this tender, with between 40 and 50 operators expected to apply for these new licenses. These licenses will be valid for nine years and will cover all games that are not subject to exclusive licenses, such as online scratch cards. The new licenses are scheduled to take effect in the third quarter of 2025. Groups, such as Flutter, can hold a maximum of five licenses. At present, the Company does not expect a significant impact from these regulatory changes, given its reduced dependence on online advertising, its scale advantage and its retail presence in Italy. The above referenced legislative decree has also introduced provisions to promote the tender for the assignment of the Lotto License. Italian Lotto is currently managed by Lottoitalia s.r.l. (“Lottoitalia”), a joint venture company among IGT Lottery S.p.A., Italian Gaming Holding a.s. (Allwyn), Arianna 2001 (an entity associated with the Federation of Italian Tobacconists), and Novomatic Italia and the current license will terminate at the end of November 2025. The Lotto tender was published on January 10, 2025, with bids due by March 17, 2025. The Company has applied to the tender and has been formally admitted to the tender procedure. The award of the new Lotto license is expected within the next three months.
Australia
The Australian betting and gaming market is a highly regulated market including for online betting. The market continues to experience a softer racing market, which is expected to continue in the near term, while the sports segment of the market has shown continued growth.
The regulatory environment in Australia has also evolved significantly in recent years, especially after the introduction of point of consumption tax in 2019. Queensland, New South Wales, the Australian Capital Territory and Victoria have since increased point of consumption tax rates. The higher tax environment underlines the importance of scale in the Australian market and favors large operators.
Brazil
On January 1, 2025, Brazil launched its regulated market for online sports betting and casino. We received a provisional license from the Ministry of Finance, Brazil on December 31, 2024 and launched Betfair in Brazil on January 1, 2025. On February 7, 2025, we received a full license from the Ministry of Finance, Brazil.
Other
Among the other international markets in which we operate, Turkey, Georgia, Serbia, India and Spain are our five largest markets after UK&I, Italy and Australia.

Operating Results
Operational and Financial Metrics for the Group
Three months ended March 31, 2025 compared to three months ended March 31, 2024:
The following table presents our AMPs for the Group, by total Group and by product category for the interim periods indicated:

	Three months ended March 31,
AMPs (Amounts in thousands)	2025	2024
Total Group AMPs [1]	14,880	13,722
Group AMPs by Product Category [1]
Sportsbook	8,798	8,340
iGaming	7,260	6,535
Other	1,498	1,377
1.In circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the Group level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the Group level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or product offerings. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents a summary of our financial results for the periods indicated and is derived from our condensed consolidated financial statements for the interim periods indicated:

	Three months ended March 31,
(Amounts in $ millions, except percentages)	2025	2024
Revenue	$3,665	$3,397
Cost of Sales	(1,956)	(1,793)
Gross profit	$1,709	$1,604
Technology, research and development expenses	(215)	(190)
Sales and marketing expenses	(840)	(881)
General and administrative expenses	(431)	(409)
Operating profit	$223	$124
Other income (expense), net	216	(174)
Interest expense, net	(85)	(112)
Income (loss) before income taxes	$354	$(162)
Income tax expense	(19)	(15)
Net income (loss)	$335	$(177)
Net income (loss) margin [1]	9.1%	(5.2)%
Adjusted EBITDA [2]	$616	$514
Adjusted EBITDA Margin [2]	16.8%	15.1%
1.Net income (loss) margin is net income (loss) divided by revenue.
2.Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. See “—Supplemental Disclosure of Non-GAAP Measures” for additional information about these measures and reconciliations to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Our revenue increased by 8%, to $3,665 million for the three months ended March 31, 2025, from $3,397 million for the three months ended March 31, 2024 and our AMPs increased 8% period on period to 14.9 million. The key driver of Group revenue growth was continued strong revenue growth of our U.S. segment, with revenue increasing by 18% period on period, due to scaling of our U.S. business and strong growth in existing states (pre-2024 states) despite unfavorable sports results primarily relating to the “March Madness” NCAA college basketball tournament during the three months ended March 31, 2025. Our revenue in the International segment increased by 1% period on period, primarily driven by strong momentum in iGaming with revenue increasing 4% period on period offset by a decrease in Sportsbook revenue of 2% period on period.
Cost of sales increased by 9%, to $1,956 million for the three months ended March 31, 2025, from $1,793 million for the three months ended March 31, 2024. Cost of sales as a percentage of revenue remained consistent period on period at 53% for the three months ended March 31, 2025 and 2024, respectively. Cost of sales was impacted by increases in gaming taxes and partially offset by the decreases in the amortization in the acquired technologies.
Technology, research and development expenses increased by 13%, to $215 million for the three months ended March 31, 2025 from $190 million for the three months ended March 31, 2024, primarily driven by continued investment in product development to enhance the customer proposition of our brands across the Group and increased labor costs as we continue to scale our business in the U.S.
Sales and marketing expenses decreased by 5% to $840 million for the three months ended March 31, 2025, from $881 million for the three months ended March 31, 2024. Sales and marketing expenses as a percentage of revenue was 23% for the three months ended March 31, 2025, a decrease of 300 basis points from 26% for the three months ended March 31, 2024. This decrease was primarily driven by sustained operating leverage in the U.S.
General and administrative expense increased by 5%, to $431 million for the three months ended March 31, 2025, from $409 million for the three months ended March 31, 2024. The increase was primarily as a result of (i) the continued expansion of our U.S. business; and (ii) an increase in labor cost due to greater investment in the Group’s workforce.
Operating profit increased by $99 million to $223 million for the three months ended March 31, 2025, from $124 million for the three months ended March 31, 2024, as a result of the factors above.
Other income (expense), net increased by $390 million, to a $216 million income for the three months ended March 31, 2025, from a $174 million expense for the three months ended March 31, 2024. This increase was primarily driven by (i) a movement in the fair value change on the Fox Option liability by $389 million to a gain of $205 million for the three months ended March 31, 2025 from a loss of $184 million for the three months ended March 31, 2024; and (ii) the impact of foreign exchange gain (loss) which was a gain of $8 million for the three months ended March 31, 2025 compared to a loss of $3 million for the three months ended March 31, 2024, partially offset by a decrease in fair value gain on derivative instruments of $16 million for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024.
Interest expense, net decreased by $27 million, to $85 million for the three months ended March 31, 2025, from $112 million for the three months ended March 31, 2024, due to (i) a $38 million decrease in Term Loan and Revolving Credit Facility interest expense as a result of falling interest rates, a reduced margin on the Term Loan B and lower drawings on the Revolving Credit Facility; and (ii) a $4 million increase in interest income for the three months ended March 31, 2025 resulting from increased cash and cash equivalent balances; and (iii) additional interest expense of $15 million on our Senior Secured Notes issued in April 2024.
Income tax expense increased by $4 million, to a $19 million income tax expense for the three months ended March 31, 2025, from a $15 million income tax expense for the three months ended March 31, 2024. The movement is primarily due to the change in amount and jurisdictional mix of profits in which the Group has a taxable presence, as well as the tax impact of discrete adjustments.
Net income (loss) increased by $512 million to $335 million net income for the three months ended March 31, 2025, from a net loss of $177 million for the three months ended March 31, 2024 and net income margin increased to 9.1% from 5.2% net loss margin for the three months ended March 31, 2024, as a result of the factors above.

Adjusted EBITDA increased by 20%, to $616 million for the three months ended March 31, 2025, from $514 million for the three months ended March 31, 2024. Adjusted EBITDA Margin increased by 170 basis points from 15.1% to 16.8% reflecting the revenue performance and expenses trend outlined above.
Operational and Financial Metrics by Segment
U.S.
The following table presents a summary of our operational metrics for the U.S. segment for the interim periods indicated.

	Three months ended March 31,
AMPs (Amounts in thousands)	2025	2024
Total U.S. AMPs [1]	4,312	3,898
U.S. AMPs by Product Category [1]
Sportsbook	3,630	3,335
iGaming	985	772
Other	389	439
Stakes (amounts in $ millions)	$14,606	$13,484
Sportsbook net revenue margin	7.8%	7.3%
1.Total U.S. AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the U.S. segment level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the U.S. segment level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or product offerings. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the U.S. segment for the interim periods indicated.

	Three months ended March 31,
(Amounts in $ millions, except percentages)	2025	2024
U.S.
Sportsbook	$1,134	$986
iGaming	472	358
Other	60	66
Total U.S. revenue	$1,666	$1,410
Adjusted EBITDA	$161	$26
Adjusted EBITDA Margin	9.7%	1.8%
Total revenue for our U.S. segment increased by 18% to $1,666 million for the three months ended March 31, 2025, from $1,410 million for the three months ended March 31, 2024, reflecting AMPs growth of 11%. Sportsbook revenue increased by 15%, with amounts staked up 8% to $14,606 million and AMPs 9% higher at 3.6 million due to scaling of our U.S. business and strong growth in pre-2024 states. Sportsbook net revenue margin increased to 7.8% for the three months ended March 31, 2025 compared to 7.3% for the three months ended March 31, 2024. This reflected (i) continued expansion of our expected sportsbook net revenue margin by 50 basis points, driven by our market leading pricing and risk capabilities and increase in Same Game parlay penetration of 260 basis points across NFL and NBA; and (ii) an increase driven by player incentive spend of 50 basis points as we lapped the impact of state launch investment in North Carolina in the prior year. These improvements in sportsbook net revenue margin were partly offset by unfavorable sports results relating to the “March Madness” NCAA college basketball tournament during the three months ended March 31, 2025. There was a 70 basis points adverse impact from unfavorable sports results compared with the prior period (sports results for the three months ended March 31, 2025: 200 basis points unfavorable; for the three months ended March 31, 2024: 130 basis points unfavorable).

iGaming revenue for the three months ended March 31, 2025 increased by 32% driven by an increase in AMPs of 28% period on period to 1 million for the three months ended March 31, 2025 as compared to 0.8 million for the three months ended March 31, 2024, driven by the launch of site-wide jackpots and the roll out of more exclusive content, including the first of our quarterly installments of the iconic Huff 'n Puff family of games reflecting our focus on direct casino customer preferences.
Other revenue for the three months ended March 31, 2025 decreased by 9% period on period mainly due to a decline in DFS where a portion of our DFS player base has migrated some or all of their play to our sportsbook product.
Adjusted EBITDA for the U.S. was $161 million for the three months ended March 31, 2025, a $135 million increase compared to $26 million for the three months ended March 31, 2024. Adjusted EBITDA Margin increased to 9.7% for the three months ended March 31, 2025 from 1.8% for the three months ended March 31, 2024. The improvement in Adjusted EBITDA Margin reflects the sustained operating leverage progress we continue to see in our business. Cost of sales as a percentage of revenue of 57% was 170 basis points lower as compared to March 31, 2024, primarily reflecting the impact of increased North Carolina player incentive investment in the prior year. Sales and marketing expenses continued to deliver operating leverage and reduced by 750 basis points period over period as a percentage of revenue to 22% for the three months ended March 31, 2025.
International
The following table presents a summary of our operational metrics for the International segment for the interim periods indicated.

	Three months ended March 31,
AMPs (Amounts in thousands)	2025	2024
Total International AMPs [1]	10,568	9,825
International AMPs by Product Category [1]
Sportsbook	5,168	5,005
iGaming	6,276	5,763
Other	1,109	938
Stakes (amounts in $ millions)	$6,912	$7,376
Sportsbook net revenue margin	12.7%	12.2%
1.Total International AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the International segment level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the International segment level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or product offerings. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the International segment for the interim periods indicated.

	Three months ended March 31,
(Amounts in $ millions, except percentages)	2025	2024
International
Sportsbook	$880	$900
iGaming	1,050	1,006
Other	69	81
Total International revenue	$1,999	$1,987
Adjusted EBITDA	$518	$524
Adjusted EBITDA Margin	25.9%	26.4%

The following tables present the International segment disaggregated revenue:

	Three months ended March 31,
($ in millions)	2025	2024
UKI [1]	$882	$861
Southern Europe and Africa [2]	448	394
Asia Pacific [3]	313	358
Central and Eastern Europe [4]	140	122
Brazil [5]	9	16
Other regions [6]	207	236
Total International segment revenue	$1,999	$1,987
1.UKI represents Sky Bet, Paddy Power and Betfair UK and Ireland operations as well as the tombola brand.
2.Southern Europe and Africa comprises the Italian operations of our Sisal and PokerStars brands as well as Sisal’s business in Turkey and Morrocco.
3.Asia Pacific includes our Sportsbet business in Australia and Junglee in India.
4.Central and Eastern Europe comprises Adjarabet in Georgia and Armenia together with MaxBet in Serbia, Bosnia Herzegovina, North Macedonia and Montenegro.
5.Brazil reflects our Betfair operations in the region.
6.Other regions comprises PokerStars’ non-Italian operations and Betfair’s non-Brazilian business.
Total revenue for our International segment increased by 1% to $1,999 million for the three months ended March 31, 2025 from $1,987 million for the three months ended March 31, 2024, in addition to an 8% increase in AMPs.
Sportsbook revenue decreased by 2% to $880 million for the three months ended March 31, 2025 from $900 million for the three months ended March 31, 2024 with a 6% decrease in amounts staked to $6,912 million during the three months ended March 31, 2024. The decrease in revenue reflected declining market trends in racing within UKI and Australia, which was offset by a shift to higher revenue margin same parlay products which have lower staking across our largest sports businesses in UKI, Australia and Italy and structural revenue margin improvement.
Sportsbook net revenue margin expanded by 50 basis points period over period to 12.7% driven by structural revenue margin improvement of 110 basis points to 16.9% driven by our market-leading pricing and risk management capabilities along with increased Parlay product penetration across our largest sports businesses in UKI, Australia and Italy. These increase were partially offset by less favorable sport results of 10 basis points period over period (three months ended March 31, 2025: 20 basis points favorable impact; three months ended March 31, 2024: 30 basis points favorable impact) and increased promotional spend of 50 basis points to 4.4% of handle, with UKI re-investment of favorable sporting results into enhanced customer generosity being partially offset by increasingly sophisticated generosity targeting in Asia Pacific.
iGaming revenue increased by 4% to $1,050 million for the three months ended March 31, 2025 from $1,006 million for the three months ended March 31, 2024, was driven by AMP growth of 9% primarily due to a strong performance in UKI and Southern Europe and Africa.
Other revenue for the three months ended March 31, 2025 decreased by 15% driven by the lower commission from Betfair Exchange.
On a regional basis:
UKI revenue grew 2% period over period. UKI Sportsbook revenue was down 2% with lower horse racing handle outside of major festivals, including Cheltenham, partly offset by continued expansion in structural gross win margin driven by ongoing investment in sports product, including Super Sub, to offer even more markets helping drive increased parlay penetration. UKI iGaming grew 9% year-over-year driven by the roll out of premium and bespoke games.
Within Southern Europe and Africa (SEA), AMPs reached 1.8 million in the quarter, a growth of 25% which in turn drove the 14% growth in overall Southern Europe and Africa revenues. Sportsbook revenue for the region grew 27%, benefiting from expanded structural gross margin and favorable sports results and iGaming revenue grew 8% period over period benefiting from improved content. SEA Italian revenue grew 9% to $378 million with Turkey revenue growing 57% period over period, driven by AMP growth.

APAC revenue was 13% lower driven by 18% lower sportsbook revenues in Australia, where unfavorable sports results compounded the previously highlighted horse racing market softness, which was offset by strong iGaming growth in India of 45%.
Central and Eastern Europe revenue grew 15% primarily driven by strong performances in Georgia and Serbia.
Brazil revenue was 44% lower reflecting the transitory impact of customer re-registration friction in the newly regulated market.
Other regions revenue was 12% lower driven by the impact of market exits and regulatory change.
Adjusted EBITDA for International was $518 million for the three months ended March 31, 2025, a 1% decrease from $524 million for the three months ended March 31, 2024, and Adjusted EBITDA Margin decreased by 50 basis points to 25.9% for the three months ended March 31, 2025. The decrease was primarily driven by tax increases in Central and Eastern Europe.
Supplemental Disclosure of Non-GAAP Measures
Adjusted EBITDA is defined on a Group basis as income (loss) before income taxes; other income (expense), net; interest expense, net; depreciation and amortization; transaction fees and associated costs; restructuring and integration costs; legal settlements; impairment of property and equipment and intangible assets and share-based compensation charge. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures and should not be viewed as measures of overall operating performance, indicators of our performance, considered in isolation, or construed as alternatives to operating profit or net income (loss) measures, or as alternatives to cash flows from operating activities, as measures of liquidity, or as alternatives to any other measure determined in accordance with GAAP.
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
•Other income (expense), net is excluded because it is not indicative of our core operating performance.
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
The following table reconciles net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA and Adjusted EBITDA Margin for the fiscal quarters presented:

	Three months ended March 31,
(Amounts in $ millions, except percentages)	2025	2024
Net income (loss)	335	(177)
Add back:
Income taxes	19	15
Other income (expense), net	(216)	174
Interest expense, net	85	112
Depreciation and amortization	294	297
Share-based compensation expense	57	41
Transaction fees and associated costs [1]	1	29
Restructuring and integration costs [2]	41	23
Adjusted EBITDA	$616	$514
Revenue	$3,665	$3,397
Adjusted EBITDA Margin	16.8%	15.1%
1.Fees primarily associated with (i) transaction costs of $1 million related to Snai and NSX during the three months ended March 31, 2025; and (ii) advisory fees of $29 million related to implementation of internal controls, information system changes and other strategic advisory related to the change in the primary listing of the Group during the three months ended March 31, 2024.
2.During the three months ended March 31, 2025, costs of $41 million (three months ended March 31, 2024: $23 million) primarily relate to various restructuring and other strategic initiatives to drive synergies. The programs are expected to run until 2027. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. It also includes business process re-engineering cost, planning and design of target operating models for the Group's enabling functions and discovery and planning related to the Group's anticipated migration to a new enterprise resource planning system. The costs primarily include severance expenses, advisory fees and temporary staffing costs.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and borrowings from various financial institutions and debt investors. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service our long-term debt, to service our obligations under our operating leases, and to repurchase our ordinary shares subject to economic and market conditions and our capital requirements, and otherwise as described below under “—Other Purchase Obligations.” We believe we have the ability and sufficient capacity to meet these cash requirements in the short term and long term by using available cash, internally generated funds and borrowings under the Group’s £1.05 billion committed revolving credit facility. As of March 31, 2025, we had $1,537 million of cash and cash equivalents available for corporate use.
On April 29, 2025, the Company and certain of its subsidiaries entered into a definitive bridge credit agreement (the “Bridge Credit Agreement ”) with certain bank to draw down the senior secured first lien term loan comprising an aggregate Euro principal of €2.5 billion (the “Facility”) to fund, among others, the acquisition of Snai in full.
The Company plans to use the Facility to:
(i)finance or refinance amounts payable in connection with the acquisition of Snai;
(ii)finance or refinance certain indebtedness as the Company may elect;
(iii)pay fees and/or expenses in connection with the foregoing; and
(iv)finance general corporate purposes and working capital of the Group.
The Facility will:
(i)mature April 29, 2026, with two six-month extension options; and
(ii)bear interest at a per annum rate equal to EURIBOR plus an applicable margin equal to 1.25%, which is subject to certain step-ups over the term of the facility.
The other terms of the Bridge Credit Agreement are substantially similar to the terms of the Term Loan A, Term Loan B and Revolving Credit Facility Agreement dated as of November 24, 2023 (and as amended from time to time) entered into between, amongst others, the Company and J.P. Morgan SE as Administrative Agent.
Long-term Debt
As of March 31, 2025, we had an aggregate principal amount of long-term debt of $7 billion, with $39 million due within 12 months. In addition we are obligated to make periodic interest payments at variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of March 31, 2025, our total interest obligation on long-term debt totaled $392 million payable within 12 months net of hedging. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. Excluded from these amounts are other costs related to indebtedness.
Leases
We have lease arrangements primarily for offices, retail stores and data centers. As of March 31, 2025, the Group had operating lease obligations of $567 million with $121 million payable within 12 months.

Share Repurchase Programs
On September 25, 2024, our Board authorized a share repurchase program (the “2024 Share Repurchase Program”) of up to $5 billion of our ordinary shares. While the authorization does not have a stated expiration date, we expect the 2024 Share Repurchase Program to be deployed over the next three to four years. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and our capital requirements. We may from time to time in the future repurchase shares on the open market on a case by case basis or on a non-discretionary basis pursuant to a plan or in any other manner designed to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, through block trades, in privately negotiated transactions, by effecting a tender offer, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. As of March 31, 2025 Flutter has repurchased 1,335,745 ordinary shares under the 2024 Share Repurchase Program for a total of $350 million.
Other Purchase Obligations
As of March 31, 2025, material cash requirements from known contractual and other obligations relating to sponsorship agreements, marketing agreements and media agreements totaled $4,477 million, which includes capital expenditure commitments contracted for but not yet incurred of $52 million. Contractual and other obligations payable in the remainder of fiscal 2025 are $1,066 million.
Cash Flow Information
The following table summarizes our condensed consolidated cash flow information for the periods presented:

	Three months ended March 31,
($ in millions)	2024	2023
Net cash provided by (used in):
Operating activities	$188	$337
Investing activities	$(100)	$(259)
Financing activities	$(271)	$(181)
Three months ended March 31, 2025 compared to three months ended March 31, 2024:
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2025, decreased by $149 million, or 44%, to $188 million compared to $337 million cash provided by operating activities for the three months ended March 31, 2024.
The movement in our cash flows from operating activities was driven primarily by a cash outflow in player deposit liabilities of $220 million due to timing of sports events and a cash outflow of $210 million in other liabilities due payment of retention bonus relating to the Singular acquisition, increase in bonus payouts and periodic derivative settlements in the three months ended March 31, 2025, and higher accruals of marketing expense in the three months ended March 31, 2024 due to the launch of operations in North Carolina offset by an improvement in our operating profit and a cash inflow in accounts payables of $102 million due an increase in the time lag between receipt of invoices and payments.
Investing Activities
Net cash used in investing activities decreased by $159 million, or 61%, for the three months ended March 31, 2025, to $100 million compared to $259 million for the three months ended March 31, 2024, the decrease was primarily driven by a decrease in capital expenditures period on period and cash payment of purchase consideration, net of cash acquired, for acquiring MaxBet in the three months ended March 31, 2024.

Financing Activities
For the three months ended March 31, 2025, net cash used in financing activities increased by $90 million, or 50%, to $271 million compared to $181 million for the three months ended March 31, 2024. The increase was primarily driven by repurchase of ordinary shares in the three months ended March 31, 2025 offset by a decrease in net repayment of long-term debt in the three months ended March 31, 2025.
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
Fox Option liability
During the three months ended March 31, 2025, there were no changes to the fair value measurement approach for the Fox Option as discussed in the 2024 Annual Report. For the input of subjective assumptions used in the option pricing model, please see Note 15 “Fair Value Measurements” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.
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
Additionally, the fair value of the Fox Option liability may differ significantly from the value that would have been used had a readily available market existed for FanDuel. In addition, changes in the market environment and other events that may occur over the life of the Fox Option may cause the losses ultimately realized on the Fox Option to be different than the unrealized losses reflected in the valuations currently assigned. The range in fair value as of March 31, 2025, is $52 million to $2,098 million, assuming a 10% increase/decrease in the equity value of the investor units and using the upper and lower end of the ranges of volatility, DLOC and DLOM, as disclosed in Note 15 “Fair Value Measurements” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.
Allocation of goodwill to reporting units and goodwill impairment testing
The Group assessed its reporting units following the reorganization of its reporting structure within the International segment. Among the five reporting units identified, Sportsbet was the previously identified Australia reporting unit and Sky Bet, Paddy Power, Betfair and tombola formed the legacy UKI reporting unit, both of which had pre-existing goodwill. The Group was required to allocate goodwill in the previous International reporting unit to the newly identified reporting units based on their relative fair values.

The Group estimated the respective fair values of these reporting units based on a discounted cash flow model under the income approach, which utilized various inputs and assumptions, including projected operating results, growth rates and capital expenditures from the Group's projection process, applicable tax rates, estimated depreciation and amortization, changes in working capital, and terminal growth rates applied to projected operating results in the terminal period, and a weighted-average cost of capital rate. The comparable market multiples and the Company's market capitalization were also utilized to corroborate the results of the discounted cash flow models under the income approach.

The fair values of these new reporting units were also used in the quantitative goodwill impairment testing immediately after the change by comparing each reporting unit’s fair value with the carrying value. Based on the analysis performed, the Group determined there was no impairment of goodwill for any of its reporting units following the change in reporting structure within the International segment. A reasonably possible change of plus (minus) 50 basis points in the weighted-average cost of capital rate and terminal growth rate, with other assumptions held constant, would not result in an impairment of any of these reporting units.
Litigation and Claims

We are regularly involved as plaintiffs or defendants in claims and litigation related to our past and current business operations. We establish an accrued liability for legal claims and indemnification claims when we determine that a loss is both probable and the amount of the loss can be reasonably estimated. Our estimates are based on all known facts at the time and our assessment of the ultimate outcome. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. The estimates require significant judgment, given the varying stages of the proceedings, the numerous yet-unresolved issues in many of the claims and the uncertainty of the various potential outcomes of such claims. We vigorously defend ourselves against what we believe are improper claims, including those asserted in litigation. Due to the unpredictable nature of litigation, there can be no assurance that our accruals will be sufficient to cover the extent of our potential exposure to losses. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by us in connection with the various proceedings could affect our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
There have been no significant changes in our exposure to market risk during the three months ended March 31, 2025. Refer to Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the 2024 Annual Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weaknesses in our internal control over financial reporting as previously identified in our 2024 Annual Report that were not remediated as of March 31, 2025.
In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Remediation of Material Weaknesses
We continue to implement our remediation plans that address the material weaknesses in our internal controls over financial reporting as previously discussed in Part II, Item 9A of our 2024 Annual Report. The remaining remediation work involves (i) assessing the risk of fraud with respect to financial reporting, and combining this with our other risk assessment processes; (ii) designing and implementing enhanced business processes and controls and ensuring these operate effectively; and (iii) enhancing our IT processes and controls across the remaining applications for which deficiencies have been identified, particularly in relation to the general IT controls around user access management and change management where operating effectiveness needs to be demonstrated over a sustained period. The implementation of our remediation measures will require validation and testing of the design and operating effectiveness of internal controls over a sustained period. We will not consider the material weaknesses remediated until our enhanced controls are operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively. In addition, we cannot ensure that the measures taken by us to date, and actions that we may take in the future, will be sufficient to remediate these deficiencies or that they will prevent or avoid potential future deficiencies.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our 2024 Annual Report.
The risks described in our 2024 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about acquisitions of Flutter’s ordinary shares by Flutter during the first quarter of fiscal 2025:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (1)
January 1, 2025 to January 31, 2025	289,255	262.11	289,255	$4,803,886,502
February 1, 2025 to February 28, 2025	263,951	273.85	263,951	$4,731,605,896
March 1, 2025 to March 31, 2025	337,793	241.60	337,793	$4,649,999,988
Total	890,999	259.18	890,999
(1) On September 25,2024, our Board authorized the 2024 Share Repurchase Program of up to $5 billion of our ordinary shares. The 2024 Share Repurchase Program does not have a fixed expiration date.
(2) Average price per share excludes any excise tax.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2025, neither the Company nor any of its directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6. Exhibits

Exhibit No.	Description

3.1	Memorandum and Articles of Association of Flutter Entertainment plc (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2024).

10.1	Form of Restricted Stock Unit Award Agreement Pursuant to the Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan.*†

10.2	Form of Performance-Based Restricted Stock Unit Award Agreement Pursuant to the Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan.*†

31.1	Certification of Quarterly Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Quarterly Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.1
The following information from Flutter Entertainment plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024; (iii) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity and Redeemable Non-Controlling Interests for the three months ended March 31, 2025 and 2024; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101.1).

*Filed herewith.
† Management contract or compensatory plan or arrangement.
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

Date: May 7, 2025

Flutter Entertainment plc

	By:	/s/ Peter Jackson
	Name:	Peter Jackson
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Rob Coldrake
	Name:	Rob Coldrake
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)