Form 10-Q
period 2025-06-30
Flutter Entertainment plc
filed 2025-08-07
CIK 1635327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number: 001-37403

Flutter Entertainment plc
(Exact name of registrant as specified in its charter)

Ireland	98-1782229
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
One Madison Avenue, New York, New York	10010
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 28, 2025, the number of shares of the registrant’s ordinary shares outstanding is 176,099,559.

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
•Adverse changes to the regulation (including taxation) of online betting and iGaming;
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

PART I
Item 1.  Financial Statements (unaudited)
FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions except share and per share amounts)

	As of June 30, 2025	As of December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,691	$1,531
Cash and cash equivalents – restricted	79	48
Player deposits – cash and cash equivalents	1,745	1,930
Player deposits – investments	30	130
Accounts receivable, net	161	98
Prepaid expenses and other current assets	665	607
Asset held for sale	23	—
TOTAL CURRENT ASSETS	4,394	4,344
Investments	7	6
Property and equipment, net	602	493
Operating lease right-of-use assets	562	507
Intangible assets, net	7,545	5,364
Goodwill	16,487	13,352
Deferred tax assets	182	267
Other non-current assets	95	175
TOTAL ASSETS	$29,874	$24,508
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$350	$266
Player deposit liability	1,712	1,940
Operating lease liabilities	122	119
Long-term debt due within one year	70	53
Other current liabilities	2,371	2,212
Liability held for sale	1	—
TOTAL CURRENT LIABILITIES	4,626	4,590
Operating lease liabilities – non-current	486	428
Long-term debt	9,882	6,683
Deferred tax liabilities	1,093	605
Other non-current liabilities	1,145	935
TOTAL LIABILITIES	$17,232	$13,241
COMMITMENTS AND CONTINGENCIES (Note 17)
REDEEMABLE NON-CONTROLLING INTERESTS	2,236	1,808
SHAREHOLDERS’ EQUITY
Ordinary share (Authorized 3,000,000,000 shares of €0.09 ($0.11) par value each; issued June 30, 2025: 176,370,705 shares; December 31, 2024: 177,895,367 shares)	$36	$36
Additional paid-in capital	1,810	1,611
Accumulated other comprehensive loss	(880)	(1,927)
Retained earnings	9,249	9,573
Total Flutter Shareholders’ Equity	10,215	9,293
Non-controlling interests	191	166
TOTAL SHAREHOLDERS’ EQUITY	10,406	9,459
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY	$29,874	$24,508
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$4,187	$3,611	$7,852	$7,008
Cost of sales	(2,228)	(1,835)	(4,184)	(3,628)
Gross profit	1,959	1,776	3,668	3,380
Technology, research and development expenses	(256)	(216)	(471)	(406)
Sales and marketing expenses	(789)	(746)	(1,629)	(1,627)
General and administrative expenses	(525)	(445)	(956)	(854)
Operating profit	389	369	612	493
Other (expense) income, net	(74)	89	142	(85)
Interest expense, net	(110)	(108)	(195)	(220)
Income before income taxes	205	350	559	188
Income tax expense	(168)	(53)	(187)	(68)
Net income	37	297	372	120
Net income attributable to non-controlling interests and redeemable non-controlling interests	12	18	15	22
Adjustment of redeemable non-controlling interest to redemption value	(80)	18	(31)	33
Net income attributable to Flutter shareholders	105	261	388	65
Earnings per share
Basic	0.59	1.47	2.19	0.37
Diluted	0.59	1.45	2.17	0.36
Other comprehensive income (loss), net of tax:
Effective portion of changes in fair value of cash flow hedges	(67)	(10)	(111)	13
Fair value of cash flow hedges transferred to the income statement	65	12	101	(2)
Changes in excluded components of fair value hedge	(1)	—	(1)	—
Foreign exchange (loss) gain on net investment hedges	(30)	50	(44)	29
Foreign exchange gain (loss) on translation of the net assets of foreign currency denominated entities	778	(60)	1,146	(245)
Fair value movements on available for sale debt instruments	—	1	—	—
Other comprehensive income (loss)	745	(7)	1,091	(205)
Other comprehensive income (loss) attributable to Flutter shareholders	711	(3)	1,047	(191)
Other comprehensive income (loss) attributable to non-controlling interest and redeemable non-controlling interest	34	(4)	44	(14)
Total comprehensive income (loss)	$782	$290	$1,463	$(85)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS
($ in millions except share amounts)

		Ordinary shares
	Redeemable non- controlling interests	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss)	Retained earnings	Total Flutter shareholders’ equity	Non- controlling interests	Total equity	Net Income
Balance as of December 31, 2024	$1,808	177,895,367	$36	$1,611	$(1,927)	$9,573	$9,293	$166	$9,459
Net income	46	—	—	—	—	283	283	6	289	335
Adjustment of redeemable non-controlling interest to fair value	(122)	—	—	—	—	122	122	—	122
Shares issued on exercise of employee share options	—	182,515	0	3	—	—	3	—	3
Equity-settled transactions – expense recorded in the income statement	—	—	—	56	—	—	56	—	56
Repurchase of shares	—	(890,999)	0	—	—	(230)	(230)	—	(230)
Dividend distributed to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	5	—	—	—	336	—	336	5	341
Balance as of March 31, 2025	$1,737	177,186,883	$36	$1,670	$(1,591)	$9,748	$9,863	$173	$10,036
Net income	(74)	—	—	—	—	105	105	6	111	37
Adjustment of redeemable non-controlling interest to fair value	300	—	—	—	—	(300)	(300)	—	(300)
Shares issued on exercise of employee share options	—	312,002	0	3	—	—	3	—	3
Equity-settled transactions – expense recorded in the income statement	—	—	—	70	—	—	70	—	70
Settlement of liability-classified share-based awards in equity	—	121,770	0	29	—	—	29	—	29
Acquisition of NSX	256	—	—	38	—	—	38	—	38
Repurchase of shares	—	(1,249,950)	0	—	—	(304)	(304)	—	(304)
Dividend distributed to non-controlling interests	—	—	—	—	—	—	—	(5)	(5)
Other comprehensive income	17	—	—	—	711	—	711	17	728
Balance as of June 30, 2025	$2,236	176,370,705	$36	$1,810	$(880)	$9,249	$10,215	$191	$10,406

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS (continued)
($ in millions except share amounts)

		Ordinary shares
	Redeemable non- controlling interests	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Flutter shareholders’ equity	Non- controlling interests	Total equity	Net income (loss)
Balance as of December 31, 2023	$1,152	177,008,649	$36	$1,385	$(1,483)	$10,106	$10,044	$172	$10,216
Net income (loss)	15	—	—	—	—	(196)	(196)	4	(192)	(177)
Adjustment of redeemable non-controlling interest to fair value	216	—	—	—	—	(216)	(216)	—	(216)
Shares issued on exercise of employee share options	—	436,546	0	14	—	—	14	—	14
Equity-settled transactions – expense recorded in the income statement	—	—	—	40	—	—	40	—	40
Acquisition of redeemable non-controlling interests	89	—	—	—	—	—	—	—	—
Other comprehensive loss	(10)	—	—	—	(186)	—	(186)	(2)	(188)
Balance as of March 31, 2024	$1,462	177,445,195	$36	$1,439	$(1,669)	$9,694	$9,500	$174	$9,674
Net income	33	—	—	—	—	261	261	3	264	297
Adjustment of redeemable non-controlling interest to fair value	(63)	—	—	—	—	63	63	—	63
Shares issued on exercise of employee share options	—	236,711	0	7	—	—	7	—	7
Equity-settled transactions – expense recorded in the income statement	—	—	—	57	—	—	57	—	57
Dividend distributed to non-controlling interests	—	—	—	—	—	—	—	(6)	(6)
Other comprehensive loss	—	—	—	—	(5)	—	(5)	(2)	(7)
Balance as of June 30, 2024	$1,432	177,681,906	$36	$1,503	$(1,674)	$10,018	$9,883	$169	$10,052
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$372	$120
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	663	569
Change in fair value of derivatives	—	(22)
Non-cash interest expense, net	14	16
Non-cash operating lease expense	71	65
Unrealized foreign currency exchange (gain) loss, net	(33)	10
Gain on disposals	—	(1)
Share-based compensation – equity classified	126	97
Share-based compensation – liability classified	3	3
Other (income) expense, net	(124)	95
Deferred tax benefit	(16)	(83)
Loss on extinguishment	14	5
Change in contingent consideration	—	(3)
Change in operating assets and liabilities:
Player deposits	113	(2)
Accounts receivable	28	16
Prepaid expenses and other current assets	57	32
Accounts payable	(6)	(46)
Other liabilities	(289)	(155)
Player deposit liability	(382)	14
Operating leases liabilities	(64)	(70)
Net cash provided by operating activities	547	660
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(56)	(50)
Purchases of intangible assets	(42)	(97)
Capitalized software	(205)	(157)
Acquisitions, net of cash acquired	(2,688)	(132)
Proceeds from disposal of intangible assets	5	—
Cash settlement of derivatives designated in net investment hedge	21	—
Net cash used in investing activities	(2,965)	(436)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of ordinary share upon exercise of options	6	21
Proceeds from issuance of long-term debt (net of transactions costs)	6,004	1,684
Repayment of long-term debt	(3,140)	(1,929)
Distributions to non-controlling interests	(9)	(6)
Payment of contingent consideration	(16)	—
Repurchase of ordinary shares and taxes withheld and paid on employee share awards	(583)	—
Net cash provided by (used in) financing activities	2,262	(230)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(156)	(6)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	3,509	3,271
Effect of foreign exchange on cash, cash equivalents and restricted cash	162	(30)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period:	3,515	3,235
CASH, CASH EQUIVALENTS AND RESTRICTED CASH comprise of:
Cash and cash equivalents	$1,691	$1,526
Cash and cash equivalents - restricted	79	25
Player deposits - cash & cash equivalents	1,745	1,684
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period:	$3,515	$3,235
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	217	231
Income tax paid (net of refunds)	252	115
Operating cash flows from operating leases	82	81

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Six months ended June 30,
	2025	2024
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of intangible assets with accrued expense	77	—
Capitalized software with accrued expense	8	—
Purchase of property and equipment with accrued expense	8	—
Right of use assets obtained in exchange for new operating lease liabilities	24	74
Adjustments to lease balances as a result of remeasurement	26	(3)
Business acquisitions (including contingent consideration)	331	28
Repurchase of ordinary shares with accrued expense	11	—
Non-cash issuance of common stock upon exercise of options	29	—
Non-cash transaction costs on issuance of long-term debt	17	—
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Flutter Entertainment plc (the “Company” or “Flutter”) and its subsidiaries (together referred to as the “Group”) is a global online sports betting and iGaming entity, operating some of the world’s most innovative, diverse and distinctive online sports betting and gaming brands such as FanDuel, Sky Betting & Gaming, Sportsbet, PokerStars, Paddy Power, Sisal, tombola, Betfair, TVG, Junglee Games, Adjarabet, MaxBet, Snai and Betnacional. As of June 30, 2025, the Group offers its products in around 100 countries. The Company is a public limited company incorporated and domiciled in the Republic of Ireland with operational headquarters in New York.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation — These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim reporting and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). As such, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Group’s audited consolidated financial statements as of and for the year ended December 31, 2024. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Group’s consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 4, 2025 (the “2024 Annual Report”). These condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Group’s unaudited condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year, due to seasonal fluctuations in the Group’s revenue as a result of the timing of various sports seasons, sporting events and other factors.
Use of Estimates — During the second quarter of fiscal 2025, the Group completed a review of useful lives of customer relationships as a consequence of certain platform integration initiatives. The Group revised the remaining estimated useful lives of PokerStars’ and Sky Betting & Gaming’s customer relationships from 16 to 8 years and from 16 to 11 years, respectively, effective April 1, 2025. The Group accounted for the change in estimated remaining useful lives as a change in estimate under ASC 250 “Accounting Changes and Error Corrections”. The impact of the change in estimate was accounted for prospectively effective as of April 1, 2025, resulting in an increase in depreciation and amortization expense of $35 million ($32 million after tax, or a decrease of $0.18 per diluted share) for the three and six months ended June 30, 2025. The change in the useful lives is expected to increase depreciation and amortization expense by $137 million ($124 million after tax), $130 million ($118 million after tax), and $80 million ($74 million after tax) for the years ending December 31, 2025, 2026, and 2027, respectively.
Recent Accounting Pronouncements Adopted
In the six months ended June 30, 2025, the Group adopted Accounting Standards Update (“ASU”) 2024-01, Compensation – Stock Compensation (Topic 718): which clarifies how an entity determines whether a profit interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The Group has assessed the impact of ASU 2024-01 and the adoption of this new standard did not have a material effect on the Group's consolidated financial condition, results of operations or cash flows.
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

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. SEGMENTS AND DISAGGREGATION OF REVENUE
Effective from the first quarter of 2025, the Group has realigned its internal organizational structure, and as a result of this realignment, the Group updated its reportable segments to have two reportable segments:
•U.S.; and
•International (which includes what was formerly the UKI, International and Australia segments)
Segment results for the three and six months ended June 30, 2024, have been revised to reflect the change in reportable segments.
The Group’s chief operating decision maker (“CODM”) is the Group’s Chief Executive Officer.
The CODM uses Adjusted EBITDA to allocate resources for each operating segment predominantly in the annual budget and forecasting process. The CODM evaluates performance based on the Adjusted EBITDA of each operating segment by comparing actual results to previously forecasted financial information on a monthly basis. Adjusted EBITDA of each segment is defined as net income before income taxes; other (expense) income, net; interest expense, net; depreciation and amortization; transaction fees and associated costs; restructuring and integration costs; legal settlements; impairment of property and equipment and intangible assets and share-based compensation charge.
The Group manages its assets on a total company basis, not by operating segment. Therefore, the CODM does not regularly review any asset information by operating segment and accordingly, the Group does not report asset information by operating segment.
The following tables present the Group’s segment information:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Revenue
U.S.
Sportsbook	$1,219	$1,099	$2,353	$2,085
iGaming	507	357	979	715
Other	65	71	125	137
U.S. segment revenue	1,791	1,527	3,457	2,937
International
Sportsbook	1,041	997	1,921	1,897
iGaming[1]	1,268	997	2,318	2,003
Other	87	90	156	171
International segment revenue	2,396	2,084	4,395	4,071
Total reportable segment revenue	$4,187	$3,611	$7,852	$7,008
1.iGaming revenue includes iGaming, Poker and Lottery.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the International segment disaggregated revenue:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
UKI [1]	$936	$928	$1,818	$1,789
Southern Europe and Africa [2]	657	390	1,105	784
Asia Pacific [3]	402	385	715	743
Central and Eastern Europe [4]	138	128	278	250
Brazil [5]	44	18	53	34
Other regions [6]	219	235	426	471
Total International segment revenue	$2,396	$2,084	$4,395	$4,071
1.UKI represents Sky Bet, Paddy Power and Betfair UK and Ireland operations as well as the tombola brand.
2.Southern Europe and Africa comprises the Italian operations of our Sisal, Snai (effective from acquisition date) and PokerStars brands as well as Sisal’s business in Turkey and Morocco.
3.Asia Pacific includes our Sportsbet business in Australia and Junglee in India.
4.Central and Eastern Europe comprises Adjarabet in Georgia and Armenia together with MaxBet in Serbia, Bosnia Herzegovina, North Macedonia and Montenegro.
5.Brazil reflects our Betfair and Betnacional (effective from acquisition date) operations in the region.
6.Other regions comprises PokerStars’ non-Italian operations and Betfair’s non-Brazilian business.
The information below summarizes revenue from external customers by country for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
U.S.	$1,738	$1,495	$3,367	$2,894
UK	849	848	1,648	1,630
Italy	602	371	1,007	736
Australia	358	349	629	678
Ireland	77	76	152	153
Rest of the world	563	472	1,049	917
Total revenue	$4,187	$3,611	$7,852	$7,008

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The information below shows the reconciliation of reportable segment Adjusted EBITDA to income before income taxes for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
U.S.	$400	$260	$561	$286
International	591	523	1,109	1,047
Reportable segment Adjusted EBITDA	991	783	1,670	1,333
Unallocated corporate overhead [1]	(72)	(45)	(135)	(81)
Depreciation and amortization	(369)	(272)	(663)	(569)
Share-based compensation expense	(72)	(59)	(129)	(100)
Transaction fees and associated costs [2]	(19)	(16)	(20)	(45)
Restructuring and integration costs [3]	(70)	(22)	(111)	(45)
Other (expense) income, net	(74)	89	142	(85)
Interest expense, net	(110)	(108)	(195)	(220)
Income before income taxes	$205	$350	$559	$188
1.Unallocated corporate overhead includes shared technology, research and development, sales and marketing, and general and administrative expenses that are not allocated to specific segments.
2.During the three and six months ended June 30, 2025, transaction costs of $19 million and $20 million, respectively, relate to the Snai and NSX acquisitions. During the three and six months ended June 30, 2024, advisory fees of $16 million and $45 million, respectively, primarily relate to implementation of internal controls, information system changes and other strategic advisory fees related to the change in the primary listing of the Group.
3.During the three and six months ended June 30, 2025, costs of $70 million and $111 million, respectively, (three and six months ended June 30, 2024: $22 million and $45 million, respectively) primarily relate to various restructuring, acquisition integration and other strategic initiatives to drive synergies. The programs are expected to run until 2027. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. It also includes business process re-engineering cost, planning and design of target operating models for the Group's enabling functions and discovery and planning related to the Group's anticipated migration to a new enterprise resource planning system. The costs primarily include severance expenses, advisory fees and temporary staffing costs.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table shows the significant segment expense categories that are regularly provided to the CODM and included in segment profit and loss for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
U.S.
Revenue	$1,791	$1,527	$3,457	$2,937
Cost of sales[1]	(968)	(839)	(1,924)	(1,672)
Technology, research and development expenses[2]	(86)	(73)	(168)	(128)
Sales and marketing expenses[3]	(219)	(253)	(593)	(675)
General and administrative expenses[4]	(118)	(102)	(211)	(176)
Total U.S. adjusted EBITDA	400	260	561	286
International
Revenue	2,396	2,084	4,395	4,071
Cost of sales[1]	(1,104)	(894)	(1,984)	(1,756)
Technology, research and development expenses[2]	(107)	(106)	(202)	(205)
Sales and marketing expenses[3]	(376)	(358)	(685)	(675)
General and administrative expenses[4]	(218)	(203)	(415)	(388)
Total International adjusted EBITDA	$591	$523	$1,109	$1,047
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
The following table shows depreciation and amortization excluding amortization of acquired intangibles and share-based compensation expenses, excluding share-based compensation for the Group's executive management, finance, legal and compliance, and human resources functions by reportable segment that are regularly provided to the CODM for review for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
U.S.
Depreciation and amortization excluding amortization of acquired intangible	$30	$24	$59	$49
Share-based compensation expense	33	27	61	46
Total U.S.	63	51	120	95
International
Depreciation and amortization excluding amortization of acquired intangible	118	93	214	187
Share-based compensation expense	24	23	42	39
Total International	$142	$116	$256	$226

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. OTHER (EXPENSE) INCOME, NET
The following table shows the detail of other (expense) income, net for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Foreign exchange gain (loss)	$25	$(8)	$33	$(11)
Fair value gain on derivative instruments	—	7	—	22
Fair value gain on contingent consideration	—	3	—	3
Loss on settlement of long-term debt	(14)	(5)	(14)	(5)
Financing related fees not eligible for capitalization	(1)	—	(1)	—
(Loss) gain on disposals	(3)	1	—	1
Fair value (loss) gain on Fox Option liability	(81)	91	124	(93)
Fair value loss on investment	—	—	—	(2)
Total other (expense) income, net	$(74)	$89	$142	$(85)
5. INTEREST EXPENSE, NET
The following table shows the detail of interest expense, net for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Interest and amortization of debt discount and expense on long-term debt, bank guarantees	$(128)	$(122)	$(231)	$(248)
Other interest expense	(2)	(2)	(4)	(4)
Interest income	20	16	40	32
Interest expense, net	$(110)	$(108)	$(195)	$(220)
6. INCOME TAXES
The provision for income taxes for the three and six months ended June 30, 2025 is based on our projected annual effective tax rate for fiscal 2025, adjusted for specific items that are required to be recognized in the interim period in which they are incurred. The Group’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes.
The Group’s effective income tax rate was 82.0% for the three months ended June 30, 2025, compared with an effective tax rate of 15.1% for the three months ended June 30, 2024. The Group’s effective income tax rate was 33.5% for the six months ended June 30, 2025, compared to 36.0% for the six months ended June 30, 2024. The change in the effective tax rate for these periods is primarily due to the net impact of jurisdictional mix of earnings, utilization of U.S. federal deferred tax assets in fiscal 2024, withholding tax on earnings planned to be repatriated, and discrete items. The discrete items primarily comprised of the change in the fair value gain (loss) on the Fox Option liability, loss making jurisdictions for which no tax benefit is recognized, income tax expense resulting from the reorganization of our Betfair Brazil business, and an increase in our liabilities for various unrecognized tax benefits.
On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of tax reform provisions, was signed into law in the United States and we continue to assess its impact. We currently do not expect the OBBB Act to have a material impact on our estimated annual effective tax rate in 2025. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the three and six months ended June 30, 2025.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
As previously reported, we have received a discovery assessment from His Majesty’s Revenue and Customs authority (“HMRC”) relating to an intragroup transfer of intellectual property from the United Kingdom to United States for the year ended December 31, 2020. As of June 30, 2025, we are in the process of appealing this assessment and previously recognized a unrecognized tax benefit for the estimated settlement which is included in Other non-current liabilities in the Condensed Consolidated Balance Sheet. We do not expect to resolve this matter in the near term and will continue to reassess the recognition and measurement criteria of the tax position. While the Group believes that we have strong arguments, there can be no assurance this matter will be resolved favorably.
Each year the Group files hundreds of tax returns in various national, state, and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. The Group has ongoing income tax audits in various jurisdictions and evaluates tax positions that may be challenged by tax authorities in accordance with accounting for income taxes and accounting for uncertainty in income taxes. As of June 30, 2025, we have recorded an additional $16 million of income tax expense related to various unrecognized tax benefits and $8 million of interest and penalties.
Effective from fiscal 2024, the Organization for Economic Co-operation and Development (OECD) Global Anti-Abuse Erosion (GLoBE) rules under Pillar Two have been enacted by various countries in which the Group operates. The Group currently does not expect a material impact to the effective tax rate in connection with Pillar Two for the current year ending December 31, 2025.
7. EARNINGS PER SHARE
The following table sets forth the computation of the Group’s basic and diluted net earnings per ordinary share attributable to the Group:

	Three months ended June 30,		Six months ended June 30,
($ in millions except per share amounts)	2025	2024	2025	2024
Numerator
Net income	37	297	372	120
Net income attributable to non-controlling interests and redeemable non-controlling interests	12	18	15	22
Adjustment of redeemable non-controlling interest to redemption value	(80)	18	(31)	33
Net income attributable to Flutter shareholder – basic and diluted	105	261	388	65

Denominator
Basic weighted average outstanding shares	177	178	177	178
Effective of dilutive stock awards	2	2	2	2
Diluted weighted average outstanding shares	179	180	179	180

Earnings per share
Basic	$0.59	$1.47	$2.19	$0.37
Diluted	$0.59	$1.45	$2.17	$0.36
The number of options excluded from the diluted weighted average number of ordinary share calculation due to their effect being anti-dilutive as the assumed proceeds were greater than the average market price was nil for the three and six months ended June 30, 2025, respectively (458,811 and 462,122 for the three and six months ended June 30, 2024, respectively).

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2025 and 2024:

($ in millions)	Fair value hedges	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of March 31, 2025	$(1)	$6	$(1)	$(1,595)	$(1,591)
Other comprehensive income (loss) before reclassifications	(3)	(67)	(1)	714	643
Amounts reclassified from accumulated other comprehensive loss	2	65	1	—	68
Net current period other comprehensive (loss) income	(1)	(2)	—	714	711
Balance as of June 30, 2025	$(2)	$4	$(1)	$(881)	$(880)

($ in millions)	Fair value hedges	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of December 31, 2024	$(1)	$14	$(1)	$(1,939)	$(1,927)
Other comprehensive income (loss) before reclassifications	(4)	(111)	(1)	1,058	942
Amounts reclassified from accumulated other comprehensive loss	3	101	1	—	105
Net current period other comprehensive (loss) income	(1)	(10)	—	1,058	1,047
Balance as of June 30, 2025	$(2)	$4	$(1)	$(881)	$(880)

($ in millions)	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of March 31, 2024	$3	$(2)	$(1,670)	$(1,669)
Other comprehensive income (loss) before reclassifications	(10)	1	(8)	(17)
Amounts reclassified from accumulated other comprehensive loss	12	—	—	12
Net current period other comprehensive income (loss)	2	1	(8)	(5)
Balance as of June 30, 2024	$5	$(1)	$(1,678)	$(1,674)

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in millions)	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of December 31, 2023	$(6)	$(1)	$(1,476)	$(1,483)
Other comprehensive income (loss) before reclassifications	13	—	(202)	(189)
Amounts reclassified from accumulated other comprehensive loss	(2)	—	—	(2)
Net current period other comprehensive income (loss)	11	—	(202)	(191)
Balance as of June 30, 2024	$5	$(1)	$(1,678)	$(1,674)
9. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of June 30, 2025, and December 31, 2024:

($ in millions)	As of June 30, 2025	As of December 31, 2024
Prepayments and accrued income	$292	$267
Derivative financial assets	53	41
Income taxes receivable	135	119
Value-added tax and goods and services tax	48	54
Other receivables	137	126
Total prepaid expenses and other current assets	$665	$607
10. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following as of June 30, 2025, and December 31, 2024:

($ in millions)	As of June 30, 2025	As of December 31, 2024
Accrued expenses	$1,027	$980
Betting duty, excise tax, data rights, and racefield fees	708	430
Employee benefits and social security	357	455
Liability-classified share-based awards	8	31
Sports betting open positions	62	120
Derivative financial liabilities	73	10
Income taxes payable	9	29
Loss contingencies	72	78
Value-added tax and goods and services tax	49	61
Contingent and deferred consideration	6	18
Total other current liabilities	$2,371	$2,212
Loss contingencies include accruals related to regulatory investigations and proceedings including those relating to gaming taxes to the extent to which they may apply to our business and industry.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Group includes the contract liability in relation to sports betting open positions in the Condensed Consolidated Balance Sheet. The contract liability balance was as follows:

As of June 30, 2025
($ in millions)
Contract liability, beginning of the period	120
Contract liability, end of the period [1]	63
1 Includes $1 million included in Other non-current liabilities.
Due to the short term nature of our contract liabilities, a substantial portion of the contract liability at the beginning of the period is recognized in revenue in the immediate subsequent reporting period.
11. GOODWILL
During the first quarter of 2025, following the change of reportable segments as described in Note 3 “Segments and Disaggregation of Revenue”, the Group reorganized its reporting structure within the International segment. This change resulted in the International segment consisting of five reporting units, namely Junglee, Sportsbet, Southern Europe and Africa (comprising the Italian operations of our Sisal and PokerStars brands as well as Sisal’s business in Turkey and Morocco), Central and Eastern Europe (comprising Adjarabet in Georgia and Armenia together with MaxBet in Serbia, Bosnia Herzegovina, North Macedonia and Montenegro), and UKI (comprising Sky Bet, Paddy Power, tombola, Betfair and PokerStars’ non-Italian operations).
During the second quarter of 2025, upon the completion of Snai acquisition, Snai became part of the Southern Europe and Africa reporting unit. Upon the completion of NSX acquisition, a new reporting unit of Brazil was formed, comprising Betfair Brazil and Betnacional. Betfair Brazil was previously included in the UKI reporting unit.
As of June 30, 2025, the provisional goodwill of $1,505 million from the Snai acquisition has been allocated to the Southern Europe and Africa reporting unit, and the provisional goodwill of $414 million from the NSX acquisition has been allocated to the Brazil reporting unit.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. BUSINESS COMBINATIONS
Acquisition of Snai
On April 30, 2025, we completed the acquisition of 100% of the outstanding shares of Pluto (Italia) S.p.A, the holding company that owns Snaitech S.p.A (“Snai”), one of Italy’s leading omni-channel operators in the sports betting and iGaming market, for a consideration of approximately $2.6 billion (€2.3 billion).
The following table summarizes the provisional purchase price allocation and fair value of the assets and liabilities acquired in the Snai acquisition:

($ in millions)	As of April 30, 2025
Cash and cash equivalents	$232
Player deposits – cash and cash equivalents	24
Cash and cash equivalents – restricted	19
Accounts receivable, net	80
Prepaid expenses and other current assets	55
Asset held for sale	22
Property and equipment, net	98
Operating lease right-of-use assets	36
Intangible assets, net	1,437
Other non-current assets	6
Total identifiable assets acquired	2,009
Liabilities assumed:
Accounts payable	53
Player deposit liability	24
Other current liabilities	298
Liability held for sale	1
Operating lease liabilities	36
Other non-current liabilities	69
Deferred tax liabilities	400
Total liabilities assumed:	881
Net assets acquired (a)	1,128
Purchase consideration (b) (satisfied by cash)	2,633
Goodwill (b) – (a)	$1,505
Included within the intangible assets was a provisional amount of $1,437 million of separately identifiable intangible assets, net comprising trademarks, online customer relationships, point of sale network, licenses, and technology acquired as part of the acquisition, with the additional effect of a deferred tax liability of $407 million arising from book and tax basis differences generated upon the acquisition. The book value approximated to the fair value on the remaining assets as all amounts are expected to be received.
The provisional fair value of trademarks identified amounted to $717 million and was estimated using the Relief from Royalty Method. Significant assumptions included: (i) royalty rate of 6.5% applied to the projected revenues for the remaining useful life of the tradename to estimate the royalty savings and (ii) a discount rate of 12.5%. Trademarks are amortized over their expected useful economic life of 20 years.
The fair value of online customer relationships identified was a provisional amount of $490 million and was estimated using the Multi-Period Excess Earnings Method. Significant assumptions included: (i) expectations for the future after-tax cash flows arising from the follow-on revenue from online customer relationships that existed on the acquisition date over their estimated lives, (ii) a customer attrition rate of 5%, less a contributory assets charge of 8.2%, and (iii) a discount rate applied of 11.5%. Online customer relationships are being amortized over their expected useful economic life of 12 years.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The fair value of point of sale network was a provisional amount of $125 million and was estimated using the Multi-Period Excess Earnings Method. Significant assumptions included (i) expectations for the future after-tax cash flows arising from the follow-on revenue from point of sale network relationships that existed on the acquisition date over their estimated lives, (ii) a point of sale churn rates of 1.5%, less a contributory assets charge of 8.5%, and (iii) a discount rate applied of 11.5%. The point of sale network is amortized over its expected useful economic life of 20 years.
Acquisition-related costs of $17 million and $18 million were included in general and administrative expenses in the Group’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025. The acquisition-related costs incurred during three and six months ended June 30, 2024 were not material.
The gross contractual amount for trade receivables and other receivables due is $166 million, with a loss allowance of $30 million recognized on acquisition.
The goodwill created by the acquisition is generally not deductible for tax purposes. Key factors that made up the goodwill included expected synergies from the combination of operations, products and the knowledge and experience of the acquired workforce. The goodwill has been allocated to the International segment and the Southern Europe and Africa reporting unit.
As of the date these unaudited consolidated financial statements were issued, the purchase accounting related to the acquisition is incomplete because the evaluation necessary to assess the fair values of certain intangible assets acquired is still in process. As such, the above balances may be adjusted in the future period as the valuation is finalized and these adjustments may be material to the unaudited consolidated financial statements. The Group expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
Since the date of acquisition to June 30, 2025, Snai contributed revenue of $202 million and $8 million of net income to the results of the Group.
Unaudited pro forma information
The pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the Snai acquisition had been completed on the date indicated, nor does it reflect synergies that might be achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that the Group believes are reasonable under the circumstances.
The following pro forma information presents the combined results of operations for each of the periods presented, as if Snai had been acquired as of January 1, 2024. Pro forma results of operations for the other transactions have not been included because they are not material to the consolidated results of operations. The pro forma financial information includes the historical results of the Group and Snai adjusted for certain items, which are described below.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Revenue	$4,302	$3,918	$8,280	$7,625
Net income	$39	$274	$347	$42
Pro forma net income reflects the following adjustments:
•Snai’s historical condensed consolidated financial statements have been prepared in accordance with International Financial Reporting Standards (“IFRS”).We have made adjustments to conform Snai’s financial information prepared under IFRS to U.S. GAAP.
•Intangible assets are assumed to be recorded at their estimated fair value as of January 1, 2024, and are amortized over their estimated useful lives from that date along with the consequent deferred tax benefit. The amortization expense relating to the historical fair value uplift on Snai's intangible assets acquired by Playtech in 2018, together with the deferred tax benefit, are reversed.
•New debt financing required to complete the acquisition of Snai is assumed to have occurred on January 1, 2024. The additional interest expense recognized is calculated, together with the associated hedge impact and the amortization of related debts issuance costs. For the new debt at floating rate, we have assumed the actual three months SOFR rates for second quarter 2025 was constant from January 1, 2024 to April 29, 2025.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
•Transaction fees and associated costs related to the Snai acquisition are assumed to have incurred prior to or soon after the acquisition date of January 1, 2024, and are presented as an expense for the six months ended June 30, 2024.
Acquisition of NSX

On May 14, 2025, we completed the acquisition of a 56% interest in NSX, a leading Brazilian operator of the Betnacional brand. The total purchase consideration amounted to $678 million (BRL 3,819 million) comprising of a provisional cash consideration of $352 million (BRL 1,981 million), contribution of a portion of the Group’s existing Betfair Brazil business having a fair value of $40 million (BRL230 million), fair value of non-controlling interest of $254 million (BRL $1,430 million) and settlement of pre-existing relationship amount of $32 million (BRL 178 million). The provisional cash consideration remains subject to the finalization of the completion accounts as defined in the share purchase agreement and any consequent adjustment to the provisional purchase consideration.

As part of the acquisition of NSX, the Group has put in place arrangements, consisting of call and put options, that could result in it acquiring the remaining 44% of the combined Flutter Brazil business held by the former shareholders of NSX. The call and put options subject to the terms of the shareholders agreement are exercisable in two tranches within 60 days starting immediately after the fifth and tenth anniversaries of the completion of the transaction. The options expire if neither the Group nor the non-controlling interest shareholder groups exercise the options within the option exercise period. The option price is based on market value of the shares on the valuation date, as defined in the shareholders agreement. The options can be settled, at the Group’s election, in cash or freely tradable shares of Flutter.

The provisional fair value of assets and liabilities acquired was $264 million which comprised of identifiable intangible assets of $398 million consisting primarily of $123 million of trademark, $37 million of developed technology and $238 million of online customer relationships. As of June 30, 2025, the accounting for this acquisition was provisional, and the measurements of fair value for certain assets and liabilities may be subject to change as additional information is received. The Group expects to finalize the valuation as soon as practicable, but not later than one year from acquisition date.

The acquisition resulted in the recognition of $414 million goodwill on the acquisition date which has been allocated to the existing International segment and the Brazil reporting unit. The main factors leading to the recognition of goodwill (none of which is deductible for tax purposes) is the expected synergies from the combination of operations, products and the knowledge and experience of the acquired workforce.

The fair value of non-controlling interest was $254 million, which was provisionally estimated by applying a discount for lack of marketability of 20% considering the output of the Finnerty Method and discount for lack of control of 9% using implied discounts from observable transactions and data based on Mergerstat studies.

Acquisition-related costs during the three and six months ended June 30, 2025 and June 30, 2024 were not material and are included in the general and administrative expenses in the Group’s Condensed Consolidated Statements of Comprehensive Income (Loss).

Since the date of acquisition to June 30, 2025, the revenue and net loss after tax contributed by NSX to the results of the Group are not material.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. LONG-TERM DEBT
The Group’s debt comprised of the following:

	As of June 30, 2025		As of December 31, 2024
	Principal outstanding balance in currency of debt (in millions)	Outstanding Balance ($ in millions)	Principal outstanding balance in currency of debt (in millions)	Outstanding Balance ($ in millions)
TLA/TLB/RCF Agreement
GBP First Lien Term Loan A due 2028	£1,034	1,418	£1,034	1,295
EUR First Lien Term Loan A due 2028	€380	447	€380	395
USD First Lien Term Loan A due 2028	$166	166	$166	166
USD First Lien Term Loan B due 2030	$3,856	3,857	€3,875	3,876
USD First Lien Term Loan B due 2032	$750	750
Senior Secured Notes
EUR Senior Secured Notes due 2029	€500	594	500	524
USD Senior Secured Notes due 2029	$525	532	525	532
EUR Senior Secured Notes due 2031	€550	648	—	—
USD Senior Secured Notes due 2031**	$1,000	1,006	—	—
GBP Senior Secured Notes due 2031	£450	620	—	—
Total debt principal including accrued interest		10,038		6,788
Less: unamortized debt issuance costs		(86)		(52)
Total debt		9,952		6,736
Less: current portion of long-term debt		(70)		(53)
Total long-term debt		$9,882		$6,683

**Includes net fair value basis adjustment related to receive-fixed, pay variable interest rate swap agreements designated as fair value hedges.

As of June 30, 2025, the contractual principal repayments of the Group’s outstanding borrowings, excluding accrued interest, amount to the following:

($ in millions)
2025	23
2026	47
2027	47
2028	2,077
2029	1,159
Thereafter	6,659
Total	10,013
During the six months ended June 30, 2025, the Group has drawn £170 million ($227 million) (June 30, 2024: $126 million) and repaid £170 million ($232 million) (June 30, 2024: $851 million) under the GBP revolving credit facility. The Group had an undrawn revolving credit commitment of $1.44 billion (£1.05 billion) as of June 30, 2025 (December 31, 2024: $1.32 billion (£1.05 billion)), of which $13 million (December 31, 2024: $13 million) was reserved for issuing guarantees.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
On June 4, 2025, the Group issued senior secured notes through its wholly owned subsidiary, Flutter Treasury DAC (the “Issuer”) as follows (together, the “Notes”):
•$1,000 million USD-denominated 5.875% senior secured notes,
•€550 million EUR-denominated 4.000% senior secured notes, and
•£450 million GBP-denominated 6.125% senior secured notes.

The Notes were issued at par and bear interest payable semi-annually in arrears. The Notes are senior secured obligations of the Issuer and are guaranteed on a senior secured basis by the Group and certain of its subsidiaries (collectively, the “Guarantors”), who are also obligors under the Group’s senior secured credit facilities.

Prior to April 15, 2027, the Group is entitled, at its option, to redeem all or a portion of the Notes at a redemption price equal to 100% of the principal amount of such Notes being redeemed, plus accrued and unpaid interest and additional amounts, if any, to but excluding the date of the redemption, plus a make-whole premium. In addition, prior to April 15, 2027, the Group is entitled to redeem up to 40% of the aggregate principal amount of each series of Notes using the net cash proceeds from certain equity offerings at a price equal to 105.875% of the principal amount of the USD Notes, 104% of the principal amount of the EUR Notes and 106.125% of the principal amount of the GBP Notes being redeemed, plus accrued and unpaid interest and additional amounts, if any, to but excluding the date of the redemption, subject to certain conditions set forth in the Indenture that governs the Notes. Furthermore, at any time prior to April 15, 2027, the Group is entitled, during each twelve month period commencing April 15, 2027, redeem up to 10% of the aggregate principal amount of each series of Notes at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest and additional amounts, if any, to but excluding, the date of redemption. On or after April 15, 2027, the Group may redeem some or all of the Notes at redemption prices as set forth in the Indenture that governs the Notes.

Concurrently, on June 4, 2025, the Group entered into a Third Incremental Assumption Agreement, amending its existing Credit Agreement dated November 24, 2023. This amendment provided for an additional $750 million of Term Loan B borrowings (the “Third Incremental Term B Loans”), which:
•mature on June 4, 2032;
•bear interest, at the Borrower’s option, at either (i) Adjusted Term SOFR + 2.00% (subject to a 0.50% floor) or (ii) ABR + 1.00% (subject to a 1.00% ABR floor); and,
•require quarterly amortization of 0.25% of the original principal amount, with the remaining balance due at maturity.

All other terms of the Third Incremental Term B Loans and the Credit Agreement will remain substantially the same except as otherwise amended by the Third Incremental Assumption Agreement.

The aggregate net proceeds from the issuance of the Notes and the Third Incremental Term B Loans were used to (i) repay in full all outstanding amounts under the Bridge Credit Agreement dated April 29, 2025 (which financed the acquisition of Snai), (ii) fund general corporate purposes, and (iii) pay related transaction costs.

The Group incurred total issuance costs of $37 million in connection with the Notes and Third Incremental Term B Loans. These costs were recorded as a direct deduction from the carrying amount of the related debt and are amortized over the respective terms using the effective interest method.

In connection with the repayment of the Bridge Credit Agreement, the Group recognized a loss on extinguishment of debt of $14 million for the three and six months ended June 30, 2025, which consisted of unamortized debt issuance costs.

As of June 30, 2025, the Group was in compliance with all debt covenants.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. DERIVATIVES
In the normal course of the Group’s business operations, it is exposed to certain risks, including changes in interest rates and foreign currency rates. In order to manage these risks, the Group uses derivative instruments such as cross-currency interest rate swaps, interest rate swaps, foreign exchange forward contracts, options and other instruments with similar characteristics. None of the Group’s derivatives are used for speculative purposes.
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
Cross-currency interest rate swaps
The cross-currency interest rate swaps designated as a hedge of the interest rate and foreign currency risk arising from the USD First Lien Term Loan B effectively convert the variable rate USD First Lien Term Loan B into fixed GBP interest rate Term Loan eliminating interest rate risk and foreign currency risk arising from the remeasurement of the USD First Lien Term Loan B.
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
The following table summarizes the Group's outstanding derivative instruments designated as cash flow hedges:

		As of June 30, 2025		As of December 31, 2024
	Hedged Item	Notional ($ in millions)	Expiration date	Notional ($ in millions)	Expiration date
Cross-currency interest rate swaps	USD Term Loan B	—	—	689	June 30, 2025
Cross-currency interest rate swaps	USD Senior Secured Notes	525	April 15, 2026	525	April 15, 2026
Interest rate swaps	USD Term Loan B	1,205	September 30, 2026	1,949	June 30, 2025 to September 30, 2026

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows.
The following table summarizes the gains (losses) of the Company’s designated cash flow hedges for the three and six months ended June 30, 2025 and 2024:

	Amount of loss recognized in OCI		Location of loss recognized from AOCI into income (loss)	Amount of loss reclassified from AOCI into net income (loss)
	Three Months Ended June 30,
($ in millions)	2025	2024		2025	2024
Cross-currency interest rate swaps	(67)	(9)	Interest expense, net	2	1
			Other (expense) income, net*	66	9
Interest rate swaps	0	(1)	Interest expense, net	(3)	2
Total	(67)	(10)		65	12

	Amount of (loss) gain recognized in OCI		Location of loss (gain) recognized from AOCI into income (loss)	Amount of loss (gain) reclassified from AOCI into net income (loss)
	Six Months Ended June 30,
($ in millions)	2025	2024		2025	2024
Cross-currency interest rate swaps	(108)	9	Interest expense, net	3	2
			Other (expense) income, net*	104	(8)
Interest rate swaps	(3)	4	Interest expense, net	(6)	4
Total	(111)	13		101	(2)
* Included in foreign exchange gain (loss), net, which is a component of other (expense) income, net
The Group expects to reclassify a gain of $5 million from accumulated other comprehensive income (loss) into earnings within the next 12 months.
Fair value hedge
Cross-currency interest rate swaps
Foreign currency risk arising from a portion of the Group's floating rate USD First Lien Term Loan B and USD Senior Notes are managed using receive fixed rate, pay fixed rate or receive variable rate, pay variable rate cross-currency interest rate swaps with the objective of reducing the volatility of foreign currency gains and losses.
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
The Group excludes the cross-currency basis spread in the swap from the hedge effectiveness assessment and recognizes the excluded component into earnings through the periodic interest settlements on the swap. The following table summarizes the Group's outstanding derivative instruments designated as fair value hedges:

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

		As of June 30, 2025		As of December 31, 2024
	Hedged Item	Notional ($ in millions)	Expiration date	Notional ($ in millions)	Expiration date
Cross-currency interest rate swaps	USD Term Loan B	1,980	September 30, 2026 to June 4, 2027	1,425	June 30, 2025
Cross-currency interest rate swaps	USD Senior Secured Notes	1,000	June 4,2027	—	—
The following table summarizes the gains (losses) of the Group’s designated fair value hedges for the three and six months ended June 30, 2025 and 2024 (in millions):

	Amount of (loss) gain recognized in OCI		Location of loss (gain) recognized from AOCI into income (loss)	Amount of loss (gain) reclassified from AOCI into net income (loss)
	Excluded Component			Excluded Component
	Three Months Ended June 30,
	2025	2024		2025	2024
Cross-currency interest rate swaps	(3)	—	Other (expense) income, net*	2	—
Total	(3)	—		2	—

	Amount of (loss) gain recognized in OCI		Location of loss (gain) recognized from AOCI into income (loss)	Amount of loss (gain) reclassified from AOCI into net income (loss)
	Excluded Component			Excluded Component
	Six Months Ended June 30,
	2025	2024		2025	2024
Cross-currency interest rate swaps	(4)	—	Other (expense) income, net*	3	—
Total	(4)	—		3	—
* Included in foreign exchange gain (loss), net, which is a component of other (expense) income, net.
The Group recorded a foreign currency loss of $106 million and $150 million in earnings for the three and six months ended June 30, 2025, respectively, (three and six months ended June 30, 2024: nil) which offset the foreign currency gain from the USD First Lien Term Loan B and USD Senior Secured Notes.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Interest rate swaps
Interest risk arising from changes in three month SOFR arising from the fixed rate senior notes due 2031 are managed using interest rate swaps that effectively convert the fixed rate senior notes into variable rate senior notes . Interest risk is eliminated by exchanging contractual amounts at interest rates determined at contract inception. The following table summarizes the Group's outstanding derivative instruments designated as fair value hedges:
.

		As of June 30, 2025		As of December 31, 2024
	Hedged Item	Notional ($ in millions)	Expiration date	Notional ($ in millions)	Expiration date
Interest rate swaps	USD Senior Secured Notes	500	June 4,2027	—	—
The following table presents amounts recorded in long-term debt in the Condensed Consolidated Statements of Financial Position related to cumulative basis adjustment for fair value hedges ($ in millions):

	As of June 30, 2025		As of December 31, 2024
	Carrying amount	Cumulative basis adjustment included in the carrying amount	Carrying amount	Cumulative basis adjustment included in the carrying amount
Long-term debt	1,006	2	—	—
Net investment hedge
The Group has investments in various subsidiaries with Euro and USD functional currencies. As a result, the Group is exposed to the risk of fluctuations between the Euro and GBP and USD and GBP exchange rates. The Group designated its Euro denominated loans and a portion of its USD Term Loan B and receive fixed rate, pay fixed rate and receive variable rate, pay variable rate cross-currency interest swaps whereby the Group will receive GBP from, and pay Euro to, the counterparties at exchange rates which are determined at contract inception, as a net investment hedge which are intended to mitigate foreign currency exposure related to non-GBP net investments in certain Euro and USD functional subsidiaries.
The following table summarizes the hedging instruments designated in a net investment hedge and were considered highly effective:

	As of June 30, 2025		As of December 31, 2024
	Notional ($ in millions)	Expiration date	Notional ($ in millions)	Expiration date
Euro denominated debt	1,689	July 31, 2028 to June 04, 2031	919	July 31, 2028 to April 29, 2029
USD denominated debt	200	November 30, 2030	—	—
Cross-currency interest rate swaps	2,178	September 30, 2026 to June 30, 2027	830	June 30, 2025 to September 30, 2026

Gains (losses) on derivatives designated as net investment hedges recognized in other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 are summarized below (in millions):

	Gains (losses) recognized in OCI
	Three Months Ended June 30,
	2025	2024
Euro denominated debt	(10)	13
USD denominated debt	12	—
Cross-currency interest rate swaps	(32)	37
Total	(30)	50

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Gains (losses) recognized in OCI
	Six Months Ended June 30,
	2025	2024
Euro denominated debt	(20)	1
USD denominated debt	12	—
Cross-currency interest rate swaps	(36)	28
Total	(44)	29
There were no amounts reclassified out of accumulated other comprehensive income pertaining to the net investment hedge during the three and six months ended June 30, 2025 and 2024 as the Group has not sold or liquidated (or substantially liquidated) its hedged subsidiaries.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the fair value of derivatives as of June 30, 2025 and December 31, 2024:

($ in millions)	Derivative Assets				Derivative Liabilities
	As of June 30, 2025		As of December 31, 2024		As of June 30, 2025		As of December 31, 2024
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	$7	Prepaid expenses and other current assets	$7	Other current liabilities	$(54)	Other current liabilities	$(9)
Cross-currency interest rate swaps	Other non-current assets	—	Other non-current assets	5	Other non-current liabilities	—	Other non-current liabilities	—
Interest rate swaps	Prepaid expenses and other current assets	5	Prepaid expenses and other current assets	9	Other current liabilities	—	Other current liabilities	—
Interest rate swaps	Other non-current assets	—	Other non-current assets	5	Other non-current liabilities	(1)	Other non-current liabilities	—
Total derivatives designated as cash flow hedges		$12		$26		$(55)		$(9)

Derivatives designated as fair value hedges:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$2	Other current liabilities	$(12)	Other current liabilities	$—
Cross-currency interest rate swaps	Other non-current assets	—	Other non-current assets	82	Other non-current liabilities	(59)	Other non-current liabilities	—
Interest rate swaps	Other non-current assets	8	Other non-current assets	—	Other current liabilities	(7)
Total derivatives not designated as hedging instruments		$8		$84		$(78)		$—

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	$41	Prepaid expenses and other current assets	$23	Other current liabilities	$—	Other non-current liabilities	$—

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cross-currency interest rate swaps	Other non-current assets	$—	Other non-current assets	$—	Other non-current liabilities	$(79)	Other non-current liabilities	$(5)
Total derivatives designated as hedging instruments		$41		$23		$(79)		$(5)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Other current liabilities	—	Other current liabilities	(1)
Total derivatives not designated as hedging instruments		$—		$—		$—		$(1)
Total derivatives		$61		$133		$(212)		$(15)

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. SHARE-BASED COMPENSATION
On June 5, 2025, the Company’s shareholders approved the Company’s Amended and Restated 2024 Omnibus Equity Incentive Plan (the “Amended Omnibus Plan”), the Company’s 2025 Employee Share Purchase Plan (the “2025 ESPP”) and the Company’s Sharesave Scheme, as amended and restated (the “Amended Sharesave Scheme”):
•The Amended Omnibus Plan increases the aggregate number of ordinary shares (“Shares”) that can be issued under the Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan (the “Original Omnibus Plan”) from 1,770,000 to 8,520,000.
•The 2025 Employee Share Purchase Plan (“2025 ESPP”) consists of two components: a component intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended (“the Code”) so that awards granted to U.S. taxpayers are treated as tax-qualified awards under the Code, and a component that is not intended to qualify. The maximum aggregate number of Shares that may be issued pursuant to the 2025 ESPP is equal to 3,000,000 Shares. No 2025 ESPP awards have been granted during 2025.
•The Amended Sharesave Scheme remains substantively the same as the Flutter Entertainment plc Sharesave Scheme, except for the following changes: reduction in the maximum level of discount represented by the option exercise price against the market value of shares (from twenty-five percent (25%) to twenty percent (20%)), and replacement of the U.K.- style dilution limit with a fixed number of 3,000,000 Shares being available under the plan (including any sub-plans). No Sharesave Scheme options have been granted during 2025.
During the three and six months ended June 30, 2025, the Group granted:
•71,063 awards (six months ended June 30, 2025: 924,622) under the 2024 Incentive Plan. Of the awards granted, 29,664 awards (six months ended June 30, 2025: 264,582) have a market condition based on the Total Shareholder Return (TSR) relative to the TSR performance of the S&P 500 equity index. The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 39.00% and the weighted-average share price of the Group at the date of grant of the award of $229.07. The weighted-average fair value of the awards at the grant date was $295.51. The remaining 41,399 (six months ended June 30, 2025: 660,040) options had a weighted average grant date fair value of $257.58 based on the quoted trading price of the Group’s share on the date of the grant.
•No restricted awards (six months ended June 30, 2025: 45,941) under the Flutter Entertainment plc 2023 Long Term Incentive Plan. The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 41.27% and the share price of the Group at the date of grant of the award of $227.50. The weighted-average fair value of the awards at the grant date was $179.72.
During the three and six months ended June 30, 2024, the Group granted:
•52,902 options under the Flutter Entertainment plc 2015 Deferred Share Incentive Plan at the weighted average grant date fair value of $207.70 and 7,466 options under the Flutter Entertainment plc 2022 Supplementary Restricted Share Plan at the weighted average grant date fair value of $200.14. The fair value of the options granted was based on the quoted trading price of the Group’s share on the date of the grant.
•A further 792,246 options were also granted under the Flutter Entertainment plc 2016 Restricted Share Plan. Of the options awarded under the Flutter Entertainment plc 2016 Restricted Share Plan, 197,519 options have a market condition based on the Total Shareholder Return (TSR) relative to the TSR performance of the S&P 500 equity index. The market condition was directly factored into the fair value based measure of the award at the grant date. The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 35.58% and the weighted-average share price of the Group at the date of grant of the award of $196.70. The weighted-average fair value of the awards at the grant date was $73.98. The remaining 594,727 options had a weighted-average grant date fair value of $194.08 based on the quoted trading price of the Group’s share on the date of the grant.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
•A further 45,733 share options with a nominal exercise price under the 2023 Long Term Incentive Plan. The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 39.94% and the share price of the Group at the date of the grant of the award of $180.70. The weighted-average fair value of the awards at grant date was $62.14.
As of June 30, 2025, 4,142,799 (June 30, 2024: 3,963,314) restricted awards and options were outstanding across all employee share schemes.
During the three and six months ended June 30, 2025, liability-classified awards settled amounting to $29 million were settled by the issue of ordinary shares of equivalent value.
Total compensation cost arising from employee share schemes for the three and six months ended June 30, 2025 and June 30, 2024 was $72 million and $129 million, and $59 million, and $100 million, respectively, in the unaudited condensed consolidated statements of comprehensive income (loss).
16. FAIR VALUE MEASUREMENTS
The Group’s consolidated financial instruments including cash and cash equivalents, player deposits, accounts receivable, other current assets, accounts payable, player deposit liability, and other current liabilities are carried at historical cost. As of June 30, 2025 and December 31, 2024, the carrying amounts of these financial instruments approximated their fair values because of their short-term nature.
The carrying amount of long-term debt outstanding under the Credit Agreement approximate their fair values, as interest rates on these borrowings approximate current market rates. The fair value of the USD Senior Secured Notes, Euro Senior Secured Notes, and GBP Senior Secured Notes was $1,550 million, $1,258 million and $622 million respectively, as of June 30, 2025 (December 31, 2024: $533 million, $540 million and nil, respectively). The fair values are based on quoted market prices.
The following tables set forth the fair value of the Group’s financial assets, financial liabilities and redeemable non-controlling interests measured at fair value based on the three-tier fair value hierarchy:

	As of June 30, 2025
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – Investments	$26	$4	$—	$30
Equity securities - Investments	—	—	7	7
Derivative financial assets	—	61	—	61
Total	26	65	7	98
Financial liabilities measured at fair value:
Derivative financial liabilities	—	212	—	212
Fox Option liability	—	—	750	750
Total	—	212	750	962
Redeemable non-controlling interests at fair value	$—	$—	$2,016	$2,016

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of December 31, 2024
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – Investments	$128	$2	$—	$130
Equity securities	—	—	6	6
Derivative financial assets	—	133	—	133
Total	128	135	6	269
Financial liabilities measured at fair value:
Derivative financial liabilities	—	15	—	15
Fox Option Liability	—	—	810	810
Contingent consideration	—	—	18	18
Total	—	15	828	843
Redeemable non-controlling interests at fair value	$—	$—	$1,567	$1,567
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
As of June 30, 2025, the Group assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Group determined that its valuations of its derivatives in their entirety are classified in Level 2 of the fair value hierarchy.
Valuation of Level 3 financial instruments
Equity securities
The Group determined the fair value of investments in equity securities that do not have a readily available market value amounting to $7 million as of June 30, 2025 (December 31, 2024: $6 million) using the Market Comparable Companies Approach based on EBITDA multiple. The movement in the fair value of equity securities for each of the three and six months ended June 30, 2025 and 2024 was immaterial.
Non-derivative financial instruments
Fox Option liability
The fair value of the Fox Option liability amounts to $750 million as of June 30, 2025 and $810 million as of December 31, 2024 which was determined using an option pricing model. As of June 30, 2025 and December 31, 2024, the option exercise price was $4.6 billion and $4.5 billion, respectively. The significant unobservable inputs were the enterprise value of FanDuel, the discount for lack of marketability (“DLOM”), the discount for lack of control (“DLOC”), implied volatility and probability of Fox getting licensed.
The enterprise value of FanDuel was determined using an equal weight to the value indications of the discounted cash flow analysis and the guideline public company analysis. The discount rate used in the discounted cash flow analysis was 18.5% and 20% as of each of June 30, 2025 and December 31, 2024, respectively.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Additionally, management applied a combined 32.5% discount for lack of marketability and lack of control as of each of June 30, 2025, and December 31, 2024. A range of DLOMs obtained using various securities-based approaches was 12.5% to 19.8%. DLOC was estimated at 18.4% using implied discounts in previous observable transactions involving FanDuel’s equity ownership and data based on Mergerstat studies as of each of June 30, 2025 and December 31, 2024.
Management selected a discount rate of 32.5%, which is on the higher end of the second quartile based on the ranges considered by management.
The volatility was 34.5% as of each of June 30, 2025 and December 31, 2024, which was within the range of selected comparable companies. In developing the fair value measurement, the probability of a market participant submitting to and obtaining a license was estimated at 75.0% as of each of June 30, 2025 and December 31, 2024.
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
The terms of symmetrical call and put options agreed between the Group and NSX shareholders require exercise price to be calculated at fair market value without giving effect to DLOM and DLOC. The enterprise value was determined using a discounted cash flow analysis. The Group based discount rates on the Weighted Average Cost of Capital (“WACC”). The WACC combines the required return on equity based on a Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, and small company premium with the cost of debt, based on BB+ yield curve, adjusted using income tax factor. The beta, cost of debt and ratio of weighted cost of capital was determined based on guideline public company analysis. The median of beta, cost of debt and ratio of equity to debt was 0.92, 6.8% and 87:13 respectively. The arithmetic average of beta, cost of debt and ratio of equity to debt was 0.94, 7.0% and 73:27. The calculation resulted in a WACC of 17%. The long-term growth rate used in determining the terminal value was 2.6%
Changes in WACC and long-term growth rate, each in isolation, may change the fair value of NSX redeemable non-controlling interest. An increase in WACC would result in a decrease in fair value and an increase in long-term growth rate would result in an increase in fair value. In addition, changes in the market environment and other events that may occur over the life of the symmetrical call and put options may cause the fair value of the NSX redeemable non-controlling interest to be different from the fair value reflected in these unaudited condensed consolidated financial statements.

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
The contingent consideration was settled during the six months ended June 30, 2025 and therefore as of June 30, 2025, there was no contingent consideration outstanding.
Movements in the three months period in respect of Level 3 financial instruments carried at fair value
The movements in respect of the financial assets and liabilities carried at fair value are as follows:

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of March 31, 2025	$—	$6	$(630)	$(624)	$(1,448)
Total gains or losses for the period:
Included in earnings	—	—	(81)	(81)	—
Included in other comprehensive income (loss)	—	1	(39)	(38)	—
Attribution of net income and other comprehensive income:
Net income attributable to redeemable non-controlling interest	—	—	—	—	(2)
Other comprehensive gain attributable to redeemable non-controlling interest	—	—	—	—	(10)
Acquisitions and settlements:
Acquisition of redeemable non-controlling interest	—	—	—	—	(256)
Settlements	—	—	—	—	—
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(300)
Balance as of June 30, 2025	—	7	(750)	(743)	(2,016)
Change in unrealized gains or losses for the period included in earnings	—	—	(81)	(81)	—
Change in unrealized gains or losses for the period included in other comprehensive income (loss)	$—	$1	$(39)	$(38)	$—

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of December 31, 2024	$(18)	$6	$(810)	$(822)	$(1,567)
Total gains or losses for the period:
Included in earnings	—	—	124	124	—
Included in other comprehensive income (loss)	2	1	(64)	(61)	—
Attribution of net income and other comprehensive income:
Net income attributable to redeemable non-controlling interest	—	—	—	—	(5)
Other comprehensive gain attributable to redeemable non-controlling interest	—	—	—	—	(10)
Acquisitions and settlements:
Acquisition of redeemable non-controlling interest	—	—	—	—	(256)
Settlements	16	—	—	16	—
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(178)
Balance as of June 30, 2025	—	7	(750)	(743)	(2,016)
Change in unrealized gains or losses for the period included in earnings	—	—	124	124	—
Change in unrealized gains or losses for the period included in other comprehensive income (loss)	$2	$1	$(64)	$(61)	$—

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of March 31, 2024	$(19)	$7	$(580)	$(592)	$(1,304)
Total gains or losses for the period:
Included in earnings	3	—	91	94	—
Included in other comprehensive income	—	—	(1)	(1)	—
Attribution of net loss and other comprehensive income:
Net income attributable to redeemable non-controlling interest	—	—	—	—	(7)
Other comprehensive gain attributable to redeemable non-controlling interest	—	—	—	—	—
Acquisitions and settlements:
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	63
Balance as of June 30, 2024	(16)	7	(490)	(499)	(1,248)
Change in unrealized gains or losses for the period included in earnings	3	—	91	94	—
Change in unrealized gains or losses for the period included in other comprehensive income (loss)	$—	$—	$(1)	$(1)	$—

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of December 31, 2023	$(20)	$9	$(400)	$(411)	$(1,100)
Total gains or losses for the period:	—	—	—		—
Included in earnings	3	(2)	(93)	(92)	—
Included in other comprehensive income	1	—	3	4	—
Attribution of net loss and other comprehensive income:	—	—	—		—
Net income attributable to redeemable non-controlling interest	—	—	—	—	(6)
Other comprehensive loss attributable to redeemable non-controlling interest	—	—	—	—	11
Acquisitions and settlements:	—	—	—		—
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(153)
Balance as of June 30, 2024	(16)	7	(490)	(499)	(1,248)
Change in unrealized gains or losses for the period included in earnings	3	(2)	(93)	(92)	—
Change in unrealized gains or losses for the period included in other comprehensive income (loss)	$1	$—	$3	$4	$—
17. COMMITMENTS AND CONTINGENCIES
Guarantees
The Group has uncommitted working capital overdraft facilities as of June 30, 2025 of $23 million (December 31, 2024: $20 million) with Allied Irish Banks p.l.c. These facilities are secured by a Letter of Guarantee from Flutter Entertainment plc.
The Group has bank guarantees: (i) in favor of certain gaming regulatory authorities to guarantee the payment of player funds, player prizes, and certain taxes and fees due by a number of Group companies; and (ii) in respect of certain third-party rental and other property commitments, merchant facilities and third-party letter of credit facilities. The bank guarantees have various expected terms up to December 31, 2029; 18 of the bank guarantees are indefinite lived. The maximum amount of the guarantees as of June 30, 2025 was $414 million (December 31, 2024: $304 million). No claims had been made against the guarantees as of June 30, 2025 (December 31, 2024: $Nil). The guarantees are secured by counter indemnities from Flutter Entertainment plc and certain of its subsidiary companies. The value of cash deposits over which the guaranteeing banks hold security was $50 million as of June 30, 2025 (December 31, 2024: $62 million).

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other purchase obligations
The Group is a party to several non-cancelable contracts with vendors where the Group is obligated to make future minimum payments under the terms of these contracts as follows:

($ in millions)	Year Ending December 31,
From June 30, 2025 to December 31, 2025	$1,040
2026	1,713
2027	1,510
2028	578
2029	128
Thereafter	493
$5,462
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
As of June 30, 2025, the Group has recorded an amount of €17 million ($20 million) within loss contingencies forming part of other current liabilities. It is reasonably possible that the actual losses could be in excess of the Group’s accrual. The Group is unable to estimate a reasonably possible loss or range of loss in excess of its accrual due to the complexities and uncertainty around the judicial process.
In addition, there are further claims made against the Group amounting to €45 million ($53 million) as of June 30, 2025, the settlement of which is predicated on the merits of the case and whether the enforcement proceedings are successful in laying claim over the Group’s Maltese assets for settlement of these claims. The Group, based on advice from its legal counsel, believes such cross-border enforcement of judgements is in contravention to Maltese public policy and Regulation (EU) 1215/2012 and has not accrued any liability for these claims. The Group has filed countersuits before the Maltese Civil Court for setting aside these claims. The defendants have also filed garnishee orders with the Maltese Civil Court to attach the Group’s Maltese assets, some of which have already been declined by the Maltese Civil Court. Should the Maltese Courts decide in favor of the Group, there would be grounds for dismissal of all pending player claims instituted against the Group.
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

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. SUBSEQUENT EVENTS
On July 10, 2025, the Group entered into an agreement with Boyd Gaming Corporation to acquire the redeemable non-controlling of 5% held by Boyd Interactive Holdings L.L.C. (“Boyd”) in FanDuel Group Parent LLC (“FanDuel”) and terminate certain existing market access and retail agreements for an aggregate consideration of $1.76 billion, subject to certain adjustments (the “Boyd Transaction”). The Group also entered into new collaboration and market access agreements with Boyd. The acquisition brings the Group’s holding in FanDuel to 100%. The transaction closed on July 31, 2025.
On July 10, 2025, the Company and certain of its subsidiaries entered into a definitive bridge credit agreement (the “Bridge Credit Agreement”) with certain banks to obtain binding commitments in respect of a senior secured first lien term loan comprising an aggregate principal of $1.75 billion (the “Facility”). The Group drew down the Facility on July 30, 2025 to fund the Boyd Transaction. The Facility bears interest at a per annum rate equal to Term SOFR plus an applicable margin equal to 1.25%, which shall be subject to certain step-ups over the term of the Facility. The other terms of the Bridge Credit Agreement are substantially similar to the terms of the Term Loan A, Term Loan B and Revolving Credit Facility Agreement dated as of November 24, 2023 (and as amended from time to time).
On July 10, 2025, the Company and certain of its subsidiaries entered into a Commitment Letter (the “Commitment Letter”) with certain banks for an incremental commitment of $50 million, which when implemented shall increase the size of the Revolving Credit Facility to £1.1 billion.
On July 18, 2025, the Group exercised the second tranche of the Junglee Options for a cash payment of $67 million. This acquisition brings the Group’s holding in Junglee Games Inc. to 100% and economic interest in Junglee Games India Private Limited to 95%.
On July 24, 2025, the Group announced the pricing of an offering (the “Offering”) of $625 million aggregate principal amount of 5.875% senior secured notes due 2031 issued at par, €300 million aggregate principal amount of 4.000% senior secured notes due 2031 issued at par, and £250 million aggregate principal amount of 6.125% senior secured notes due 2031 issued at 100.125% (collectively, the “Notes”) by its subsidiary Flutter Treasury DAC (the “Issuer”). The Notes will constitute a further issuance of the Issuer’s 5.875% senior secured notes due 2031, 4.000% senior secured notes due 2031 and 6.125% senior secured notes due 2031 that were each issued on June 4, 2025. The Offering is subject to customary closing conditions, and settlement is expected to occur on August 7, 2025.
On July 24, 2025, the Group also announced that it has priced at 99.75, an incremental issuance of $500 million under its U.S. dollar-denominated term loan B facility due 2023 (the “Fourth Incremental TLB Facility”). The proceeds from the Offering and the Fourth Incremental TLB Facility are to be utilized to repay the Facility.
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
We operate a divisional management and operating structure across our geographic markets. Our segments have an empowered management team responsible for maintaining the momentum and growth in their respective geographic markets. Effective from the first quarter of fiscal 2025, the Company updated its internal reporting, including the information provided to the chief operating decision maker to assess segment performance and allocate resources, and, as a result, updated its reportable segments for the three and six months ended June 30, 2025.
The Company reports its consolidated financial statements based on two reportable segments:
•U.S.; and
•International (which includes what was formerly our UKI, International and Australia segments),
Segment results for the three and six months ended June 30, 2024, have been revised to reflect the change in reportable segments.
Non-GAAP Measures
We report our financial results in this quarterly report in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP” or “GAAP”); however, management believes that certain non-GAAP financial measures provide investors with useful information to supplement our financial operating performance in accordance with U.S. GAAP. We believe Adjusted EBITDA and Adjusted EBITDA Margin, both on a Group-wide basis, provide visibility to the performance of our business by excluding the impact of certain income or gains and expenses or losses. Additionally, we believe these metrics are widely used by investors, securities analysts, ratings agencies and others in our industry in evaluating performance.
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

Acquisitions
On April 30, 2025, we completed the acquisition of 100% of the outstanding shares of Pluto (Italia) S.p.A, the holding company that owns Snaitech S.p.A (“Snai”), one of Italy’s leading omni-channel operators in the sports betting and iGaming market, for consideration of approximately $2.6 billion (€2.3 billion). Snai is included in the International segment from the date of acquisition.
On May 14, 2025, we completed the acquisition of a 56% interest in NSX Group (“NSX”), a leading Brazilian operator of the Betnacional brand for a total consideration of BRL 3,819 million ($678 million) comprising of a provisional cash consideration of approximately BRL 1,981 million ($352 million) and non-cash consideration of BRL 1,910 million ($326 million), with a redemption mechanism in the form of call and put options which allows us to acquire the remaining interest in year five and year ten following the completion date. NSX is included in the International segment from the date of acquisition.
We believe that both acquisitions fully align with our strategy to invest in leadership positions in international markets and will expand our reach in the attractive markets of Brazil and Italy.
On July 10, 2025, the Group entered into an agreement with Boyd Gaming Corporation to acquire the redeemable non-controlling of 5% held by Boyd Interactive Holdings L.L.C. (“Boyd”) in FanDuel Group Parent LLC (“FanDuel”) and terminate certain existing market access and retail agreements for an aggregate consideration of $1.76 billion, subject to certain adjustments (the “Boyd Transaction”). The Group also entered into new collaboration and market access agreements. The acquisition brings the Group’s holding in FanDuel to 100%. The transaction closed on July 31, 2025.
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
U.S.
Our U.S. segment is the largest growth opportunity for the Group. Since 2018 when the key gambling legislation was overturned by the U.S. Supreme Court, a number of states have moved to legalize and regulate gambling at the state level. As of June 30, 2025, FanDuel is active in 22 states, the District of Columbia and Puerto Rico, all of which have legalized and regulated online sports betting and five states that have legalized and regulated iGaming.
We are also closely monitoring the developments around the events contracts markets including among other things actions by state regulators, the U.S. Commodities Futures Trade Commission and the potential direct and indirect opportunities for FanDuel to explore. We already operate a substantially large betting exchange, the Betfair Exchange, and we have significant experience in this space.
In recent months, we have seen several U.S. states enact gaming tax increases.
•On June 1, 2025, the state of Maryland increased its tax rate on online sports betting from 15% to 20%;
•On July 1, 2025, the state of Illinois introduced a betting transaction fee for licensed operators on all sports wagers placed within the state. In response, from September 1, 2025, FanDuel will introduce a new $0.50 transaction fee on each bet placed on our platform in Illinois. This decision reflects the significant increase in the cost of operating in Illinois driven by the new Illinois transaction fee. The introduction of this fee by the state follows a substantial increase in the betting tax rate in Illinois in 2024;
•From July 1 2025, New Jersey increased their gaming tax rates on both sports betting (from 13.5% to 19.75%) and gaming (from 15% to 19.75%);
•From August 1 2025, the state of Louisiana will increase its tax rate on online sports betting from 15% to 21.5%.

The estimated impact from Illinois transaction fee for the fiscal 2025 is $5 million net, with a gross impact of $35 million mitigated by $30 million in other revenue from the proposed transaction fee. The estimated impact from the New Jersey and Louisiana tax increases for the fiscal 2025 is $35 million net, with a gross impact of $45 million and approximately 20% mitigation through locally optimized promotional and marketing spend. Maryland is estimated to have an impact of $10 million before any mitigation. We expect to mitigate a similar portion of this impact through locally optimized promotional and marketing spend.
International
Our International segment operates in around 100 different countries in both locally regulated and locally unregulated markets with select markets discussed below.
UK and Ireland
While more mature and developed than many other European markets, the United Kingdom and Ireland online gaming and betting markets have continued to exhibit growth despite the introduction of safer gambling initiatives by operators in those markets and regulatory changes in Great Britain.
In October 2024, the Irish government enacted the Irish Gambling Act, which introduced major reform and consolidation of gambling laws in Ireland, including the creation of a Gambling Regulatory Authority of Ireland (“GRAI”), which will have broad powers to publish further guidance and codes of conduct. While the legislation has been enacted, it is yet to be formally commenced. The new licensing framework is expected to be commenced on a phased basis, with the issuing of licenses by the GRAI expected to take place in 2026.
In addition, the UK government’s ongoing review of the UK Gambling Act may result in more onerous regulation of the betting and gaming industry in Great Britain, part of our second-largest market, which could have a material adverse effect on our business, financial condition and results of operations. The UK Gambling Commission recently published the outcome of its socially responsible incentives consultation, which limits wagering restrictions to ten times and prohibits mixed product promotions from January 2026.
Italy
Italy is the largest regulated gambling market in the European Union. In recent years, the regulatory framework in Italy has tightened with a ban on online advertising issued in 2019. In August 2023, the Italian government approved the terms of a new legislative decree to reorganize the entire gambling sector with the primary objective of improving player protection, combating illegal gambling and increasing tax revenues through a new licensing framework. The first operational step was the approval of a decree in March 2024 to initiate the reorganization of the online sector through the issuing in December 2024 of a call for tenders for new online gaming licenses. The bids for new online gaming licenses were submitted on May 30, 2025. These licenses are valid for nine years and cover all games that are not subject to exclusive licenses, such as online scratch cards. On July 1, 2025, Italy’s Agenzia delle dogane e dei Monopoli (“ADM”) confirmed that 46 applications have been approved for new online gaming licenses in the country. Flutter is awaiting official confirmation of the assignment of the five licenses for all the brands we operate in Italy (confirmation expected by the end of September 2025).
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

Brazil
On January 1, 2025, Brazil launched its regulated market for online sports betting and casino. We received a provisional license from the Ministry of Finance, Brazil on December 31, 2024 and launched Betfair in Brazil on January 1, 2025. On February 7, 2025, we received a full license from the Ministry of Finance, Brazil. On May 14, 2025, Flutter completed its acquisition of a 56% interest in NSX operator of the Betnacional brand in Brazil. On May 29, 2025, Brazil’s Senate approved a bill implementing new rules to ban betting advertising during live sports broadcasts and prohibit the use of celebrities, influencers, and active athletes in gambling promotions. The bill will now be deliberated in the Chamber of Deputies. In June 2025, Brazil’s government published a provisional measure that if approved in Congress would raise the gross gaming revenue tax rate from 12% to 18%.
Other
Among the other international markets in which we operate, Turkey, Georgia, Spain, Serbia and India are our five largest markets after UKI, Italy and Australia.
Operating Results
Operational and Financial Metrics for the Group
Three months ended June 30, 2025 compared to three months ended June 30, 2024:
The following table presents our AMPs for the Group, by total Group and by product category for the interim periods indicated:

	Three months ended June 30,
AMPs (Amounts in thousands)	2025	2024
Total Group AMPs [1]	15,978	14,344
Group AMPs by Product Category [1]
Sportsbook	8,593	8,312
iGaming	8,007	6,487
Other	2,292	2,135
1.In circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the Group level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the Group level. AMPs presented above reflect a level of duplication that arises from individuals who use multiple brands or product offerings. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents a summary of our financial results for the periods indicated and is derived from our condensed consolidated financial statements for the interim periods indicated:

	Three months ended June 30,
(Amounts in $ millions, except percentages)	2025	2024
Revenue	$4,187	$3,611
Cost of Sales	(2,228)	(1,835)
Gross profit	$1,959	$1,776
Technology, research and development expenses	(256)	(216)
Sales and marketing expenses	(789)	(746)
General and administrative expenses	(525)	(445)
Operating profit	$389	$369
Other (expense) income, net	(74)	89
Interest expense, net	(110)	(108)
Income before income taxes	$205	$350
Income tax expense	(168)	(53)
Net income	$37	$297
Net income margin [1]	0.9%	8.2%
Adjusted EBITDA [2]	$919	$738
Adjusted EBITDA margin [2]	21.9%	20.4%
1.Net income margin is net income divided by revenue.
2.Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. See “—Supplemental Disclosure of Non-GAAP Measures” for additional information about these measures and reconciliations to the most directly comparable financial measures calculated in accordance with U.S. GAAP.
Our revenue increased by 16%, to $4,187 million for the three months ended June 30, 2025, from $3,611 million for the three months ended June 30, 2024 and our AMPs increased 11% period over period to 16 million. The key driver of Group revenue growth was continued strong growth of our U.S. segment, with revenue increasing by 17% period over period, due to scaling of our U.S. business and strong growth in existing states (pre-2024 states). Revenue in our International segment increased by 15% period over period, primarily driven by (i) the acquisitions of Snai and NSX, which were consolidated for the first time during the second quarter of 2025 and contributed an 11% increase in revenue, and (ii) strong momentum in iGaming within our other brands with revenue increasing 14% period over period, partially offset by a decrease in sportsbook revenue in other brands of 5% driven by the prior period containing the European Football Championships (“Euros”) which accounted for 6% of stakes in the prior period.
Cost of sales increased by 21%, to $2,228 million for the three months ended June 30, 2025, from $1,835 million for the three months ended June 30, 2024. Cost of sales as a percentage of revenue increased period over period to 53% for the three months ended June 30, 2025 from 51% for the three months ended June 30, 2024. In our U.S. segment, cost of sales as a percentage of revenue decreased period over period by 90 basis points, from 54.9% for the three months ended June 30, 2024 to 54.0% for the three months ended June 30, 2025 primarily driven by (i) the benefit of a 50 basis points due to improvement in payment processing costs initiatives deployed in the second half of fiscal year 2024 and other cost initiatives which were partially offset by an increase in taxes in Illinois and (ii) the benefit of 40 basis points due to the impact of more favorable sports results in the current period when compared with the prior period which typically give rise to a lower cost of sales. Cost of sales as a percentage of revenue increased in our International segment by 320 basis points with the acquisition of Snai and NSX contributing 170 basis points of the period over period increase. The remaining 150 basis points of the increase was primarily driven by (i) a continued shift in revenue mix in favor of iGaming which incurs higher third-party costs than sportsbook and (ii) an increase in taxes in Central and Eastern Europe (CEE) and Betfair Brazil.

Technology, research and development expenses increased by 19%, to $256 million for the three months ended June 30, 2025 from $216 million for the three months ended June 30, 2024 primarily driven by (i) $13 million increase in our US segment primarily due to scaling of data storage and processing costs, (ii) $7 million of integration related expense primarily driven by the large-scale migration of Sky Betting & Gaming customers onto our shared UKI platform and migration of Pokerstars Italy to our Southern Europe and Africa (SEA) platform in the current period compared to other smaller migrations and integrations in the prior period and (iii) $5 million due to the consolidation of Snai and NSX.
Sales and marketing expenses increased by 6% to $789 million for the three months ended June 30, 2025, from $746 million for the three months ended June 30, 2024. Sales and marketing expenses as a percentage of revenue was 19% for the three months ended June 30, 2025, a decrease of 200 basis points from 21% for the three months ended June 30, 2024. In our US segment, sales and marketing expenses decreased by 13% period over period driven by heightened investment in the North Carolina launch in the prior year and a greater proportion of total marketing expenditure for fiscal year 2025 now expected to be incurred during the second half of fiscal year 2025 compared to the prior period. As a percentage of revenue, sales and marketing expenses decreased by 440 basis points period over period due to sustained operating leverage. In our International segment, sales and marketing expenses increased by $18 million or 5% with the acquisitions of Snai and NSX contributing to $37 million or 10% of the increase. As a percentage of revenue, sales and marketing expenses decreased by 150 basis points to 15.7% for the three months ended June 30, 2025 due to Euros related marketing expenses in the prior period which was offset by increased investment in Italy to support conversion of our retail customer base to online, and our growth plans in Turkey and Brazil in the current period. The decreases in our segment sales and marketing expenses as a percentage of revenue was offset by an increase of 90 basis points due to acceleration of amortization resulting from a change in estimated useful lives of acquired customer intangibles and amortization of acquired intangible assets from the Snai and NSX acquisitions.

General and administrative expenses increased by 18%, to $525 million for the three months ended June 30, 2025, from $445 million for the three months ended June 30, 2024. The increase was primarily as a result of (i) increased transaction fees and integration costs of $46 million which was primarily driven by (a) business process re-engineering cost and cost associated to our anticipated migration to a new enterprise resource planning system and (b) the acquisitions of Snai and NSX, (ii) an increase of $13 million due to the consolidation of Snai and NSX, (iii) increased share based compensation expense of $8 million due to an increase in stock price, timing of grants and number of grants awarded period over period and (iv) an increase in labor cost other than share based payments due to greater investment in the Group’s workforce.
Operating profit increased by $20 million to $389 million for the three months ended June 30, 2025, from $369 million for the three months ended June 30, 2024, as a result of the factors above.
Other (expense) income, net decreased by $163 million, to a $74 million expense for the three months ended June 30, 2025, from a $89 million income for the three months ended June 30, 2024. This decrease was primarily driven by the movement in the fair value (loss) gain on the Fox Option liability of $172 million to a loss of $81 million for the three months ended June 30, 2025 from a gain of $91 million for the three months ended June 30, 2024, partially offset by the impact of foreign exchange gain (loss) which was a gain of $25 million for the three months ended June 30, 2025 compared to a loss of $8 million for the three months ended June 30, 2024.
Interest expense, net increased by $2 million, to $110 million for the three months ended June 30, 2025, from $108 million for the three months ended June 30, 2024, primarily due to a $22 million increase in interest expense arising from the Bridge Credit Agreement dated April 29, 2025, the Senior Secured Notes due 2032 and the USD First Lien Term Loan B due 2032 which were both issued on June 4, 2025 offset primarily by a $21 million decrease in Term Loan and Revolving Credit Facility interest expense as a result of falling interest rates, a reduced margin on the Term Loan B resulting from a repricing and lower average drawings on the Revolving Credit Facility.
Income tax expense increased by $115 million, to a $168 million income tax expense for the three months ended June 30, 2025, from a $53 million income tax expense for the three months ended June 30, 2024. The movement is primarily due to (i) the $50 million tax benefit in fiscal year 2024 related to utilization of U.S. federal deferred tax assets, (ii) $28 million of income tax expense resulting from the reorganization of our Betfair Brazil business in fiscal year 2025, and (iii) the income tax impact of loss-making jurisdictions, for which no benefit can be recognized, and return-to-provision adjustments.
Net income decreased by $260 million to $37 million for the three months ended June 30, 2025, from $297 million for the three months ended June 30, 2024 and net income margin decreased to 0.9% from 8.2% for the three months ended June 30, 2024, as a result of the factors above.

Adjusted EBITDA increased by 25%, to $919 million for the three months ended June 30, 2025, from $738 million for the three months ended June 30, 2024. Adjusted EBITDA margin increased by 150 basis points from 20.4% to 21.9% reflecting the revenue performance and expenses trends outlined above.
Operational and Financial Metrics by Segment
U.S.
The following table presents a summary of our operational metrics for the U.S. segment for the interim periods indicated.

	Three months ended June 30,
AMPs (Amounts in thousands)	2025	2024
Total U.S. AMPs [1]	3,519	3,466
U.S. AMPs by Product Category [1]
Sportsbook	2,699	2,806
iGaming	907	689
Other	584	584
Stakes (amounts in $ millions)	$11,699	$10,976
Sportsbook net revenue margin	10.4%	10.0%
1.Total U.S. AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the U.S. segment level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the U.S. segment level. AMPs presented above reflect a level of duplication that arises from individuals who use multiple brands or product offerings. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA margin for the U.S. segment for the interim periods indicated.

	Three months ended June 30,
(Amounts in $ millions, except percentages)	2025	2024
U.S.
Sportsbook	$1,219	$1,099
iGaming	507	357
Other	65	71
Total U.S. revenue	$1,791	$1,527
Adjusted EBITDA	$400	$260
Adjusted EBITDA margin	22.3%	17.0%

Total revenue for our U.S. segment increased by 17% to $1,791 million for the three months ended June 30, 2025, from $1,527 million for the three months ended June 30, 2024. AMPs grew by 2% period over period as we lapped the benefit of the North Carolina launch in March during the prior period. Pre-2024 states AMPs increased by 5% and pre-2022 states AMPs increased by 7%.
Sportsbook revenue increased by 11%, driven by increased stakes of 7% to $11,699 million and an improvement in net revenue margin. The increase in stakes was driven by an increase in player frequency with live-betting representing over half the stakes in the second quarter of 2025.
Sportsbook net revenue margin increased by 40 basis points to 10.4% for the three months ended June 30, 2025 compared to 10.0% for the three months ended June 30, 2024. This reflected structural revenue margin expansion of 70 basis points to 13.6% driven by our market leading pricing and risk capabilities and delivering continued increased penetration of parlay bets. The increase in structural revenue margin was partially offset by less favorable sports results of 30 basis points period over period (three months ended June 30, 2025: 80 basis points favorable, three months ended June 30, 2024: 110 basis points favorable).

iGaming revenue for the three months ended June 30, 2025 increased by 42% driven by an increase in AMPs of 32% period over period to 0.9 million for the three months ended June 30, 2025 compared to 0.7 million for the three months ended June 30, 2024 and an increase in player frequency driven by the launch of site-wide jackpots and the roll out of new titles to the platform.
Other revenue for the three months ended June 30, 2025 decreased by 8% period over period mainly due to a decline in DFS where a portion of our DFS player base has migrated some or all of their play to our sportsbook product.
Adjusted EBITDA for the U.S. was $400 million for the three months ended June 30, 2025, a $140 million increase compared to $260 million for the three months ended June 30, 2024. Adjusted EBITDA margin increased to 22.3% for the three months ended June 30, 2025 from 17.0% for the three months ended June 30, 2024. The improvements in Adjusted EBITDA margin were driven by (i) an increase in revenue of $264 million as a result of the factors above, (ii) a reduction in cost of sales as a percentage of revenue of 90 basis points from 54.9% for the three months ended June 30, 2024 to 54.0% for the three months ended June 30, 2025, primarily driven by (a) the benefit of 50 basis points due to improvement in payment processing costs initiatives deployed in the second half of fiscal year 2024 and other cost initiatives which were partially offset by an increase in taxes in Illinois and (b) the benefit of 40 basis points due to the impact of more favorable sports results in the current period when compared with the prior period which typically give rise to a lower cost of sales and (iii) a reduction in sales and marketing expenses as a percentage of revenue of 440 basis points from 16.6% for the three months ended June 30, 2024 to 12.2% for the three months ended June 30, 2025 due to (a) investment in North Carolina in the prior year, (b) sustained operating leverage and (c) a greater proportion of total marketing expenditure for fiscal year 2025 now expected to be incurred during second half of fiscal year 2025 compared to the prior period.
International
The following table presents a summary of our operational metrics for the International segment for the interim periods indicated.

	Three months ended June 30,
AMPs (Amounts in thousands)	2025	2024
Total International AMPs [1]	12,459	10,878
International AMPs by Product Category [1]
Sportsbook	5,894	5,505
iGaming	7,100	5,798
Other	1,708	1,551
Stakes (amounts in $ millions)	$7,970	$7,422
Sportsbook net revenue margin	13.1%	13.4%
1.Total International AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the International segment level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the International segment level. AMPs presented above reflect a level of duplication that arises from individuals who use multiple brands or product offerings. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA margin for the International segment for the interim periods indicated.

	Three months ended June 30,
(Amounts in $ millions, except percentages)	2025	2024
International
Sportsbook	$1,041	$997
iGaming	1,268	997
Other	87	90
Total International revenue	$2,396	$2,084
Adjusted EBITDA	$591	$523
Adjusted EBITDA margin	24.7%	25.1%
The following tables present the International segment disaggregated revenue:

	Three months ended June 30,
($ in millions)	2025	2024
UKI [1]	$936	$928
Southern Europe and Africa [2]	657	390
Asia Pacific [3]	402	385
Central and Eastern Europe [4]	138	128
Brazil [5]	44	18
Other regions [6]	219	235
Total International segment revenue	$2,396	$2,084
1.UKI represents Sky Bet, Paddy Power and Betfair UK and Ireland operations as well as the tombola brand.
2.Southern Europe and Africa comprises the Italian operations of our Sisal, Snai (effective from acquisition date) and PokerStars brands as well as Sisal’s business in Turkey and Morocco.
3.Asia Pacific includes our Sportsbet business in Australia and Junglee in India.
4.Central and Eastern Europe comprises Adjarabet in Georgia and Armenia together with MaxBet in Serbia, Bosnia Herzegovina, North Macedonia and Montenegro.
5.Brazil reflects our Betfair and Betnacional (effective from acquisition date) operations in the region.
6.Other regions is comprised of PokerStars’ non-Italian operations and Betfair’s non-Brazilian business.
Total revenue for our International segment increased by 15% to $2,396 million for the three months ended June 30, 2025 from $2,084 million for the three months ended June 30, 2024 driven by a 15% increase in AMPs, with the acquisitions of Snai and NSX contributing an increase in revenue of 11%. Additionally, favorable changes in foreign currency exchange rates contributed to an increase in revenue of 3%.
Sportsbook revenue increased by 4% to $1,041 million for the three months ended June 30, 2025 from $997 million for the three months ended June 30, 2024, with the acquisitions of Snai and NSX contributing an increase in revenue of 9%. Sportsbook stakes grew 7% period over period with Snai and NSX contributing 9% of the period over period growth offsetting the impact of the Euros in the prior period which accounted for 6% of handle in the prior period. Additionally, favorable changes in foreign currency exchange rate contributed revenue growth of 2%.
Sportsbook net revenue margin decreased by 30 basis points period over period to 13.1%. Structural revenue margin was flat period-over-period, as underlying pricing capability driven margin expansion was offset by faster growth in regions with lower margins including SEA, Brazil and CEE. A decrease in favorable sports results contributed to the decline with period-over-period impact of 90 basis points (three months ended June 30, 2025: 30 basis points favorable, three months ended June 30, 2024: 120 basis points favorable). A reduction in promotional spend of 60 basis points to 3.6% of stakes had a positive impact on net revenue margin, partially offsetting the impacts set out above.

iGaming revenue increased by 27% to $1,268 million for the three months ended June 30, 2025 from $997 million for the three months ended June 30, 2024, with the acquisitions of Snai and NSX contributing revenue growth of 13%. Additionally, revenue growth was driven by (i) strong performance in our other brands within SEA, continued momentum in India and double-digit growth in UKI due to higher engagement from new slots content and more targeted generosity partially offsetting the impact of slots limits and (ii) favorable changes in foreign currency exchange rates which contributed revenue growth of 4%.
Other revenue for the three months ended June 30, 2025 decreased by 3% driven by the lower commission from Betfair Exchange, partially offset by favorable changes in foreign currency exchange rates which contributed revenue growth of 4%.
On a regional basis:
UKI revenue grew by 1% period over period. UKI sportsbook revenue decreased by 12% due to a decrease in amounts staked of 3% driven by the Euros in the prior period, which accounted for 10% of overall volumes in the prior period. Adverse sports results also contributed to the decrease with period-over-period impact of 190 basis points with sports results in the three months ended June 30, 2025 being less favorable than those arising in the prior period (three months ended June 30, 2025: 0 basis points favorable, three months ended June 30, 2024: 190 basis points favorable). The overall decrease in sportsbook revenue was partially offset by a favorable change in foreign currency exchange rates which contributed revenue growth of 5%. UKI iGaming revenue grew 17% period-over-period driven by (i) continued product enhancements and generosity optimization, partially offsetting the impact of the Gambling Act review which led to player restrictions implemented during the quarter and (ii) a favorable change in foreign currency exchange rates which contributed revenue growth of 7%.
SEA revenue grew 68% period over period. The acquisition of Snai contributed revenue growth of 52% and a favorable change in foreign currency exchange rates contributed revenue growth of 5%. Sportsbook revenue for the region grew 64% due to (i) the acquisition of Snai which contributed an increase in revenue of 61%, (ii) a favorable change in foreign currency exchange rates which contributed revenue growth of 7%, (iii) revenue growth within our other brands, despite the prior period containing the Euros which accounted for 8% of stakes and (iv) an increase in structural revenue margin of 40 basis points offset by less favorable sporting results of 100 basis points period over period. iGaming revenue grew 70% period over period benefiting from (i) the acquisition of Snai which contributed an increase of 46%, (ii) continued momentum in our other brands in Italy and Turkey and (iii) favorable change in foreign currency exchange rates which contributed revenue growth of 3%. SEA Italian revenue grew by 67%, inclusive of Snai, and Turkey revenue grew by 87% period over period.
Asia Pacific (APAC) revenue was 4% higher period over period. Sportsbook revenue in Australia was 3% higher where a 6% decrease in amounts staked were partially offset by (i) a decrease in promotional spend due to optimized generosity and (ii) increased favorable sports results period over period. The increase in Sportsbook revenue was partially offset by unfavorable changes in foreign currency exchange rates which impacted revenue growth by 3%. iGaming growth in India of 24% primarily due to an increase in AMPs of 15% and improved monetization through pricing and bonus optimizations. The growth in India was impacted by unfavorable changes in foreign currency exchange rates which impacted revenue growth by 3%.
CEE revenue grew 8% primarily driven by iGaming growth of 13% due to (i) growth in Georgia and (ii) favorable change in foreign currency exchange rates which contributed revenue growth of 3%. The growth in iGaming was partially offset by a reduction in sportsbook revenue of 15%, primarily driven by the prior period containing the Euros which was partially offset by a favorable change in foreign currency exchange rates which contributed revenue growth of 4%.
Brazil revenue grew 144% period over period with NSX contributing 185% of revenue growth. The increase in revenue was partially offset by an unfavorable change in foreign currency exchange rates which contributed a revenue decline of 31%. Betfair Brazil revenue decreased period over period due to (i) adverse sports results and (ii) customer re-registration friction in the newly regulated market.
Other regions revenue was 7% lower driven by the impact of market exits and regulatory change offset by a favorable change in foreign currency exchange rates which contributed revenue growth of 2%.

Adjusted EBITDA for International was $591 million for the three months ended June 30, 2025, a 13% increase from $523 million for the three months ended June 30, 2024, and Adjusted EBITDA margin decreased by 40 basis points to 24.7% for the three months ended June 30, 2025. The acquisitions of Snai and NSX contributed to the increase in Adjusted EBITDA by $33 million and the decrease in Adjusted EBITDA margin by 110 basis points.
The overall decrease in Adjusted EBITDA margin was primarily driven by an increase in cost of sales as a percentage of revenue of 320 basis points from 42.9% for the three months ended June 30, 2024, to 46.1% for the three months ended June 30, 2025, with the acquisitions of Snai and NSX contributing 170 basis points of the period over period increase. The remaining 150 basis points of the increase was primarily driven by (i) a continued shift in revenue mix in favor of iGaming which incurs higher third-party costs than sportsbook and (ii) an increase in taxes in CEE and Betfair Brazil. The increase in cost of sales as a percentage of revenue was partly offset by a reduction in sales and marketing expenses as a percentage of revenue of 150 basis points from 17.2% for the three months ended June 30, 2024 to 15.7% for the three months ended June 30, 2025 due to Euros related marketing expenses in the prior period which more than offset increased investment in Italy to support conversion of our retail customer base to online, and our growth plans in Turkey and Brazil.
Six months ended June 30, 2025 compared to six months ended June 30, 2024:
The following table presents our AMPs for the Group, by total Group and by product category for the interim periods indicated:

	Six months ended June 30,
AMPs (Amounts in thousands)	2025	2024
Total Group AMPs [1]	15,429	14,033
Group AMPs by Product Category [1]
Sportsbook	8,695	8,326
iGaming	7,634	6,511
Other	1,895	1,756
1.In circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the Group level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the Group level. AMPs presented above reflect a level of duplication that arises from individuals who use multiple brands or product offerings. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents a summary of our financial results for the periods indicated and is derived from our condensed consolidated financial statements for the interim periods indicated:

	Six months ended June 30,
(Amounts in $ millions, except percentages)	2025	2024
Revenue	$7,852	$7,008
Cost of Sales	(4,184)	(3,628)
Gross profit	$3,668	$3,380
Technology, research and development expenses	(471)	(406)
Sales and marketing expenses	(1,629)	(1,627)
General and administrative expenses	(956)	(854)
Operating profit	$612	$493
Other income (expense), net	142	(85)
Interest expense, net	(195)	(220)
Income before income taxes	$559	$188
Income tax expense	(187)	(68)
Net income	$372	$120
Net income margin [1]	4.7%	1.7%
Adjusted EBITDA [2]	$1,535	$1,252
Adjusted EBITDA margin [2]	19.5%	17.9%
1.Net income margin is net income divided by revenue.
2.Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. See “—Supplemental Disclosure of Non-GAAP Measures” for additional information about these measures and reconciliations to the most directly comparable financial measures calculated in accordance with U.S. GAAP.
Our revenue increased by 12%, to $7,852 million for the six months ended June 30, 2025, from $7,008 million for the six months ended June 30, 2024 and our AMPs increased 10% period over period to 15.4 million. This was primarily driven by the continued strong revenue growth of our U.S. segment, with revenue increasing by 18% period over period, due to scaling of our U.S. business and strong growth in existing states (pre-2024 states). Our revenue in the International segment increased by 8% period over period, driven by (i) our acquisitions of Snai and NSX which contributed revenue growth of 6% and (ii) strong momentum in iGaming within our other brands with revenue increasing 9% period over period, partially offset by a decrease in sportsbook revenue of 4% in our other brands due to a decrease in stakes of 4% driven by the prior period containing the Euros.
Cost of sales increased by 15%, to $4,184 million for the six months ended June 30, 2025, from $3,628 million for the six months ended June 30, 2024. Cost of sales as a percentage of revenue increased period over period from 52% for the six months ended June 30, 2024 to 53% for the six months ended June 30, 2025. Cost of sales as percentage of revenue in our U.S. segment decreased period over period by 120 basis points from 56.9% for the six months ended June 30, 2024 to 55.7% for the six months ended June 30, 2025 primarily driven by (i) the benefit of 150 basis points primarily from the year-over-year favorable impact of increased player incentive investment in North Carolina in the prior year and payment processing and other costs initiatives, partially offset by the impact of an increase in taxes in Illinois and (ii) the adverse impact of 30 basis points due to more unfavorable sports results in the current period when compared with the prior period. Cost of sales as a percentage of revenue increased in our International segment by 200 basis points with the acquisitions of Snai and NSX contributing 100 basis points of the period over period increase. The remaining 100 basis points of the increase was primarily driven by (i) a continued shift in revenue mix in favor of iGaming which incurs higher third-party costs than sportsbook and (ii) an increase in taxes in CEE and Betfair Brazil.
Technology, research and development expenses increased by 16%, to $471 million for the six months ended June 30, 2025 from $406 million for the six months ended June 30, 2024, primarily driven by (i) a $39 million increase in our U.S. segment primarily due to scaling of data storage and processing costs, (ii) $12 million of integration related expense primarily driven by the large-scale migration of Sky Betting & Gaming customers onto our shared UKI platform and migration of our Pokerstars Italy customers to our SEA platform in the current period compared to other smaller migrations and integrations in the prior period and (iii) $5 million due to the consolidation of Snai and NSX.

Sales and marketing expenses increased by $2 million to $1,629 million for the six months ended June 30, 2025 compared to $1,627 million for the six months ended June 30, 2024. Sales and marketing expenses as a percentage of revenue was 21% for the six months ended June 30, 2025, a decrease of 200 basis points from 23% for the six months ended June 30, 2024. In our U.S. segment, sales and marketing expenses decreased by 12% period over period driven by heightened investment in the North Carolina launch in the prior year and a greater proportion of total marketing expenditure for fiscal year 2025 now expected to be incurred during second half of fiscal year 2025 compared to the prior period. As a percentage of revenue, sales and marketing expenses decreased by 580 basis points period over period due to sustained operating leverage. In our International segment, sales and marketing expenses increased by $10 million or 1% with the acquisitions of Snai and NSX contributing a $37 million or 5% of the increase. As a percentage of revenue sales and marketing expenses decreased by 100 basis points to 16.6% for the six months ended June 30, 2025 due to Euros related marketing expenses in the prior period which more than offset increased investment in Italy to support conversion of our retail customer base to online, and our growth plans in Turkey and Brazil. The decreases in our segment sales and marketing expenses as a percentage of revenue was offset by an increase of 50 basis points due to acceleration of amortization resulting from a change in estimated useful lives and amortization of acquired intangible assets from the Snai and NSX acquisitions.
General and administrative expenses increased by 12%, to $956 million for the six months ended June 30, 2025, from $854 million for the six months ended June 30, 2024. The increase was primarily as a result of (i) increased transaction fees and integration costs of $30 million which was primarily driven by (a) business process re-engineering cost and cost associated to our anticipated migration to a new enterprise resource planning system and (b) the acquisitions of Snai and NSX, (ii) an increase in share based compensation expenses of $19 million due to an increase in stock price, timing of grants and number of grants awarded period over period, (iii) an increase of $13 million due to the consolidation of Snai and NSX and (iv) an increase in other labor cost due to greater investment in the Group’s workforce.
Operating profit increased by $119 million to $612 million for the six months ended June 30, 2025, from $493 million for the six months ended June 30, 2024, as a result of the factors above.
Other income (expense), net increased by $227 million, to a $142 million income for the six months ended June 30, 2025, from a $85 million expense for the six months ended June 30, 2024. This increase was primarily driven by (i) a movement in the fair value change on the Fox Option liability of $216 million to a gain of $124 million for the six months ended June 30, 2025 from a loss of $93 million for the six months ended June 30, 2024; and (ii) the impact of foreign exchange gain (loss) which was a gain of $33 million for the six months ended June 30, 2025 compared to a loss of $11 million for the six months ended June 30, 2024, partially offset by (i) a decrease in fair value gain on derivative instruments of $22 million period over period and (ii) an increase in loss on settlement of debt of $9 million primarily driven by the settlement of the bridge facility during the six months ended June 30, 2025.
Interest expense, net decreased by $25 million, to $195 million for the six months ended June 30, 2025, from $220 million for the six months ended June 30, 2024, primarily due to a $59 million decrease in Term Loan and Revolving Credit Facility interest expense as a result of falling interest rates, a reduced margin on the Term Loan B resulting from a repricing, lower average drawings on the Revolving Credit Facility and repayment of the EUR TLB in 2024 partially offset by (i) a $22 million increase in interest expense arising from the Bridge Credit Agreement dated April 29, 2025 and, the Senior Secured Notes due 2032 and the USD First Lien Term Loan B due 2032 which were issued on June 4, 2025 and (ii) additional interest expense of $20 million on our Senior Secured Notes issued in April 2024 arising from an extra four months of interest being charged in fiscal year 2025.
Income tax expense increased by $119 million, to a $187 million income tax expense for the six months ended June 30, 2025, from a $68 million income tax expense for the six months ended June 30, 2024. The movement is primarily due to (i) the $50 million tax benefit in fiscal year 2024 related to utilization of U.S. federal deferred tax assets, (ii) $28 million of income tax expense resulting from the reorganization of our Betfair Brazil business in fiscal year 2025, and (iii) the income tax impact of loss-making jurisdictions, for which no benefit can be recognized, and return-to-provision adjustments.
Net income increased by $252 million to $372 million for the six months ended June 30, 2025, from $120 million for the six months ended June 30, 2024 and net income margin increased to 4.7% from 1.7% for the six months ended June 30, 2024, as a result of the factors above.
Adjusted EBITDA increased by 23%, to $1,535 million for the six months ended June 30, 2025, from $1,252 million for the six months ended June 30, 2024. Adjusted EBITDA margin increased by 160 basis points from 17.9% to 19.5% reflecting the revenue performance and expenses trend outlined above.

Operational and Financial Metrics by Segment
U.S.
The following table presents a summary of our operational metrics for the U.S. segment for the interim periods indicated.

	Six months ended June 30,
AMPs (Amounts in thousands)	2025	2024
Total U.S. AMPs [1]	3,915	3,682
U.S. AMPs by Product Category [1]
Sportsbook	3,164	3,071
iGaming	946	730
Other	486	511
Stakes (amounts in $ millions)	$26,305	$24,460
Sportsbook net revenue margin	8.9%	8.5%

1.Total U.S. AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the U.S. segment level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the U.S. segment level. AMPs presented above reflect a level of duplication that arises from individuals who use multiple brands or product offerings. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA margin for the U.S. segment for the interim periods indicated.

	Six months ended June 30,
(Amounts in $ millions, except percentages)	2025	2024
U.S.
Sportsbook	$2,353	$2,085
iGaming	979	715
Other	125	137
Total U.S. revenue	$3,457	$2,937
Adjusted EBITDA	$561	$286
Adjusted EBITDA margin	16.2%	9.7%
Total revenue for our U.S. segment increased by 18% to $3,457 million for the six months ended June 30, 2025, from $2,937 million for the six months ended June 30, 2024, reflecting AMPs growth of 6%.
Sportsbook revenue increased by 13%, driven by increased stakes of 8% to $26,305 million and improvement in net revenue margin. The increase in handle was driven by an increase in player frequency, scaling of our U.S. business and strong growth in pre-2024 states.
Sportsbook net revenue margin increased by 40 basis points to 8.9% for the six months ended June 30, 2025 compared to 8.5% for the six months ended June 30, 2024. This reflected (i) continued expansion of our expected sportsbook net revenue margin by 70 basis points to 13.6%, driven by our market leading pricing and risk capabilities and increase in Same Game parlay penetration and (ii) a decrease in player incentive spend of 30 basis points as we lapped the impact of state launch investment in North Carolina in the prior year. These improvements in sportsbook net revenue margin were partially offset by unfavorable sports results primarily relating to the “March Madness” NCAA college basketball tournament during the six months ended June 30, 2025. There was a 50 basis points adverse impact from unfavorable sports results compared with the prior period (sports results for the six months ended June 30, 2025: 70 basis points unfavorable; for the six months ended June 30, 2024: 20 basis points unfavorable).

iGaming revenue for the six months ended June 30, 2025 increased by 37% driven by an increase in AMPs of 30% period over period to 0.9 million for the six months ended June 30, 2025 as compared to 0.7 million for the six months ended June 30, 2024, driven by the launch of site-wide jackpots and the roll out of new titles to the platform.
Other revenue for the six months ended June 30, 2025 decreased by 9% period over period mainly due to a decline in DFS where a portion of our DFS player base has migrated some or all of their play to our sportsbook product.
Adjusted EBITDA for the U.S. was $561 million for the six months ended June 30, 2025, a $275 million increase compared to $286 million for the six months ended June 30, 2024. Adjusted EBITDA margin increased to 16.2% for the six months ended June 30, 2025 from 9.7% for the six months ended June 30, 2024. The improvements in Adjusted EBITDA margin were driven by (i) an increase in revenue of $520 million as a result of the factors above; (ii) a reduction in cost of sales as a percentage of revenue of 120 basis points from 56.9% for the six months ended June 30, 2024 to 55.7% for the six months ended June 30, 2025 primarily driven by (a) the benefit of 150 basis points primarily from the year-over-year favorable impact of increased player incentive investment in North Carolina in the prior year and payment processing and other costs initiatives, partially offset by the impact of an increase in taxes in Illinois and (b) the adverse impact of 30 basis points due to more unfavorable sports results in the current period when compared with the prior period and (iii) a reduction in sales and marketing expenses as a percentage of revenue of 580 basis points from 23.0% for the six months ended June 30, 2024 to 17.2% for the six months ended June 30, 2025 due to (a) investment in North Carolina in the prior period, (b) sustained operating leverage and (c) a greater proportion of total marketing expenditure for fiscal year 2025 now expected to be incurred during second half of fiscal year 2025 compared to the prior period.
International
The following table presents a summary of our operational metrics for the International segment for the interim periods indicated.

	Six months ended June 30,
AMPs (Amounts in thousands)	2025	2024
Total International AMPs [1]	11,514	10,351
International AMPs by Product Category [1]
Sportsbook	5,531	5,256
iGaming	6,688	5,780
Other	1,409	1,245
Stakes (amounts in $ millions)	$14,882	$14,798
Sportsbook net revenue margin	12.9%	12.8%
1.Total International AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the International segment level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the International segment level. AMPs presented above reflect a level of duplication that arises from individuals who use multiple brands or product offerings. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA margin for the International segment for the interim periods indicated.

	Six months ended June 30,
(Amounts in $ millions, except percentages)	2025	2024
International
Sportsbook	$1,921	$1,897
iGaming	2,318	2,003
Other	156	171
Total International revenue	$4,395	$4,071
Adjusted EBITDA	$1,109	$1,047
Adjusted EBITDA margin	25.2%	25.7%

The following tables present the International segment disaggregated revenue:

	Six months ended June 30,
($ in millions)	2025	2024
UKI [1]	$1,818	$1,789
Southern Europe and Africa [2]	1,105	784
Asia Pacific [3]	715	743
Central and Eastern Europe [4]	278	250
Brazil [5]	53	34
Other regions [6]	426	471
Total International segment revenue	$4,395	$4,071
1.UKI represents Sky Bet, Paddy Power and Betfair UK and Ireland operations as well as the tombola brand.
2.Southern Europe and Africa comprises the Italian operations of our Sisal, Snai (effective from acquisition date) and PokerStars brands as well as Sisal’s business in Turkey and Morocco.
3.Asia Pacific includes our Sportsbet business in Australia and Junglee in India.
4.Central and Eastern Europe comprises Adjarabet in Georgia and Armenia together with MaxBet in Serbia, Bosnia Herzegovina, North Macedonia and Montenegro.
5.Brazil reflects our Betfair and Betnacional (effective from acquisition date) operations in the region.
6.Other regions is comprised of PokerStars’ non-Italian operations and Betfair’s non-Brazilian business.
Total revenue for our International segment increased by 8% to $4,395 million for the six months ended June 30, 2025 from $4,071 million for the six months ended June 30, 2024, in addition to an 11% increase in AMPs. The increase of revenue was partially driven by the acquisitions of Snai and NSX, which contributed to an increase in revenue of 6%.
Sportsbook revenue increased by 1% to $1,921 million for the six months ended June 30, 2025 from $1,897 million for the six months ended June 30, 2024, with the acquisitions of Snai and NSX contributing an increase in revenue of 5%. Sportsbook stakes grew 1% period over period with Snai and NSX contributing 5% of the period over period growth offsetting the impact of the Euros in the prior period.

Sportsbook net revenue margin expanded by 10 basis points period over period to 12.9% driven by (i) structural revenue margin improvement of 50 basis points to 16.6% driven by our market-leading pricing and risk management capabilities along with increased Parlay product penetration across our largest sports businesses in UKI and Australia and (ii) a decrease of 10 basis points in customer generosity period over period. These increases were partially offset by less favorable sport results of 50 basis points period over period (six months ended June 30, 2025: 20 basis points favorable impact; six months ended June 30, 2024: 70 basis points favorable impact).

iGaming revenue increased by 16% to $2,318 million for the six months ended June 30, 2025 from $2,003 million for the six months ended June 30, 2024, with the acquisitions of Snai and NSX contributing revenue growth of 7%. Additionally, revenue growth was driven by strong performance in our other brands within SEA, continued momentum in India and double-digit growth in UKI in spite of implementing restrictions on customer play in line with the UK Gambling Act Review requirements.
Other revenue for the six months ended June 30, 2025 decreased by 9% driven by the lower commission from Betfair Exchange.
On a regional basis:
UKI revenue grew 2% period over period. UKI sportsbook revenue was down 7% driven by (i) lower handle of 5% due to the Euros during the prior period and a decrease in horse racing handle outside of major festivals, including Cheltenham, (ii) a decrease in favorable sports results of 70 basis points period over period and (iii) an increase in customer generosity of 70 basis points partly offset by continued expansion in structural revenue margin of 100 basis points driven by ongoing investment in sports products, including Super Sub, to offer even more markets, helping drive increased parlay penetration. The decrease in sportsbook revenue was partially offset by a favorable change in foreign currency exchange rates which contributed revenue growth of 2%. UKI iGaming grew 13% year-over-year driven by (i) continued product enhancements and generosity optimization, offsetting the impact of the Gambling Act Review which led to player restrictions implemented during the quarter and (ii) favorable change in foreign currency exchange rates which contributed revenue growth of 3%.

SEA revenue grew by 41% period over period. The acquisition of Snai contributed to revenue growth of 26%. Sportsbook revenue for the region grew 47%, driven by (i) the acquisition of Snai which contributed growth of 33%, (ii) a favorable change in foreign currency exchange rates which contributed revenue growth of 2% (iii) revenue growth within our other brands in the region, despite the prior period containing the Euros and (iv) a favorable change in sports results of 120 basis points period over period (six months ended June 30, 2025: 90 basis points favorable impact; six months ended June 30, 2024: 30 basis points unfavorable impact). iGaming revenue grew 38% period over period due to (i) the acquisition of Snai which contributed revenue growth of 22%, (ii) continued momentum in our other brands in Italy and Turkey and (iii) improved content. The increase in iGaming revenue was partially offset by an unfavorable change in foreign currency exchange rates which contributed a revenue decline of 2%. SEA Italian revenue grew by 38%, inclusive of Snai, and Turkey revenue growing 72% period over period.
APAC revenue was 4% lower driven by 7% lower sportsbook revenues in Australia due to (i) a decrease in amounts staked of 7% resulting from the previously highlighted horse racing market softness and (ii) less favorable sports results period over period which were partially offset by a decrease in customer incentive spend due to optimized generosity. The decrease in sportsbook revenue was also impacted by an unfavorable change in foreign currency exchange rates which contributed a revenue decline of 3%. The decrease in sportsbook revenue was partially offset by strong iGaming growth in India of 32%, which was also impacted by an unfavorable change in foreign currency exchange rates which impacted revenue growth by 6%.
CEE revenue grew 11% primarily driven by sportsbook growth of 9%, inclusive of the impact of a favorable change in foreign currency exchange rates which contributed to sportsbook revenue growth of 2% and iGaming growth of 12%.
Brazil revenue grew 56% period over period with NSX contributing revenue growth of 100%. The increase in revenue was offset by an unfavorable change in foreign currency exchange rates which contributed a revenue decline of 21%. Betfair Brazil revenue decreased period over period due to (i) adverse sports results and (ii) customer re-registration friction in the newly regulated market.
Other regions revenue was 10% lower driven by the impact of market exits and regulatory change.
Adjusted EBITDA for International was $1,109 million for the six months ended June 30, 2025, a 6% increase from $1,047 million for the six months ended June 30, 2024, and Adjusted EBITDA margin decreased by 50 basis points to 25.2% for the six months ended June 30, 2025. The acquisitions of Snai and NSX contributed to the increase in Adjusted EBITDA by $33 million and the decrease in Adjusted EBITDA margin by 70 basis points.
The overall decrease in Adjusted EBITDA margin was primarily driven by an increase in cost of sales as a percentage of revenue of 200 basis points from 43.1% for the six months ended June 30, 2024, to 45.1% for the six months ended June 30, 2025, with the acquisitions of Snai and NSX contributing 100 basis points of the period over period increase. The remaining 100 basis points of the increase was primarily driven by (i) a continued shift in revenue mix in favor of iGaming which incurs higher third-party costs than sportsbook and (ii) an increase in taxes in CEE and Betfair Brazil. The increase in cost of sales as a percentage of revenue was partially offset by a reduction in sales and marketing expenses as a percentage of revenue of 100 basis points from 16.6% for the six months ended June 30, 2024 to 15.6% for the six months ended June 30, 2025 due to Euros related marketing expenses in the prior period, which more than offset increased investment in Italy to support conversion of our retail customer base to online, and our growth plans in Turkey and Brazil.
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

The following table reconciles net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA and Adjusted EBITDA Margin for the fiscal quarters presented:

	Three months ended June 30,		Six months ended June 30,
(Amounts in $ millions, except percentages)	2025	2024	2025	2024
Net income	37	297	372	120
Add back:
Income taxes	168	53	187	68
Other income (expense), net	74	(89)	(142)	85
Interest expense, net	110	108	195	220
Depreciation and amortization	369	272	663	569
Share-based compensation expense	72	59	129	100
Transaction fees and associated costs [1]	19	16	20	45
Restructuring and integration costs [2]	70	22	111	45
Adjusted EBITDA	$919	$738	$1,535	$1,252
Revenue	$4,187	$3,611	$7,852	$7,008
Adjusted EBITDA Margin	21.9%	20.4%	19.5%	17.9%
1.During the three and six months ended June 30, 2025, transaction costs of $19 million and $20 million, respectively, relate to the Snai and NSX acquisitions. During the three and six months ended June 30, 2024, advisory fees of $16 million and $45 million, respectively, primarily relate to implementation of internal controls, information system changes and other strategic advisory related to the change in the primary listing of the Group.
2.During the three and six months ended June 30, 2025, costs of $70 million and $111 million, respectively, (three and six months ended June 30, 2024: $22 million and $45 million, respectively) primarily relate to various restructuring, acquisition integration and other strategic initiatives to drive synergies. The programs are expected to run until 2027. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. It also includes business process re-engineering cost, planning and design of target operating models for the Group's enabling functions and discovery and planning related to the Group's anticipated migration to a new enterprise resource planning system. The costs primarily include severance expenses, advisory fees and temporary staffing costs.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and borrowings from various financial institutions and debt investors. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service our long-term debt, to service our obligations under our operating leases, and to repurchase our ordinary shares subject to economic and market conditions and our capital requirements, and otherwise as described below under “Other Purchase Obligations.” We believe we have the ability and sufficient capacity to meet these cash requirements in the short term and long term by using available cash, internally generated funds and borrowings under the Group’s £1.05 billion committed revolving credit facility. As of June 30, 2025, we had $1,691 million of cash and cash equivalents available for corporate use.
In June 2025, we issued and sold senior secured notes in the aggregate principal amount as listed below:
•$1,000 million USD-denominated 5.875% senior secured notes,
•€550 million EUR-denominated 4.000% senior secured notes, and
•£450 million GBP-denominated 6.125% senior secured notes
The Notes were issued at 100% of their par value with interest payable semi-annually in arrears.
Concurrently, the Group entered into a Third Incremental Assumption Agreement, amending its existing Credit Agreement dated November 24, 2023. This amendment provided for an additional $750 million of Term Loan B borrowings (the “Third Incremental Term B Loans”), which:
•mature on June 4, 2032;
•bear interest, at the Borrower’s option, at either (i) Adjusted Term SOFR + 2.00% (subject to a 0.50% floor) or (ii) ABR + 1.00% (subject to a 1.00% ABR floor); and

•require quarterly amortization of 0.25% of the original principal amount, with the remaining balance due at maturity.
The aggregate net proceeds from the issuance of the Notes and the Third Incremental Term B Loans were used to (i) repay in full all outstanding amounts under the Bridge Credit Agreement dated April 29, 2025 (which financed the acquisition of Snai), (ii) fund general corporate purposes, and (iii) pay related transaction costs.
On July 10, 2025, the Group entered into a definitive bridge credit agreement (the “Bridge Credit Agreement”) with certain banks to obtain binding commitments in respect of a senior secured first lien term loan comprising an aggregate principal of $1.75 billion (the “Facility”). The Group drew down the Facility on July 30, 2025 to fund the Boyd Transaction. The Facility bears interest at a per annum rate equal to Term SOFR plus an applicable margin equal to 1.25%, which shall be subject to certain step-ups over the term of the Facility. The other terms of the Bridge Credit Agreement are substantially similar to the terms of the Term Loan A, Term Loan B and Revolving Credit Facility Agreement dated as of November 24, 2023 (and as amended from time to time).

On July 10, 2025, the Company and certain of its subsidiaries entered into a Commitment Letter (the “Commitment Letter”) with certain banks for an incremental commitment of $50 million, which when implemented shall increase the size of the Revolving Credit Facility to £1.1 billion.
On July 24, 2025, the Group announced the pricing of an offering (the “Offering”) of $625 million aggregate principal amount of 5.875% senior secured notes due 2031 issued at par, €300 million aggregate principal amount of 4.000% senior secured notes due 2031 issued at par, and £250 million aggregate principal amount of 6.125% senior secured notes due 2031 issued at 100.125% (collectively, the “Notes”) by its subsidiary Flutter Treasury DAC (the “Issuer”). The Notes will constitute a further issuance of the Notes issued in June 2025 mentioned above. The Offering is subject to customary closing conditions, and settlement is expected to occur on or around August 7, 2025. Concurrently, the Group also announced that it has priced its new U.S. dollar-denominated term loan B facility (the “Fourth Incremental TLB Facility”). The proceeds from the Offering and the Fourth Incremental TLB Facility are expected to be utilized to repay the Facility.
Long-term Debt
As of June 30, 2025, we had an aggregate principal amount of long-term debt of $10 billion, with $47 million due within 12 months. In addition we are obligated to make periodic interest payments at variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of June 30, 2025, our total interest obligation on long-term debt totaled $533 million payable within 12 months net of hedging. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. Excluded from these amounts are other costs related to indebtedness.
Leases
We have lease arrangements primarily for offices, retail stores and data centers. As of June 30, 2025, the Group had operating lease obligations of $608 million with $122 million payable within 12 months.

Share Repurchase Programs
On September 25, 2024, our Board authorized a share repurchase program (the “2024 Share Repurchase Program”) of up to $5 billion of our ordinary shares. While the authorization does not have a stated expiration date, we expect the 2024 Share Repurchase Program to be deployed over the next three to four years. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and our capital requirements. We may from time to time in the future repurchase shares on the open market on a case by case basis or on a non-discretionary basis pursuant to a plan or in any other manner designed to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, through block trades, in privately negotiated transactions, by effecting a tender offer, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. As of June 30, 2025 Flutter has repurchased 2,585,695 ordinary shares under the 2024 Share Repurchase Program for a total of $650 million.
Other Purchase Obligations
As of June 30, 2025, material cash requirements from known contractual and other obligations relating to sponsorship, marketing, media and other agreements totaled $5,462 million, which includes capital expenditure commitments contracted for but not yet incurred of $28 million. Contractual and other obligations payable in the remainder of fiscal 2025 are $1,040 million.
Cash Flow Information
The following table summarizes our condensed consolidated cash flow information for the periods presented:

	Six months ended June 30,
($ in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$547	$660
Investing activities	$(2,965)	$(436)
Financing activities	$2,262	$(230)
Six months ended June 30, 2025 compared to six months ended June 30, 2024:
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2025, decreased by $113 million, or 17%, to $547 million compared to $660 million cash provided by operating activities for the six months ended June 30, 2024.
The movement in our cash flows from operating activities was driven primarily by a cash outflow in player deposit liabilities of $396 million due to timing of sports events and a cash outflow of $134 million in other liabilities due to payment of retention bonus relating to the Singular acquisition, increase in bonus payouts, timing of invoicing related to accruals and timing of payments relating to betting duty in the six months ended June 30, 2025, partially offset by an improvement in our operating profit, a cash inflow of $115 million due to sale of available for sale player deposit investments and a cash inflow in accounts payable of $40 million due to an increase in the time lag between receipt of invoices and payments.
Investing Activities
Net cash used in investing activities increased by $2,529 million, or 580%, for the six months ended June 30, 2025, to $2,965 million compared to $436 million for the six months ended June 30, 2024. The increase was primarily driven by the completion of the acquisitions of Snai and NSX during the second quarter of fiscal 2025.
Financing Activities
For the six months ended June 30, 2025, net cash provided by financing activities increased by $2,492 million, or 1,083%, to $2,262 million compared to net cash used in financing activities of $230 million for the six months ended June 30, 2024.

The increase was primarily driven by net proceeds of $6,004 million received from the issuance of the Bridge Credit Agreement in April 2025 and the Notes and the Third Incremental Term B Loans in June 2025, partially offset by the subsequent repayment of the $3,140 million Bridge Credit Agreement in June 2025 and the repurchase of $583 million ordinary shares in the six months ended June 30, 2025.
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
Fox Option liability
During the six months ended June 30, 2025, there were no changes to the fair value measurement approach for the Fox Option liability as discussed in the 2024 Annual Report. For the input of subjective assumptions used in the option pricing model, please see Note 16 “Fair Value Measurements” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.
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
Additionally, the fair value of the Fox Option liability may differ significantly from the value that would have been used had a readily available market existed for FanDuel. In addition, changes in the market environment and other events that may occur over the life of the Fox Option may cause the losses ultimately realized on the Fox Option to be different than the unrealized losses reflected in the valuations currently assigned. The range in fair value as of June 30, 2025, is $156 million to $2,303 million, assuming a 10% increase/decrease in the equity value of the investor units and using the upper and lower end of the ranges of volatility, DLOC and DLOM, as disclosed in Note 16 “Fair Value Measurements” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.
Allocation of goodwill to reporting units and goodwill impairment testing
The Group assessed its reporting units following the reorganization of its reporting structure within the International segment. Among the five reporting units identified during the first quarter of 2025 and the new Brazil reporting unit identified during the second quarter of 2025, Sportsbet was the previously identified Australia reporting unit and Sky Bet, Paddy Power, Betfair and tombola formed the legacy UKI reporting unit, both of which had pre-existing goodwill.
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
Litigation and Claims
We are regularly involved as plaintiffs or defendants in claims and litigation related to our past and current business operations. We establish an accrued liability for legal claims and indemnification claims when we determine that a loss is both probable and the amount of the loss can be reasonably estimated. Our estimates are based on all known facts at the time and our assessment of the ultimate outcome. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. The estimates require significant judgment, given the varying stages of the proceedings, the numerous yet-unresolved issues in many of the claims and the uncertainty of the various potential outcomes of such claims. We vigorously defend ourselves against what we believe are improper claims, including those asserted in litigation. Due to the unpredictable nature of litigation, there can be no assurance that our accruals will be sufficient to cover the extent of our potential exposure to losses. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by us in connection with the various proceedings could affect our results of operations and financial condition. Please see Note 17 “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.
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
Significant estimates and assumptions that we must make in estimating the fair value of acquired trademarks and customer relationships include future cash flows that we expect to generate from the acquired assets, including expected revenue growth rates, estimated royalty rates, customer attrition rates and discount rates.
The fair value of the acquired trade name is generally estimated using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. Assumed royalty rates are applied to the projected revenues for the remaining useful life of the trade name to estimate the royalty savings. The fair value of customer relationships is estimated using the multi-period excess earnings method. The multi-period excess earnings method model estimates revenues and cash flows derived from the primary asset and then deducts portions of the cash flow that can be attributed to supporting assets, such as trade name, technology and working capital that contributed to the generation of the cash flows. The resulting cash flow, which is attributable solely to the primary asset acquired, is then discounted at a rate of return commensurate with the risk of the asset to calculate a present value. Please see Note 12 “Business Combinations” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
There have been no significant changes in our exposure to market risk during the six months ended June 30, 2025. Refer to Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the 2024 Annual Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to the material weaknesses in our internal control over financial reporting as previously identified in our 2024 Annual Report that were not remediated as of June 30, 2025.
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

PART II
Item 1. Legal Proceedings
We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims, securities, tax, advertising practices, labor and employment, commercial disputes and services, as well as shareholder derivative suits, class action lawsuits, actions from former employees, suits involving governmental authorities and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. Please see Note 17 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about acquisitions of Flutter’s ordinary shares by Flutter during the second quarter of fiscal 2025:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (1)
April 1, 2025 to April 30, 2025	647,781	214.88	647,781	$4,510,797,010
May 1, 2025 to May 31,2025	44,937	241.55	44,937	$4,499,942,462
June 1, 2025 to June 30, 2025	557,232	269.17	557,232	$4,349,985,176
Total	1,249,950	240.04	1,249,950
(1) On September 25,2024, our Board authorized the 2024 Share Repurchase Program of up to $5 billion of our ordinary shares. The 2024 Share Repurchase Program does not have a fixed expiration date.
(2) Average price per share excludes any excise tax.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2025, neither the Company nor any of its directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6. Exhibits

Exhibit No.	Description

3.1	Memorandum and Articles of Association of Flutter Entertainment plc (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2024).

4.1
Officer’s Certificate, dated June 4, 2025, relating to the 5.875% senior secured notes due 2031, 4.000% senior secured notes due 2031 and 6.125% senior secured notes due 2031, pursuant to Sections 2.16(c) and 13.03(a) of the Indenture (including the form of 5.875% senior secured notes due 2031, 4.000% senior secured notes due 2031 and 6.125% senior secured notes due 2031) (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2025).

10.1
Third Incremental Assumption Agreement to the Syndicated Facility Agreement, dated June 4, 2025, among Flutter Entertainment plc, PPB Treasury Unlimited Company, Betfair Interactive US Financing LLC, TSE Holdings Limited, FanDuel Group Financing LLC, and Flutter Financing B.V., JPMorgan Chase Bank, N.A., as the Third Incremental Term Lender and J.P. Morgan SE, as the administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2025).

10.2
Flutter Entertainment plc Amended and Restated 2024 Omnibus Equity Incentive Plan including the Non-Employee Sub-Plan (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 Registration Statement filed with the SEC on June 5, 2025).†

10.3	Flutter Entertainment plc 2025 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Form S-8 Registration Statement filed with the SEC on June 5, 2025).†

10.4
Rules of the Flutter Entertainment plc Sharesave Scheme (as amended and restated effective June 5, 2025) (incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8 Registration Statement filed with the SEC on June 5, 2025).†

10.5
Form of Restricted Share Unit Award Agreement (For Non-Employee Directors) to the Flutter Entertainment plc Amended and Restated 2024 Omnibus Equity Incentive Plan including the Non-Employee Sub-Plan.*†

10.6	Form of Restricted Share Unit Award Agreement to the Flutter Entertainment plc Amended and Restated 2024 Omnibus Equity Incentive Plan including the Non-Employee Sub-Plan.*†

10.7	Form of Performance Share Unit Award Agreement to the Flutter Entertainment plc Amended and Restated 2024 Omnibus Equity Incentive Plan including the Non-Employee Sub-Plan.*†

31.1	Certification of Quarterly Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Quarterly Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.1
The following information from Flutter Entertainment plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024; (iii) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity and Redeemable Non-Controlling Interests for the three and six months ended June 30, 2025 and 2024; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

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

Flutter Entertainment plc
(Registrant)

Date: August 7, 2025	By:	/s/ Peter Jackson
	Name:	Peter Jackson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Rob Coldrake
	Name:	Rob Coldrake
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)