Form 10-Q
period 2025-09-30
Flutter Entertainment plc
filed 2025-11-12
CIK 1635327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 30, 2025, the number of shares of the registrant’s ordinary shares outstanding is 175,274,718.

i

CERTAIN TERMS
Unless otherwise specified or the context otherwise requires, the terms “Flutter,” the “Company,” the “Group,” “we,” “us” and “our” each refer to Flutter Entertainment plc and its subsidiaries.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current expectations as to future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These statements include, but are not limited, to statements related to our expectations regarding the performance of our business, our financial results, our operations, our liquidity and capital resources, the conditions in our industry and our growth strategy (including our plans and expectations related to new product offerings). In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” ”expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipates,” “projection,” “goal,” “target,” “aspire,” “will likely result,” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Such factors include, among others:
•Flutter’s ability to effectively compete in the global entertainment and gaming industries, including Flutter’s ability to effectively compete with prediction markets and other new entrants into the markets in which it operates;
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

PART I
Item 1.  Financial Statements (unaudited)
FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions except share and per share amounts)

	As of September 30, 2025	As of December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,727	$1,531
Cash and cash equivalents – restricted	68	48
Player deposits – cash and cash equivalents	1,939	1,930
Player deposits – investments	26	130
Accounts receivable, net	158	98
Prepaid expenses and other current assets	864	607
TOTAL CURRENT ASSETS	4,782	4,344
Investments	7	6
Property and equipment, net	615	493
Operating lease right-of-use assets	529	507
Intangible assets, net	7,241	5,364
Goodwill	15,804	13,352
Deferred tax assets	226	267
Other non-current assets	135	175
TOTAL ASSETS	$29,339	$24,508
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$402	$266
Player deposit liability	1,839	1,940
Operating lease liabilities	127	119
Long-term debt due within one year	146	53
Other current liabilities	2,448	2,212
TOTAL CURRENT LIABILITIES	4,962	4,590
Operating lease liabilities – non-current	458	428
Long-term debt	11,953	6,683
Deferred tax liabilities	1,114	605
Other non-current liabilities	933	935
TOTAL LIABILITIES	$19,420	$13,241
COMMITMENTS AND CONTINGENCIES (Note 17)
REDEEMABLE NON-CONTROLLING INTERESTS	485	1,808
SHAREHOLDERS’ EQUITY
Ordinary share (Authorized 3,000,000,000 shares of €0.09 ($0.11) par value each; issued September 30, 2025: 175,899,661 shares; December 31, 2024: 177,895,367 shares)	$36	$36
Additional paid-in capital	1,929	1,611
Accumulated other comprehensive loss	(1,061)	(1,927)
Retained earnings	8,340	9,573
Total Flutter Shareholders’ Equity	9,244	9,293
Non-controlling interests	190	166
TOTAL SHAREHOLDERS’ EQUITY	9,434	9,459
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY	$29,339	$24,508
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$3,794	$3,248	$11,646	$10,256
Cost of sales	(2,168)	(1,752)	(6,352)	(5,380)
Gross profit	1,626	1,496	5,294	4,876
Technology, research and development expenses	(275)	(213)	(746)	(619)
Sales and marketing expenses	(966)	(748)	(2,595)	(2,375)
General and administrative expenses	(702)	(438)	(1,658)	(1,292)
Goodwill impairment	(517)	—	(517)	—
Operating (loss) profit	(834)	97	(222)	590
Other income (expense), net	152	(122)	294	(207)
Interest expense, net	(152)	(105)	(347)	(325)
(Loss) income before income taxes	(834)	(130)	(275)	58
Income tax benefit (expense)	45	16	(142)	(52)
Net (loss) income	(789)	(114)	(417)	6
Net (loss) income attributable to non-controlling interests and redeemable non-controlling interests	(29)	5	(14)	27
Adjustment of redeemable non-controlling interest to redemption value	(70)	(16)	(101)	17
Net loss attributable to Flutter shareholders	(690)	(103)	(302)	(38)
Loss per share
Basic	(3.91)	(0.58)	(1.72)	(0.21)
Diluted	(3.91)	(0.58)	(1.72)	(0.21)
Other comprehensive income (loss), net of tax:
Effective portion of changes in fair value of cash flow hedges	12	(124)	(99)	(111)
Fair value of cash flow hedges transferred to the income statement	(13)	119	88	117
Changes in excluded components of fair value hedge	5	(1)	4	(1)
Foreign exchange (loss) gain on net investment hedges	(66)	27	(110)	56
Foreign exchange (loss) gain on translation of the net assets of foreign currency denominated entities	(82)	570	1,064	325
Other comprehensive (loss) income	(144)	591	947	386
Other comprehensive (loss) income attributable to Flutter shareholders	(181)	599	866	408
Other comprehensive income (loss) attributable to non-controlling interest and redeemable non-controlling interest	37	(8)	81	(22)
Total comprehensive (loss) income	$(933)	$477	$530	$392
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS
($ in millions except share amounts)

		Ordinary shares
	Redeemable non- controlling interests	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss)	Retained earnings	Total Flutter shareholders’ equity	Non- controlling interests	Total equity	Net Income
Balance as of December 31, 2024	$1,808	177,895,367	$36	$1,611	$(1,927)	$9,573	$9,293	$166	$9,459
Net income	46	—	—	—	—	283	283	6	289	335
Adjustment of redeemable non-controlling interest to fair value	(122)	—	—	—	—	122	122	—	122
Shares issued on exercise of employee share options	—	182,515	0	3	—	—	3	—	3
Equity-settled transactions – expense recorded in the income statement	—	—	—	56	—	—	56	—	56
Repurchase of shares	—	(890,999)	0	—	—	(230)	(230)	—	(230)
Dividend distributed to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	5	—	—	—	336	—	336	5	341
Balance as of March 31, 2025	$1,737	177,186,883	$36	$1,670	$(1,591)	$9,748	$9,863	$173	$10,036
Net (loss) income	(74)	—	—	—	—	105	105	6	111	37
Adjustment of redeemable non-controlling interest to fair value	300	—	—	—	—	(300)	(300)	—	(300)
Shares issued on exercise of employee share options	—	312,002	0	3	—	—	3	—	3
Equity-settled transactions – expense recorded in the income statement	—	—	—	70	—	—	70	—	70
Settlement of liability-classified share-based awards in equity	—	121,770	0	29	—	—	29	—	29
Acquisition of NSX	256	—	—	38	—	—	38	—	38
Repurchase of shares	—	(1,249,950)	0	—	—	(304)	(304)	—	(304)
Dividend distributed to non-controlling interests	—	—	—	—	—	—	—	(5)	(5)
Other comprehensive income	17	—	—	—	711	—	711	17	728
Balance as of June 30, 2025	$2,236	176,370,705	$36	$1,810	$(880)	$9,249	$10,215	$191	$10,406

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS (continued)
($ in millions except share amounts)

				Ordinary shares
	Redeemable non- controlling interests			Shares		Amount		Additional paid-in capital	Accumulated other comprehensive (loss)	Retained earnings	Total Flutter shareholders’ equity	Non- controlling interests	Total equity	Net Income
Net (loss) income	(107)			—		—		—	—	(690)	(690)	8	(682)	(789)
Adjustment of redeemable non-controlling interest to fair value	(59)			—		—		—	—	1	1	—	1
Shares issued on exercise of employee share options	—			298,643		0		1	—	—	1	—	1
Equity-settled transactions – expense recorded in the income statement	—			—		—		60	—	—	60	—	60
Acquisition of redeemable non-controlling interests	(1,620)			—		—		58	—	—	58	—	58
Repurchase of shares	—			(769,687)		0		—	—	(220)	(220)	—	(220)
Dividend distributed to non-controlling interests	(2)			—		—		—	—	—	—	(9)	(9)
Other comprehensive income (loss)	37			—		—		—	(181)	—	(181)	0	(181)
Balance as of September 30, 2025	$485	—	—	175,899,661	—	$36	—	$1,929	$(1,061)	$8,340	$9,244	$190	$9,434

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS (continued)
($ in millions except share amounts)

		Ordinary shares
	Redeemable non- controlling interests	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Flutter shareholders’ equity	Non- controlling interests	Total equity	Net Income
Balance as of December 31, 2023	$1,152	177,008,649	$36	$1,385	$(1,483)	$10,106	$10,044	$172	$10,216
Net income (loss)	15	—	—	—	—	(196)	(196)	4	(192)	(177)
Adjustment of redeemable non-controlling interest to fair value	216	—	—	—	—	(216)	(216)	—	(216)
Shares issued on exercise of employee share options	—	436,546	0	14	—	—	14	—	14
Equity-settled transactions – expense recorded in the income statement	—	—	—	40	—	—	40	—	40
Acquisition of redeemable non-controlling interests	89	—	—	—	—	—	—	—	—
Other comprehensive (loss)	(10)	—	—	—	(186)	—	(186)	(2)	(188)
Balance as of March 31, 2024	$1,462	177,445,195	$36	$1,439	$(1,669)	$9,694	$9,500	$174	$9,674
Net income	33	—	—	—	—	261	261	3	264	297
Adjustment of redeemable non-controlling interest to fair value	(63)	—	—	—	—	63	63	—	63
Shares issued on exercise of employee share options	—	236,711	0	7	—	—	7	—	7
Equity-settled transactions – expense recorded in the income statement	—	—	—	57	—	—	57	—	57
Dividend distributed to non-controlling interests	—	—	—	—	—	—	—	(6)	(6)
Other comprehensive (loss)	—	—	—	—	(5)	—	(5)	(2)	(7)
Balance as of June 30, 2024	$1,432	177,681,906	$36	$1,503	$(1,674)	$10,018	$9,883	$169	$10,052

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS (continued)
($ in millions except share amounts)

		Ordinary shares
	Redeemable non- controlling interests	Shares		Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Flutter shareholders’ equity	Non- controlling interests	Total equity	Net Income
Net (loss) income	(15)	—	—	—	—	—	(103)	(103)	4	(99)	(114)
Adjustment of redeemable non-controlling interest to fair value	187	—	—	—	—	—	(187)	(187)	—	(187)
Shares issued on exercise of employee share options	—	142,437	0	0	—	—	—	—	—	—
Equity-settled transactions – expense recorded in the income statement	—	—	—	—	53	—	—	53	—	53
Dividend distributed to non-controlling interests	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income (loss)	—	—	—	—	—	599	—	599	(8)	591
Balance as of September 30, 2024	$1,604	177,824,343	36	$36	$1,556	$(1,075)	$9,728	$10,245	$161	$10,406
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(417)	$6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,082	827
Impairment loss	559	—
Change in fair value of derivatives	(11)	4
Non-cash interest expense, net	87	28
Non-cash operating lease expense	106	96
Unrealized foreign currency exchange gain, net	(60)	(24)
Loss on disposals	1	6
Share-based compensation – equity classified	186	149
Share-based compensation – liability classified	14	4
Other (income) expense, net	(250)	216
Deferred tax benefit	(5)	(117)
Loss on extinguishment	23	5
Change in contingent consideration	—	(3)
Change in operating assets and liabilities:
Player deposits	117	16
Accounts receivable	31	6
Prepaid expenses and other current assets	(29)	(29)
Accounts payable	47	(18)
Other liabilities	(385)	(198)
Player deposit liability	(244)	81
Operating leases liabilities	(96)	(105)
Net cash provided by operating activities	756	950
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(69)	(87)
Purchases of intangible assets	(105)	(149)
Capitalized software	(313)	(246)
Acquisitions, net of cash acquired	(2,688)	(160)
Proceeds from disposal of intangible assets	5	—
Cash settlement of derivatives designated in net investment hedge	35	(5)
Net cash used in investing activities	(3,135)	(647)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of ordinary share upon exercise of options	7	21
Proceeds from issuance of long-term debt (net of transactions costs with lenders)	10,084	1,684
Transaction costs with third parties from issuance of long-term debt	(20)	—
Repayment of long-term debt	(5,054)	(1,939)
Acquisition of redeemable non-controlling interests	(1,620)	—
Distributions to non-controlling interests	(20)	(10)
Payment of contingent consideration	(16)	—
Repurchase of ordinary shares and taxes withheld and paid on employee share awards	(844)	—
Net cash provided by (used in) financing activities	2,517	(244)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	138	59
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	3,509	3,271
Effect of foreign exchange on cash, cash equivalents and restricted cash	87	80
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period:	3,734	3,410
CASH, CASH EQUIVALENTS AND RESTRICTED CASH comprise of:
Cash and cash equivalents	$1,727	$1,483
Cash and cash equivalents - restricted	68	56
Player deposits - cash & cash equivalents	1,939	1,871
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period:	$3,734	$3,410
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	321	343
Income tax paid (net of refunds)	326	178
Operating cash flows from operating leases	124	124

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Nine months ended September 30,
	2025	2024
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of intangible assets with accrued expense	52	—
Capitalized software with accrued expense	23	—
Purchase of property and equipment with accrued expense	9	—
Right of use assets obtained in exchange for new operating lease liabilities	28	140
Adjustments to lease balances as a result of remeasurement	40	28
Business acquisitions (including contingent consideration)	331	2
Non-cash issuance of common stock upon exercise of options	29	—
Non-cash transaction costs on issuance of long-term debt	8	—
Dilapidation provision	10	—
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Flutter Entertainment plc (the “Company” or “Flutter”) and its subsidiaries (together referred to as the “Group”) is a global online sports betting and iGaming entity, operating some of the world’s most innovative, diverse and distinctive online sports betting and gaming brands such as FanDuel, Sky Betting & Gaming, Sportsbet, PokerStars, Paddy Power, Sisal, tombola, Betfair, TVG, Adjarabet, MaxBet, Snai and Betnacional. As of September 30, 2025, the Group offers its products in around 100 countries. The Company is a public limited company incorporated and domiciled in the Republic of Ireland with operational headquarters in New York.
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
Use of Estimates — During the second quarter of fiscal 2025, the Group completed a review of the useful lives of customer relationships as a consequence of certain platform integration initiatives. The Group revised the remaining estimated useful lives of PokerStars’ and Sky Betting & Gaming’s customer relationships from 16 to 8 years and from 16 to 11 years, respectively, effective April 1, 2025. The Group accounted for the change in estimated remaining useful lives as a change in estimate under ASC 250 “Accounting Changes and Error Corrections”. The impact of the change in estimate was accounted for prospectively effective as of April 1, 2025, resulting in an increase in depreciation and amortization expense of $56 million ($51 million after tax, or a decrease of $0.29 per diluted share) and $91 million ($83 million after tax, or a decrease of $0.47 per diluted share) for the three and nine months ended September 30, 2025, respectively. The change in the useful lives is expected to increase depreciation and amortization expense by $150 million ($137 million after tax), $143 million ($130 million after tax), and $88 million ($82 million after tax) for the years ending December 31, 2025, 2026, and 2027, respectively.
Recent Accounting Pronouncements Adopted
In the nine months ended September 30, 2025, the Group adopted Accounting Standards Update (“ASU”) 2024-01, Compensation – Stock Compensation (Topic 718): which clarifies how an entity determines whether a profit interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The Group has assessed the impact of ASU 2024-01 and the adoption of this new standard did not have a material effect on the Group's consolidated financial condition, results of operations or cash flows.
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
In September 2025, the FASB issued ASU 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which implements improvements to the internal-use software guidance. The ASU’s amendments are effective for fiscal years beginning after December 15, 2027 and interim reporting periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted at the beginning of an annual reporting period. The Group is currently assessing the timing of adoption and the potential impacts of ASU 2025-06.
3. SEGMENTS AND DISAGGREGATION OF REVENUE
Effective from the first quarter of 2025, the Group has realigned its internal organizational structure, and as a result of this realignment, the Group updated its reportable segments to have two reportable segments:
•U.S.; and
•International (which includes what was formerly the UKI, International and Australia segments)
Segment results for the three and nine months ended September 30, 2024, have been revised to reflect the change in reportable segments.
The Group’s chief operating decision maker (“CODM”) is the Group’s Chief Executive Officer.
The CODM uses Adjusted EBITDA to allocate resources for each operating segment predominantly in the annual budget and forecasting process. The CODM evaluates performance based on the Adjusted EBITDA of each operating segment by comparing actual results to previously forecasted financial information on a monthly basis. Adjusted EBITDA of each segment is defined as net income (loss) before income taxes; other (expense) income, net; interest expense, net; depreciation and amortization; transaction fees and associated costs; restructuring and integration costs; legal settlements; impairment of property and equipment, intangible assets, right-of-use assets and goodwill and share-based compensation charge.
The Group manages its assets on a total company basis, not by operating segment. Therefore, the CODM does not regularly review any asset information by operating segment and accordingly, the Group does not report asset information by operating segment.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables present the Group’s segment information:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Revenue
U.S.
Sportsbook	$783	$822	$3,136	$2,907
iGaming	530	368	1,509	1,083
Other	55	60	180	197
U.S. segment revenue	1,368	1,250	4,825	4,187
International
Sportsbook	982	887	2,903	2,784
iGaming[1]	1,369	1,043	3,687	3,046
Other	75	68	231	239
International segment revenue	2,426	1,998	6,821	6,069
Total reportable segment revenue	$3,794	$3,248	$11,646	$10,256
1.iGaming revenue includes iGaming, Poker and Lottery.
The following table presents the International segment disaggregated revenue:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
UKI [1]	$853	$846	$2,671	$2,635
Southern Europe and Africa [2]	743	370	1,848	1,154
Asia Pacific [3]	363	413	1,078	1,156
Central and Eastern Europe [4]	151	132	429	382
Brazil [5]	87	17	140	51
Other regions [6]	229	220	655	691
Total International segment revenue	$2,426	$1,998	$6,821	$6,069
1.UKI represents Sky Bet, Paddy Power and Betfair UK and Ireland operations as well as the tombola brand.
2.Southern Europe and Africa comprises the Italian operations of our Sisal, Snai (effective from acquisition date) and PokerStars brands as well as Sisal’s business in Turkey and Morocco.
3.Asia Pacific includes our Sportsbet business in Australia and Junglee in India (until August 22, 2025).
4.Central and Eastern Europe comprises Adjarabet in Georgia and Armenia together with MaxBet in Serbia, Bosnia Herzegovina, North Macedonia and Montenegro.
5.Brazil reflects our Betfair and Betnacional (effective from acquisition date) operations in the region.
6.Other regions comprises PokerStars’ non-Italian operations and Betfair’s non-Brazilian business.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The information below summarizes revenue from external customers by country for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
U.S.	$1,330	$1,235	$4,697	$4,129
UK	767	765	2,415	2,395
Italy	694	346	1,701	1,082
Australia	336	371	965	1,049
Ireland	73	72	225	225
Rest of the world	594	459	1,643	1,376
Total revenue	$3,794	$3,248	$11,646	$10,256
The information below shows the reconciliation of reportable segment Adjusted EBITDA to (loss) income before income taxes for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
U.S.	$51	$58	$612	$344
International	505	461	1,614	1,508
Reportable segment Adjusted EBITDA	556	519	2,226	1,852
Unallocated corporate overhead [1]	(78)	(69)	(213)	(150)
Depreciation and amortization	(419)	(258)	(1,082)	(827)
Share-based compensation expense	(71)	(53)	(200)	(153)
Transaction fees and associated costs [2]	(204)	—	(224)	(45)
Restructuring and integration costs [3]	(59)	(42)	(170)	(87)
Other income (expense), net	152	(122)	294	(207)
Interest expense, net	(152)	(105)	(347)	(325)
Impairment [4]	(559)	—	(559)	—
(Loss) income before income taxes	$(834)	$(130)	$(275)	$58
1.Unallocated corporate overhead includes shared technology, research and development, sales and marketing, and general and administrative expenses that are not allocated to specific segments.
2.During three months ended September 30, 2025, transaction costs of $204 million primarily relate to the Boyd market access payment. During the nine months ended September 30, 2025, transaction costs of $224 million mainly relate to the Boyd market access payment and the Snai and NSX acquisitions. During the nine months ended September 30, 2024, advisory fees of $45 million primarily relate to implementation of internal controls, information system changes and other strategic advisory fees related to the change in the primary listing of the Group.
3.During the three and nine months ended September 30, 2025, costs of $59 million and $170 million, respectively, (three and nine months ended September 30, 2024: $42 million and $87 million, respectively) primarily relate to various restructuring, acquisition integration and other strategic initiatives to drive synergies. The programs are expected to run until 2027. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. It also includes business process re-engineering cost, planning and design of target operating models for the Group's enabling functions and discovery and planning related to the Group's anticipated migration to a new enterprise resource planning system. The costs primarily include severance expenses, advisory fees and temporary staffing costs.
4.During the three and nine months ended September 30, 2025, impairment of $559 million is mainly related to Junglee. The Promotion and Regulation of Online Gaming Act, 2025 (the “Act”), which was passed by the Indian Parliament and received Presidential assent on August 22, 2025, bans all forms of online real money gaming in India. As a result of the Act, from August 22, 2025, Junglee Games Inc (“Junglee,” “Junglee Games”) ceased offering all real-money games in India. The Junglee impairment charge is $556 million before income taxes. The assets impaired substantially consists of goodwill of $517 million, acquired and developed intangibles of $32 million and other long-lived assets of $7 million. The $517 million of goodwill impaired is not deductible for tax purposes, and therefore there is no income tax benefit. Income tax impacts arising for acquired and developed intangibles and other long-lived assets are not material.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table shows the significant segment expense categories that are regularly provided to the CODM and included in segment profit and loss for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
U.S.
Revenue	$1,368	$1,250	$4,825	$4,187
Cost of sales[1]	(824)	(737)	(2,748)	(2,409)
Technology, research and development expenses[2]	(88)	(72)	(256)	(200)
Sales and marketing expenses[3]	(307)	(277)	(900)	(952)
General and administrative expenses[4]	(98)	(106)	(309)	(282)
Total U.S. adjusted EBITDA	51	58	612	344
International
Revenue	2,426	1,998	6,821	6,069
Cost of sales[1]	(1,168)	(901)	(3,152)	(2,657)
Technology, research and development expenses[2]	(109)	(105)	(311)	(310)
Sales and marketing expenses[3]	(413)	(347)	(1,098)	(1,022)
General and administrative expenses[4]	(231)	(184)	(646)	(572)
Total International adjusted EBITDA	$505	$461	$1,614	$1,508
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
The following table shows depreciation and amortization excluding amortization of acquired intangibles, and share-based compensation expenses excluding share-based compensation for the Group's executive management, finance, legal and compliance, and human resources functions by reportable segment that are regularly provided to the CODM for review for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
U.S.
Depreciation and amortization excluding amortization of acquired intangible	$31	$27	$90	$76
Share-based compensation expense	32	24	93	70
Total U.S.	63	51	183	146
International
Depreciation and amortization excluding amortization of acquired intangible	144	94	358	281
Share-based compensation expense	25	20	67	59
Total International	$169	$114	$425	$340

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. OTHER INCOME (EXPENSE), NET
The following table shows the detail of other income (expense), net for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Foreign exchange gain, net	$27	$31	$60	$21
Fair value gain (loss) on derivative instruments	11	(25)	11	(4)
Fair value gain on contingent consideration	—	—	—	3
Loss on settlement of long-term debt	(9)	—	(23)	(5)
Financing related fees not eligible for capitalization	(2)	—	(3)	—
Loss on disposals	(1)	(7)	(1)	(6)
Fair value gain (loss) on Fox Option liability	126	(121)	250	(214)
Fair value loss on investment	—	—	—	(2)
Total other income (expense), net	$152	$(122)	$294	$(207)
5. INTEREST EXPENSE, NET
The following table shows the detail of interest expense, net for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Interest and amortization of debt discount and expense on long-term debt, bank guarantees	$(167)	$(123)	$(398)	$(371)
Other interest expense	(3)	(3)	(7)	(7)
Interest income	18	21	58	53
Interest expense, net	$(152)	$(105)	$(347)	$(325)
6. INCOME TAXES
The provision for income taxes for the three and nine months ended September 30, 2025 is based on our projected annual effective tax rate for fiscal 2025, adjusted for specific items that are required to be recognized in the interim period in which they are incurred. The Group’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes.
The Group’s effective income tax rate was 5.4% for the three months ended September 30, 2025, compared with an effective tax rate of 12.3% for the three months ended September 30, 2024. The Group’s effective income tax rate was (51.6)% for the nine months ended September 30, 2025, compared to 89.7% for the nine months ended September 30, 2024. The change in the effective tax rate for these periods is primarily due to the net impact of jurisdictional mix of earnings, utilization of U.S. federal deferred tax assets in fiscal 2024, withholding tax on earnings planned to be repatriated, and discrete items. The discrete items primarily comprised of the change in the fair value gain (loss) on the Fox Option liability, deferred tax expense arising from the PokerStars transformation, the Junglee goodwill impairment which is non-deductible for tax purposes, loss making jurisdictions for which no tax benefit is recognized, income tax expense resulting from the reorganization of our Betfair Brazil business, and an increase in our liabilities for various unrecognized tax benefits.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S., which includes a broad range of tax reform provisions, including but not limited to, allowing the immediate expensing of qualifying domestic research and development expenses, which we expect will reduce fiscal 2025 cash tax expenses, and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The OBBBA does not have a material impact on our estimated annual effective tax rate for the three months ended September 30, 2025.
As previously reported, we have received a discovery assessment from His Majesty’s Revenue and Customs authority (“HMRC”) relating to an intragroup transfer of intellectual property from the United Kingdom to United States for the year ended December 31, 2020. As of September 30, 2025, we are in the process of appealing this assessment and previously recognized a unrecognized tax benefit for the estimated settlement which is included in Other non-current liabilities in the Condensed Consolidated Balance Sheets. We do not expect to resolve this matter in the near term and will continue to reassess the recognition and measurement criteria of the tax position. While the Group believes that we have strong arguments, there can be no assurance this matter will be resolved favorably.
Each year the Group files hundreds of tax returns in various national, state, and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. The Group has ongoing income tax audits in various jurisdictions and evaluates tax positions that may be challenged by tax authorities in accordance with accounting for income taxes and accounting for uncertainty in income taxes. As of September 30, 2025, we have recorded an additional $16 million of income tax expense related to various unrecognized tax benefits and $10 million of interest and penalties.
Effective from fiscal 2024, the Organization for Economic Co-operation and Development (OECD) Global Anti-Abuse Erosion (GLoBE) rules under Pillar Two have been enacted by various countries in which the Group operates. The Group currently does not expect a material impact to the effective tax rate in connection with Pillar Two for the current year ending December 31, 2025.
7. LOSS PER SHARE
The following table sets forth the computation of the Group’s basic and diluted net loss per ordinary share attributable to the Group:

	Three months ended September 30,		Nine months ended September 30,
($ in millions except per share amounts)	2025	2024	2025	2024
Numerator
Net (loss) income	(789)	(114)	(417)	6
Net (loss) income attributable to non-controlling interests and redeemable non-controlling interests	(29)	5	(14)	27
Adjustment of redeemable non-controlling interest to redemption value	(70)	(16)	(101)	17
Net loss attributable to Flutter shareholder – basic and diluted	(690)	(103)	(302)	(38)

Denominator
Basic weighted average outstanding shares	176	178	175	178
Effective of dilutive stock awards	—	—	—	—
Diluted weighted average outstanding shares	176	178	175	178

Loss per share
Basic	$(3.91)	$(0.58)	$(1.72)	$(0.21)
Diluted	$(3.91)	$(0.58)	$(1.72)	$(0.21)

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The number of options excluded from the diluted weighted average number of ordinary share calculation due to their effect being anti-dilutive as the assumed proceeds were greater than the average market price was 1,908,444 and 1,682,313 for the three and nine months ended September 30, 2025, respectively (2,023,140 and 1,846,515 for the three and nine months ended September 30, 2024, respectively).
8. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2025 and 2024:

($ in millions)	Fair value hedges	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of June 30, 2025	$(2)	$4	$(1)	$(881)	$(880)
Other comprehensive income (loss) before reclassifications	5	12	—	(185)	(168)
Amounts reclassified from accumulated other comprehensive loss	—	(13)	—	—	(13)
Net current period other comprehensive income (loss)	5	(1)	—	(185)	(181)
Balance as of September 30, 2025	$3	$3	$(1)	$(1,066)	$(1,061)

($ in millions)	Fair value hedges	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of December 31, 2024	$(1)	$14	$(1)	$(1,939)	$(1,927)
Other comprehensive income (loss) before reclassifications	1	(99)	(1)	873	774
Amounts reclassified from accumulated other comprehensive income	3	88	1	—	92
Net current period other comprehensive income (loss)	4	(11)	—	873	866
Balance as of September 30, 2025	$3	$3	$(1)	$(1,066)	$(1,061)

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in millions)	Fair value hedges	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of June 30, 2024	$—	$5	$(1)	$(1,678)	$(1,674)
Other comprehensive (loss) income before reclassifications	(1)	(124)	—	605	480
Amounts reclassified from accumulated other comprehensive income	—	119	—	—	119
Net current period other comprehensive (loss) income	(1)	(5)	—	605	599
Balance as of September 30, 2024	$(1)	$—	$(1)	$(1,073)	$(1,075)

($ in millions)	Fair value hedges	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of December 31, 2023	$—	$(6)	$(1)	$(1,476)	$(1,483)
Other comprehensive (loss) income before reclassifications	(1)	(111)	—	403	291
Amounts reclassified from accumulated other comprehensive income	—	117	—	—	117
Net current period other comprehensive (loss) income	(1)	6	—	403	408
Balance as of September 30, 2024	$(1)	$—	$(1)	$(1,073)	$(1,075)
9. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of September 30, 2025, and December 31, 2024:

($ in millions)	As of September 30, 2025	As of December 31, 2024
Prepayments and accrued income	$343	$267
Derivative financial assets	70	41
Income taxes receivable	240	119
Value-added tax and goods and services tax	56	54
Other receivables	155	126
Total prepaid expenses and other current assets	$864	$607

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following as of September 30, 2025, and December 31, 2024:

($ in millions)	As of September 30, 2025	As of December 31, 2024
Accrued expenses	$1,045	$980
Betting duty, excise tax, data rights, and racefield fees	604	430
Employee benefits and social security	417	455
Liability-classified share-based awards	18	31
Sports betting open positions	125	120
Derivative financial liabilities	106	10
Income taxes payable	9	29
Loss contingencies	77	78
Value-added tax and goods and services tax	41	61
Contingent and deferred consideration	6	18
Total other current liabilities	$2,448	$2,212
Loss contingencies include accruals related to regulatory investigations and proceedings including those relating to gaming taxes to the extent to which they may apply to our business and industry.
The Group includes the contract liability in relation to sports betting open positions in the Condensed Consolidated Balance Sheets. The contract liability balance was as follows:

As of September 30, 2025
($ in millions)
Contract liability, beginning of the period	120
Contract liability, end of the period [1]	126
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
During the second quarter of 2025, upon the completion of the Snai acquisition, Snai became part of the Southern Europe and Africa reporting unit. Upon the completion of the NSX acquisition, a new reporting unit of Brazil was formed, comprising Betfair Brazil and Betnacional. Betfair Brazil was previously included in the UKI reporting unit.
As of September 30, 2025, the provisional goodwill from the Snai acquisition was $1,505 million, and the provisional goodwill from NSX acquisition was $414 million.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the third quarter of 2025, the Group recognized a goodwill impairment of $517 million attributable to the Junglee reporting unit. The Promotion and Regulation of Online Gaming Act, 2025 (the “Act”), which was passed by the Indian Parliament and received Presidential assent on August 22, 2025, bans all forms of online real money gaming in India. As a result of the Act, from August 22, 2025, Junglee ceased offering all real-money games in India. Given there were no other viable commercial operations in the Junglee reporting unit at this time, the goodwill balance related to the Junglee reporting unit was fully impaired.
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
The following table summarizes the provisional purchase price allocation and fair value of the assets and liabilities acquired in the Snai acquisition:

($ in millions)	As of April 30, 2025
Cash and cash equivalents	$232
Player deposits – cash and cash equivalents	24
Cash and cash equivalents – restricted	19
Accounts receivable, net	80
Prepaid expenses and other current assets	55
Property and equipment, net	120
Operating lease right-of-use assets	36
Intangible assets, net	1,437
Other non-current assets	6
Total identifiable assets acquired	2,009
Liabilities assumed:
Accounts payable	53
Player deposit liability	24
Other current liabilities	298
Operating lease liabilities	36
Other non-current liabilities	70
Deferred tax liabilities	400
Total liabilities assumed:	881
Net assets acquired (a)	1,128
Purchase consideration (b) (satisfied by cash)	2,633
Goodwill (b) – (a)	$1,505
Included within the intangible assets was a provisional amount of $1,437 million of separately identifiable intangible assets, net comprising trademarks, online customer relationships, point of sale network, licenses, and technology acquired as part of the acquisition, with the additional effect of a deferred tax liability of $407 million arising from book and tax basis differences generated upon the acquisition. The book value approximated to the fair value on the remaining assets as all amounts are expected to be recoverable.
The provisional fair value of trademarks identified amounted to $717 million and was estimated using the Relief from Royalty Method. Significant assumptions included: (i) royalty rate of 6.5% applied to the projected revenues for the remaining useful life of the trademarks to estimate the royalty savings and (ii) a discount rate of 12.5%. Trademarks are amortized over their expected useful economic life of 20 years.

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
Acquisition-related costs of $18 million were included in general and administrative expenses in the Group’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2025. The acquisition-related costs incurred during the three months ended September 30, 2025 and the three and nine months ended September 30, 2024 were not material.
The gross contractual amount for accounts receivable and other receivables due is $166 million, with a loss allowance of $30 million recognized on acquisition.
The goodwill created by the acquisition is generally not deductible for tax purposes. Key factors that made up the goodwill included expected synergies from the combination of operations, products and the knowledge and experience of the acquired workforce. The goodwill has been allocated to the International segment and the Southern Europe and Africa reporting unit.
During the third quarter of 2025, based on the additional information obtained, the Group recorded a measurement period adjustment to reclassify asset held for sale of $22 million to property and equipment and to reclassify a liability held for sale of $1 million to other non-current liabilities. The depreciation expenses that would have been recognized in previous periods if the adjustment to provisional amounts were recognized as of the acquisition date were not material to the Group’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025.
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
Since the date of acquisition to September 30, 2025, Snai contributed revenue of $507 million and $13 million of net income to the results of the Group.
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

	Three months ended September 30,	Nine months ended September 30,
($ in millions)	2024	2025	2024
Revenue	$3,530	$12,075	$11,155
Net loss	$(149)	$(429)	$(129)
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
•New debt financing required to complete the acquisition of Snai is assumed to have occurred on January 1, 2024. The additional interest expense recognized is calculated, together with the associated hedge impact and the amortization of related debts issuance costs. For the new debt at floating rate, we have assumed the actual three months SOFR rates for third quarter 2025 was constant from January 1, 2024 to April 29, 2025.
•Transaction fees and associated costs related to the Snai acquisition are assumed to have been incurred prior to or soon after the acquisition date of January 1, 2024, and are presented as an expense for the nine months ended September 30, 2024.
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

The provisional fair value of assets and liabilities acquired was $264 million which comprised of identifiable intangible assets of $398 million consisting primarily of $123 million of trademark, $37 million of developed technology and $238 million of online customer relationships. As of September 30, 2025, the accounting for this acquisition was provisional, and the measurements of fair value for certain assets and liabilities may be subject to change as additional information is received. The Group expects to finalize the valuation as soon as practicable, but not later than one year from acquisition date.

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

Acquisition-related costs during the three and nine months ended September 30, 2025 and September 30, 2024 were not material and are included in the general and administrative expenses in the Group’s Condensed Consolidated Statements of Comprehensive Income (Loss).

Since the date of acquisition to September 30, 2025, the revenue and net loss after tax contributed by NSX to the results of the Group are not material.
13. LONG-TERM DEBT
The Group’s debt comprised of the following:

	As of September 30, 2025		As of December 31, 2024
	Principal outstanding balance in currency of debt (in millions)	Outstanding Balance ($ in millions)	Principal outstanding balance in currency of debt (in millions)	Outstanding Balance ($ in millions)
TLA/TLB/RCF Agreement
GBP First Lien Term Loan A due 2028	£1,034	$1,390	£1,034	$1,295
EUR First Lien Term Loan A due 2028	€380	446	€380	395
USD First Lien Term Loan A due 2028	$166	166	$166	166
USD First Lien Term Loan B due 2030	$3,846	3,847	€3,875	3,876
GBP Revolving Credit Facility due 2028	£245	329	£—	—
USD First Lien Term Loan B due 2032	$1,247	1,247
Senior Secured Notes
EUR Senior Secured Notes due 2029	€500	602	500	524
USD Senior Secured Notes due 2029	$525	540	525	532
EUR Senior Secured Notes due 2031	€850	1,010	—	—
USD Senior Secured Notes due 2031*	$1,625	1,660	—	—
GBP Senior Secured Notes due 2031	£700	960	—	—
Total debt principal including accrued interest		12,197		6,788
Less: unamortized debt issuance costs		(98)		(52)
Total debt		12,099		6,736
Less: current portion of long-term debt		(146)		(53)
Total long-term debt		$11,953		$6,683

*Includes net fair value basis adjustment related to receive-fixed, pay variable interest rate swap agreements designated as fair value hedges.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of September 30, 2025, the contractual principal repayments of the Group’s outstanding borrowings, excluding accrued interest, amount to the following:

($ in millions)
2025	$13
2026	52
2027	52
2028	2,383
2029	1,164
Thereafter	8,437
Total	$12,101
During the nine months ended September 30, 2025, the Group has drawn £560 million ($750 million) (September 30, 2024: $126 million) and repaid £315 million ($427 million) (September 30, 2024: $851 million) under the GBP revolving credit facility. The Group had an undrawn revolving credit commitment of $1.14 billion (£0.85 billion) as of September 30, 2025 (December 31, 2024: $1.32 billion (£1.05 billion)), of which $13 million (£10 million) (December 31, 2024: $13 million (£10 million)) was reserved for issuing guarantees.
During the nine months ended September 30, 2025, the Group issued senior secured notes through its wholly owned subsidiary, Flutter Treasury DAC (the “Issuer”) as follows (collectively, the “2031 Notes”):
•$1,625 million USD-denominated 5.875% senior secured notes (“USD Notes”),
•€850 million EUR-denominated 4.000% senior secured notes (“EUR Notes”), and
•£700 million GBP-denominated 6.125% senior secured notes (“GBP Notes”).
The 2031 Notes bear interest payable semi-annually in arrears.
Prior to April 15, 2027, the Group is entitled, at its option, to redeem all or a portion of the 2031 Notes at a redemption price equal to 100% of the principal amount of 2031 Notes being redeemed, plus accrued and unpaid interest and additional amounts, if any, to but excluding the date of the redemption, plus a make-whole premium. In addition, prior to April 15, 2027, the Group is entitled to redeem up to 40% of the aggregate principal amount of each series of 2031 Notes using the net cash proceeds from certain equity offerings at a price equal to 105.875% of the principal amount of the USD Notes, 104% of the principal amount of the EUR Notes and 106.125% of the principal amount of the GBP Notes being redeemed, plus accrued and unpaid interest and additional amounts, if any, to but excluding the date of the redemption, subject to certain conditions set forth in the Indenture that governs the 2031 Notes. Furthermore, at any time prior to April 15, 2027, the Group is entitled, during each twelve month period commencing April 15, 2027, to redeem up to 10% of the aggregate principal amount of each series of 2031 Notes at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest and additional amounts, if any, to but excluding, the date of redemption. On or after April 15, 2027, the Group may redeem some or all of the 2031 Notes at redemption prices as set forth in the Indenture that governs the 2031 Notes.
The Group also entered into the Third Incremental Assumption Agreement and the Fourth Incremental Assumption Agreement (together “the Incremental Assumption Agreements”), amending its existing Credit Agreement dated November 24, 2023. These amendments provided for an additional $1,250 million of Term Loan B borrowings, and increased the aggregate principal amount available under the revolving credit facility under the Credit Agreement by £50 million. The Term Loan B borrowings provided by the Incremental Assumption Agreements:
•mature on June 4, 2032;
•bear interest, at the Borrower’s option, at either (i) Adjusted Term SOFR + 2.00% (subject to a 0.50% floor) or (ii) ABR + 1.00% (subject to a 1.00% ABR floor); and,
•require quarterly amortization of 0.25% of the original principal amount, with the remaining balance due at maturity.
The 2031 Notes are senior secured obligations of the Issuer and are guaranteed on a senior secured basis by the Group and certain of its subsidiaries (collectively, the “Guarantors”), who are also obligors under the Group’s senior secured credit facilities.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Group incurred total issuance costs of $55 million in connection with the 2031 Notes and the Incremental Assumption Agreements. These costs were recorded as a direct deduction from the carrying amount of the related debt and are amortized over the respective terms using the effective interest method.
In connection with the repayment of the Bridge Credit Agreement dated April 29, 2025 and the Bridge Credit Agreement dated July 10, 2025, the Group recognized a loss on extinguishment of debt of $9 million and $23 million for the three and nine months ended September 30, 2025, which consisted of unamortized debt issuance costs.
As of September 30, 2025, the Group was in compliance with all debt covenants.
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
Cash flow hedges
Interest rate and foreign currency risk arising from a portion of the Group’s floating interest rate USD First Lien Term Loan B maturing in 2030 and 2032, along with foreign currency risk arising from the Group’s fixed rate USD Senior Secured Notes maturing in 2029 are managed using interest rate swaps and cross-currency interest rate swaps, which are designated as cash flow hedges with the objective of reducing the volatility of interest expense and foreign currency gains and losses in the case of the USD First Lien Term Loan B and foreign currency risk in case of fixed rate USD Senior Secured Notes.
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
The following table summarizes the Group's outstanding derivative instruments designated as cash flow hedges:

		As of September 30, 2025		As of December 31, 2024
	Hedged Item	Notional ($ in millions)	Expiration date	Notional ($ in millions)	Expiration date
Cross-currency interest rate swaps	USD Term Loan B	—	—	689	June 30, 2025
Cross-currency interest rate swaps	USD Senior Secured Notes	525	April 15, 2026	525	April 15, 2026
Interest rate swaps	USD Term Loan B	1,451	December 31, 2025 to September 30, 2026	1,949	June 30, 2025 to September 30, 2026
Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the gains (losses) of the Company’s designated cash flow hedges for the three and nine months ended September 30, 2025 and 2024:

	Amount of (loss) gain recognized in OCI		Location of loss (gain) recognized from AOCI into income (loss)	Amount of loss (gain) reclassified from AOCI into net income (loss)
	Three Months Ended September 30,
($ in millions)	2025	2024		2025	2024
Cross-currency interest rate swaps	11	(118)	Interest expense, net	0	0
			Other income (expense), net*	(10)	116
Interest rate swaps	1	(6)	Interest expense, net	(3)	3
Total	12	(124)		(13)	119

	Amount of (loss) gain recognized in OCI		Location of loss (gain) recognized from AOCI into income (loss)	Amount of loss (gain) reclassified from AOCI into net income (loss)
	Nine Months Ended September 30,
($ in millions)	2025	2024		2025	2024
Cross-currency interest rate swaps	(97)	(109)	Interest expense, net	3	2
			Other income (expense), net*	94	108
Interest rate swaps	(2)	(2)	Interest expense, net	(9)	7
Total	(99)	(111)		88	117
* Included in foreign exchange gain, net, which is a component of other income (expense), net.
The Group expects to reclassify a gain of $3 million from accumulated other comprehensive income (loss) into earnings within the next 12 months.
Fair value hedge
Cross-currency interest rate swaps
Foreign currency risk arising from a portion of the Group's floating rate USD First Lien Term Loan B and USD Senior Secured Notes are managed using receive fixed rate, pay fixed rate or receive variable rate, pay variable rate cross-currency interest rate swaps with the objective of reducing the volatility of foreign currency gains and losses.
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

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Group excludes the cross-currency basis spread in the swap from the hedge effectiveness assessment and recognizes the excluded component into earnings through the periodic interest settlements on the swap. The following table summarizes the Group's outstanding derivative instruments designated as fair value hedges:

		As of September 30, 2025		As of December 31, 2024
	Hedged Item	Notional ($ in millions)	Expiration date	Notional ($ in millions)	Expiration date
Cross-currency interest rate swaps	USD Term Loan B	2,474	December 31, 2025 to June 30, 2027	1,425	June 30, 2025
Cross-currency interest rate swaps	USD Senior Secured Notes	1,625	December 31, 2025 to June 04, 2027	—	—
The following table summarizes the gains (losses) of the Group’s designated fair value hedges for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Amount of (loss) gain recognized in OCI		Location of loss (gain) recognized from AOCI into income (loss)	Amount of loss (gain) reclassified from AOCI into net income (loss)
	Excluded Component			Excluded Component
	Three Months Ended September 30,
	2025	2024		2025	2024
Cross-currency interest rate swaps	5	(1)	Other income (expense), net*	—	—
Total	5	(1)		—	—

	Amount of (loss) gain recognized in OCI		Location of loss (gain) recognized from AOCI into income (loss)	Amount of loss (gain) reclassified from AOCI into net income (loss)
	Excluded Component			Excluded Component
	Nine Months Ended September 30,
	2025	2024		2025	2024
Cross-currency interest rate swaps	1	(1)	Other income (expense), net*	3	—
Total	1	(1)		3	—
* Included in foreign exchange gain, net, which is a component of other income (expense), net.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Group recorded a foreign currency gain of $43 million and a foreign currency loss of $107 million in earnings for the three and nine months ended September 30, 2025, respectively, (three and nine months ended September 30, 2024: nil) which offset the foreign currency gain from the USD First Lien Term Loan B and USD Senior Secured Notes.
Interest rate swaps
Interest risk arising from changes in three month SOFR arising from the fixed rate senior secured notes due 2031 are managed using interest rate swaps that effectively convert the fixed rate senior secured notes into variable rate senior secured notes. Interest risk is eliminated by exchanging contractual amounts at interest rates determined at contract inception. The following table summarizes the Group's outstanding derivative instruments designated as fair value hedges:

		As of September 30, 2025		As of December 31, 2024
	Hedged Item	Notional ($ in millions)	Expiration date	Notional ($ in millions)	Expiration date
Interest rate swaps	USD Senior Secured Notes	813	December 31, 2025 to June 04, 2027	—	—
The following table presents amounts recorded in long-term debt in the Condensed Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges ($ in millions):

	As of September 30, 2025		As of December 31, 2024
	Carrying amount	Cumulative basis adjustment included in the carrying amount	Carrying amount	Cumulative basis adjustment included in the carrying amount
Long-term debt	1,010	3	—	—
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
The following table summarizes the hedging instruments designated in a net investment hedge and were considered highly effective:

	As of September 30, 2025		As of December 31, 2024
	Notional ($ in millions)	Expiration date	Notional ($ in millions)	Expiration date
Euro denominated debt	2,031	July 31, 2028 to June 04, 2031	919	July 31, 2028 to April 29, 2029
USD denominated debt	200	November 30, 2030	—	—
Cross-currency interest rate swaps	2,734	September 30, 2026 to June 30, 2027	830	June 30, 2025 to September 30, 2026

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Gains (losses) on derivatives designated as net investment hedges recognized in other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024 are summarized below (in millions):

	Gains (losses) recognized in OCI
	Three Months Ended September 30,
	2025	2024
Euro denominated debt	(32)	17
USD denominated debt	(4)	—
Cross-currency interest rate swaps	(30)	10
Total	(66)	27

	Gains (losses) recognized in OCI
	Nine Months Ended September 30,
	2025	2024
Euro denominated debt	(52)	37
USD denominated debt	8	—
Cross-currency interest rate swaps	(66)	19
Total	(110)	56
There were no amounts reclassified out of accumulated other comprehensive income pertaining to the net investment hedge during the three and nine months ended September 30, 2025 and 2024 as the Group has not sold or liquidated (or substantially liquidated) its hedged subsidiaries.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the fair value of derivatives as of September 30, 2025 and December 31, 2024:

($ in millions)	Derivative Assets				Derivative Liabilities
	As of September 30, 2025		As of December 31, 2024		As of September 30, 2025		As of December 31, 2024
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	$15	Prepaid expenses and other current assets	$7	Other current liabilities	$(41)	Other current liabilities	$(9)
Cross-currency interest rate swaps	Other non-current assets	—	Other non-current assets	5	Other non-current liabilities	—	Other non-current liabilities	—
Interest rate swaps	Prepaid expenses and other current assets	2	Prepaid expenses and other current assets	9	Other current liabilities	—	Other current liabilities	—
Interest rate swaps	Other non-current assets	—	Other non-current assets	5	Other non-current liabilities	—	Other non-current liabilities	—
Total derivatives designated as cash flow hedges		$17		$26		$(41)		$(9)

Derivatives designated as fair value hedges:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	$13	Prepaid expenses and other current assets	$2	Other current liabilities	$(30)	Other current liabilities	$—
Cross-currency interest rate swaps	Other non-current assets	25	Other non-current assets	82	Other non-current liabilities	—	Other non-current liabilities	—
Interest rate swaps	Other non-current assets	15	Other non-current assets	—	Other current liabilities	(12)	Other current liabilities	—
Interest rate swaps	Prepaid expenses and other current assets	12	Prepaid expenses and other current assets	—	Other non-current liabilities	—	Other non-current liabilities	—
Total derivatives not designated as hedging instruments		$65		$84		$(42)		$—

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Prepaid expenses and other current assets	$28	Prepaid expenses and other current assets	$23	Other current liabilities	$(21)	Other non-current liabilities	$—
Cross-currency interest rate swaps	Other non-current assets	$—	Other non-current assets	$—	Other non-current liabilities	$(85)	Other non-current liabilities	$(5)
Total derivatives designated as hedging instruments		$28		$23		$(106)		$(5)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Other current liabilities	(2)	Other current liabilities	(1)
Total derivatives not designated as hedging instruments		$—		$—		$(2)		$(1)
Total derivatives		$110		$133		$(191)		$(15)
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
•The 2025 Employee Share Purchase Plan (“2025 ESPP”) consists of two components: a component intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended (“the Code”), so that awards granted to U.S. taxpayers are treated as tax-qualified awards under the Code, and a component that is not intended to qualify. The maximum aggregate number of Shares that may be issued pursuant to the 2025 ESPP is equal to 3,000,000 Shares. No 2025 ESPP awards have been granted during 2025.
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

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the three and nine months ended September 30, 2025, the Group granted:
•21,472 awards (nine months ended September 30, 2025: 946,094) under the 2024 Incentive Plan. Of the awards granted, 2,917 awards (nine months ended September 30, 2025: 267,499) have a market condition based on the Total Shareholder Return (TSR) relative to the TSR performance of the S&P 500 equity index. The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 38.86% and the weighted-average share price of the Group at the date of grant of the award of $230.84. The weighted-average fair value of the awards on the grant date was $297.59. The remaining 18,555 (nine months ended September 30, 2025: 678,595) options had a weighted average grant date fair value of $258.51 based on the quoted trading price of the Group’s share on the grant date.
•No restricted awards (nine months ended September 30, 2025: 45,941) under the Flutter Entertainment plc 2023 Long Term Incentive Plan. The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 41.27% and the share price of the Group on the date of grant of the award of $227.50. The weighted-average fair value of the awards on the grant date was $179.72.
During the three and nine months ended September 30, 2024, the Group granted:
•Another 30,697 share options, during the three months ended September 30, 2024, were granted under the 2023 Long Term Incentive Plan. The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 37.37% and the weighted-average share price of the Group on the date of grant of the award of $214.76. The weighted-average fair value of the awards on the grant date was $102.62.
•52,902 options, during the nine months ended September 30, 2024, under the Flutter Entertainment plc 2015 Deferred Share Incentive Plan at the weighted average grant date fair value of $207.70 and 7,466 options under the Flutter Entertainment plc 2022 Supplementary Restricted Share Plan at the weighted average grant date fair value of $200.14. The fair value of the options granted was based on the quoted trading price of the Group’s share on the grant date.
•A further 792,246 options, during the nine months ended September 30, 2024, under the Flutter Entertainment plc 2016 Restricted Share Plan. Of the options awarded under the Flutter Entertainment plc 2016 Restricted Share Plan, 197,519 options have a market condition based on the Total Shareholder Return (TSR) relative to the TSR performance of the S&P 500 equity index. The market condition was directly factored into the fair value based measure of the award on the grant date. The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 35.58% and the weighted-average share price of the Group on the date of grant of the award of $196.70. The weighted-average fair value of the awards on the grant date was $73.98. The remaining 594,727 options had a weighted-average grant date fair value of $194.08 based on the quoted trading price of the Group’s share on the grant date.
•A further 45,733 share options, during the nine months ended September 30, 2024, with a nominal exercise price under the 2023 Long Term Incentive Plan. The Group engaged a third-party valuation specialist to provide a fair value for the awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of 39.94% and the share price of the Group on the date of the grant of the award of $180.70. The weighted-average fair value of the awards on the grant date was $62.14.
As of September 30, 2025, 3,841,743 (September 30, 2024: 3,901,066) restricted awards and options were outstanding across all employee share schemes.
During the nine months ended September 30, 2025, liability-classified awards settled amounting to $29 million were settled by the issue of ordinary shares of equivalent value.
Total compensation cost arising from employee share schemes for the three and nine months ended September 30, 2025 and September 30, 2024 was $71 million and $200 million, and $53 million and $153 million, respectively, in the unaudited condensed consolidated statements of comprehensive income (loss).

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. FAIR VALUE MEASUREMENTS
The Group’s consolidated financial instruments including cash and cash equivalents, player deposits, accounts receivable, other current assets, accounts payable, player deposit liability, and other current liabilities are carried at historical cost. As of September 30, 2025 and December 31, 2024, the carrying amounts of these financial instruments approximated their fair values because of their short-term nature.
The carrying amount of long-term debt outstanding under the Credit Agreement approximate their fair values, as interest rates on these borrowings approximate current market rates. The fair value of the USD Senior Secured Notes, Euro Senior Secured Notes, and GBP Senior Secured Notes was $2,198 million, $1,608 million and $949 million respectively, as of September 30, 2025 (December 31, 2024: $533 million, $540 million and nil, respectively). The fair values are based on quoted market prices.
The following tables set forth the fair value of the Group’s financial assets, financial liabilities and redeemable non-controlling interests measured at fair value based on the three-tier fair value hierarchy:

	As of September 30, 2025
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – Investments	$20	$6	$—	$26
Equity securities - Investments	—	—	7	7
Derivative financial assets	—	110	—	110
Total	20	116	7	143
Financial liabilities measured at fair value:
Derivative financial liabilities	—	191	—	191
Fox Option liability	—	—	610	610
Total	—	191	610	801
Redeemable non-controlling interests at fair value	$—	$—	$394	$394

	As of December 31, 2024
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – Investments	$128	$2	$—	$130
Equity securities	—	—	6	6
Derivative financial assets	—	133	—	133
Total	128	135	6	269
Financial liabilities measured at fair value:
Derivative financial liabilities	—	15	—	15
Fox Option Liability	—	—	810	810
Contingent consideration	—	—	18	18
Total	—	15	828	843
Redeemable non-controlling interests at fair value	$—	$—	$1,567	$1,567
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

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
As of September 30, 2025, the Group assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Group determined that its valuations of its derivatives in their entirety are classified in Level 2 of the fair value hierarchy.
Valuation of Level 3 financial instruments
Equity securities
The Group determined the fair value of investments in equity securities that do not have a readily available market value amounting to $7 million as of September 30, 2025 (December 31, 2024: $6 million) using the Market Comparable Companies Approach based on EBITDA multiple. The movement in the fair value of equity securities for each of the three and nine months ended September 30, 2025 and 2024 was immaterial.
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
The fair value of the Fox Option liability amounts to $610 million as of September 30, 2025 and $810 million as of December 31, 2024 which was determined using an option pricing model. As of September 30, 2025 and December 31, 2024, the option exercise price was $4.7 billion and $4.5 billion, respectively. The significant unobservable inputs were the enterprise value of FanDuel, the discount for lack of marketability (“DLOM”), the discount for lack of control (“DLOC”), implied volatility and probability of Fox getting licensed.
The enterprise value of FanDuel was determined using an equal weight to the value indications of the discounted cash flow analysis and the guideline public company analysis. The discount rate used in the discounted cash flow analysis was 18.0% and 20% as of each of September 30, 2025 and December 31, 2024, respectively.
Additionally, management applied a combined 32.5% discount for lack of marketability and lack of control as of each of September 30, 2025, and December 31, 2024. A range of DLOMs obtained using various securities-based approaches was 11.7% to 18.6%. DLOC was estimated at 20.0% and 18.4% using implied discounts in previous observable transactions involving FanDuel’s equity ownership and data based on Mergerstat studies as of each of September 30, 2025 and December 31, 2024.
Management selected a discount rate of 32.5%, which is on the higher end of the second quartile based on the ranges considered by management.
The volatility was 33.0% and 35.0% as of each of September 30, 2025 and December 31, 2024, which was within the range of selected comparable companies. In developing the fair value measurement, the probability of a market participant submitting to and obtaining a license was estimated at 75.0% as of each of September 30, 2025 and December 31, 2024.

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
Redeemable non-controlling interests at fair value
During the three months ended September 30, 2025, the Group settled the redeemable non-controlling interest by acquiring Boyd’s 5% stake in FanDuel for $1,553 million, resulting in the Group obtaining 100% ownership of FanDuel (subject to the Fox Option).
The terms of symmetrical call and put options agreed between the Group and NSX shareholders require exercise price to be calculated at fair market value without giving effect to DLOM and DLOC. The enterprise value of the Brazil reporting unit was determined using an equal weight to the value indications of the discounted cash flow analysis and the guideline public company analysis. For discounted cash flow the Group based discount rates on the Weighted Average Cost of Capital (“WACC”). The WACC combines the required return on equity based on a Capital Asset Pricing Model, which considers the risk-free interest rate based on yield of the 10-year Brazilian Government Bond, market risk premium, and small company premium with the cost of debt of 9.9%, based on BBB credit spread plus the Brazilian risk free rate, adjusted using income tax factor. The beta and ratio of weighted cost of capital was determined based on guideline public company analysis. The median of beta and ratio of equity to debt was 1.03 and 75:25, respectivley. The arithmetic average of beta and ratio of equity to debt was 1.07 and 71:29, respectively. The calculation resulted in a WACC of 16.5%. The Exit revenue multiple used in determining the terminal value is based on guideline public companies and the profitability of the Brazil reporting unit was 1.8x. For market approach the equity value was arrived at by multiplying revenue by a revenue multiple of 1.8x based on the median of the Guideline Public company multiples and a control premium of 10% based on the lowest end of the Guideline Public Company Control Premium.
Changes in WACC, revenue multiple and control premium, each in isolation, may change the fair value of NSX redeemable non-controlling interest. An increase in WACC would result in a decrease in fair value, an increase in revenue multiple would result in an increase in fair value and an increase in control premium would result in an increase in fair value. In addition, changes in the market environment and other events that may occur over the life of the symmetrical call and put options may cause the fair value of the NSX redeemable non-controlling interest to be different from the fair value reflected in these unaudited condensed consolidated financial statements.

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
The contingent consideration was settled during the nine months ended September 30, 2025 and therefore as of September 30, 2025, there was no contingent consideration outstanding.
Movements in the three months period in respect of Level 3 financial instruments carried at fair value
The movements in respect of the financial assets and liabilities carried at fair value are as follows:

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of June 30, 2025	$—	$7	$(750)	$(743)	$(2,016)
Total gains or losses for the period:
Included in earnings	—	—	126	126	—
Included in other comprehensive income (loss)	—	—	14	14	—
Attribution of net income and other comprehensive income:
Net loss attributable to redeemable non-controlling interest	—	—	—	—	31
Other comprehensive gain attributable to redeemable non-controlling interest	—	—	—	—	(21)
Acquisitions and settlements:
Acquisition of redeemable non-controlling interest	—	—	—	—	—
Settlements	—	—	—	—	1,553
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	59
Balance as of September 30, 2025	—	7	(610)	(603)	(394)
Change in unrealized gains or losses for the period included in earnings	—	—	126	126	—
Change in unrealized gains or losses for the period included in other comprehensive income (loss)	$—	$—	$14	$14	$—

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of December 31, 2024	$(18)	$6	$(810)	$(822)	$(1,567)
Total gains or losses for the period:
Included in earnings	—	—	250	250	—
Included in other comprehensive income (loss)	2	1	(50)	(47)	—
Attribution of net income and other comprehensive income:
Net loss attributable to redeemable non-controlling interest	—	—	—	—	26
Other comprehensive gain attributable to redeemable non-controlling interest	—	—	—	—	(31)
Acquisitions and settlements:
Acquisition of redeemable non-controlling interest	—	—	—	—	(256)
Settlements	16	—	—	16	1,553
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(119)
Balance as of September 30, 2025	—	7	(610)	(603)	(394)
Change in unrealized gains or losses for the period included in earnings	—	—	250	250	—
Change in unrealized gains or losses for the period included in other comprehensive income (loss)	$2	$1	$(50)	$(47)	$—

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of June 30, 2024	$(16)	$7	$(490)	$(499)	$(1,248)
Total gains or losses for the period:
Included in earnings	—	—	(121)	(121)	—
Included in other comprehensive income	(3)	—	(29)	(32)	—
Attribution of net loss and other comprehensive income:
Net loss attributable to redeemable non-controlling interest	—	—	—	—	1
Other comprehensive gain attributable to redeemable non-controlling interest	—	—	—	—	—
Acquisitions and settlements:
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(187)
Balance as of September 30, 2024	(19)	7	(640)	(652)	(1,434)
Change in unrealized gains or losses for the period included in earnings	—	—	(121)	(121)	—
Change in unrealized gains or losses for the period included in other comprehensive income (loss)	$(3)	$—	$(29)	$(32)	$—

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of December 31, 2023	$(20)	$9	$(400)	$(411)	$(1,100)
Total gains or losses for the period:	—	—	—		—
Included in earnings	3	(2)	(214)	(213)	—
Included in other comprehensive income	(2)	—	(26)	(28)	—
Attribution of net loss and other comprehensive income:	—	—	—		—
Net income attributable to redeemable non-controlling interest	—	—	—	—	(5)
Other comprehensive loss attributable to redeemable non-controlling interest	—	—	—	—	11
Acquisitions and settlements:	—	—	—		—
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(340)
Balance as of September 30, 2024	(19)	7	(640)	(652)	(1,434)
Change in unrealized gains or losses for the period included in earnings	3	(2)	(214)	(213)	—
Change in unrealized gains or losses for the period included in other comprehensive income (loss)	$(2)	$—	$(26)	$(28)	$—
17. COMMITMENTS AND CONTINGENCIES
Guarantees
The Group has uncommitted working capital overdraft facilities as of September 30, 2025 of $22 million (December 31, 2024: $20 million) with Allied Irish Banks p.l.c. These facilities are secured by a Letter of Guarantee from Flutter Entertainment plc.
The Group has bank guarantees: (i) in favor of certain gaming regulatory authorities to guarantee the payment of player funds, player prizes, and certain taxes and fees due by a number of Group companies; and (ii) in respect of certain third-party rental and other property commitments, merchant facilities and third-party letter of credit facilities. The bank guarantees have various expected terms up to December 31, 2036; 25 of the bank guarantees are indefinite lived. The maximum amount of the guarantees as of September 30, 2025 was $662 million (December 31, 2024: $304 million). No claims had been made against the guarantees as of September 30, 2025 (December 31, 2024: $Nil). The guarantees are secured by counter indemnities from Flutter Entertainment plc and certain of its subsidiary companies. The value of cash deposits over which the guaranteeing banks hold security was $50 million as of September 30, 2025 (December 31, 2024: $62 million).

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other purchase obligations
The Group is a party to several non-cancelable contracts with vendors where the Group is obligated to make future minimum payments under the terms of these contracts as follows:

($ in millions)	Year Ending December 31,
From September 30, 2025 to December 31, 2025	$686
2026	2,100
2027	1,872
2028	861
2029	382
Thereafter	598
$6,499
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
As of September 30, 2025, the Group has recorded an amount of €17 million ($20 million) within loss contingencies forming part of other current liabilities. It is reasonably possible that the actual losses could be in excess of the Group’s accrual. The Group is unable to estimate a reasonably possible loss or range of loss in excess of its accrual due to the complexities and uncertainty around the judicial process.
In addition, there are further claims made against the Group amounting to €45 million ($53 million) as of September 30, 2025, the settlement of which is predicated on the merits of the case and whether the enforcement proceedings are successful in laying claim over the Group’s Maltese assets for settlement of these claims. The Group, based on advice from its legal counsel, believes such cross-border enforcement of judgements is in contravention to Maltese public policy and Regulation (EU) 1215/2012 and has not accrued any liability for these claims. The Group has filed countersuits before the Maltese Civil Court for setting aside these claims. The defendants have also filed garnishee orders with the Maltese Civil Court to attach the Group’s Maltese assets, some of which have already been declined by the Maltese Civil Court. Should the Maltese Courts decide in favor of the Group, there would be grounds for dismissal of all pending player claims instituted against the Group.
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
As of the date of issue of these unaudited condensed consolidated financial statements, Junglee and PokerStars India have had their respective cases joined to the GST cases of other online gaming operators pending at the Supreme Court of India (the “Supreme Court”). The Supreme Court has stayed proceedings such that DGGI cannot take any further action against Junglee or PokerStars India, including raising a demand of the alleged underpayment of GST, until the Supreme Court rules on the GST cases or vacates the stay. The legal arguments before the Supreme Court have been concluded as of the date of issue of these unaudited condensed consolidated financial statements with the final ruling of the Supreme Court awaited. The lead case (The Directorate General of GST Intelligence vs. Gameskraft Technologies Private Limited) was ruled in favor of Gameskraft, the taxpayer, at the Karnataka High Court in May 2023, and found that taxes had been paid in accordance with the law, but the case remains unresolved at the Supreme Court.
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
Our Products and Geographies
Our principal products include sportsbook, iGaming and other products, such as exchange betting, pari-mutuel wagering and daily fantasy sports (“DFS”). In each market that we operate in, we typically offer sports betting, iGaming, or both, depending on the regulatory conditions of that market.
We operate a divisional management and operating structure across our geographic markets. Our segments have an empowered management team responsible for maintaining the momentum and growth in their respective geographic markets. Effective from the first quarter of fiscal 2025, the Company updated its internal reporting, including the information provided to the chief operating decision maker to assess segment performance and allocate resources, and, as a result, updated its reportable segments for the three and nine months ended September 30, 2025.
The Company reports its consolidated financial statements based on two reportable segments:
•U.S.; and
•International (which includes what was formerly our UKI, International and Australia segments),
Segment results for the three and nine months ended September 30, 2024, have been revised to reflect the change in reportable segments.
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
On July 31, 2025, the Group completed the transaction with Boyd Gaming Corporation to acquire the redeemable non-controlling interest of 5% held by Boyd Interactive Holdings L.L.C. (“Boyd”) in FanDuel Group Parent LLC (“FanDuel”) for a consideration of $1,553 million and terminate certain existing market access and retail agreements for an amount of $205 million. The Group also entered into new collaboration and market access agreements. The acquisition brings the Group’s holding in FanDuel to 100% (subject to the Fox Option).
We intend to make similar investments in the future in attractive, fast-growing markets where growing our business organically is typically slower or more difficult to achieve. Acquisitions can involve significant investments to integrate the business of the acquired company with our business, and such costs may vary significantly from period to period. Accordingly, the impact of significant acquisitions may result in our financial information for such periods being less comparable to prior financial periods, or not being comparable at all, to prior financial periods.
Business Environment
The performance of our reportable segments can be materially affected by the following industrial trends and regulatory changes in the global online sports betting and iGaming market.
U.S.
Our U.S. segment is the largest growth opportunity for the Group. Since 2018 when the key gambling legislation was overturned by the U.S. Supreme Court, a number of states have moved to legalize and regulate gambling at the state level. As of September 30, 2025, FanDuel is active in 22 states, the District of Columbia and Puerto Rico, all of which have legalized and regulated online sports betting and five states that have legalized and regulated iGaming. On December 1, 2025, FanDuel online sports betting will be launched in Missouri.
We are also closely monitoring the developments around the prediction markets, including among other things heightened competition, action by state regulators, the U.S. Commodities Futures Trade Commission and the opportunities for FanDuel to explore. We expect to launch “FanDuel Predicts” a new FanDuel branded app in December 2025, including sports markets, through our strategic partnership with CME Group. Our launch strategy has been developed in close consultation with state regulators and tribal authorities, resulting in a tailored, state-specific approach. This new FanDuel branded app is expected to offer sports markets in states without a current sports betting regulatory framework. Sports markets will also be restricted to non-tribal lands. This means that a significant proportion of the US population will soon have access to a brand new FanDuel sports product, operating with the same high standards regarding customer protection, know your customer, and anti-money laundering as all our FanDuel products. A range of financial and cultural markets will also be offered across virtually all states. In our existing sportsbook and iGaming states our primary focus will continue to be the state-regulated market and strengthening our leadership position in our core sports betting and iGaming businesses.
In this year, we have seen several U.S. states enact gaming tax increases.
•Effective June 1, 2025, the state of Maryland increased its tax rate on online sports betting from 15% to 20%;

•Effective July 1, 2025, the state of Illinois introduced a betting transaction fee for licensed operators on all sports wagers placed within the state. In response, effective September 1, 2025, FanDuel introduced a new $0.50 transaction fee on each bet placed on our platform in Illinois. This decision reflects the significant increase in the cost of operating in Illinois driven by the new Illinois transaction fee. The introduction of this fee by the state follows a substantial increase in the betting tax rate in Illinois in 2024;
•Effective July 1 2025, New Jersey increased its gaming tax rates on both sports betting (from 13.5% to 19.75%) and gaming (from 15% to 19.75%); and
•Effective August 1 2025, the state of Louisiana increased its tax rate on online sports betting from 15% to 21.5%.
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
Italy
Italy is the largest regulated gambling market in the European Union. In recent years, the regulatory framework in Italy has tightened with a ban on online advertising issued in 2019. In August 2023, the Italian government approved the terms of a new legislative decree to reorganize the entire gambling sector with the primary objective of improving player protection, combating illegal gambling and increasing tax revenues through a new licensing framework. The first operational step was the approval of a decree in March 2024 to initiate the reorganization of the online sector through the issuing in December 2024 of a call for tenders for new online gaming licenses. The bids for new online gaming licenses were submitted on May 30, 2025. These licenses are valid for nine years and cover all games that are not subject to exclusive licenses, such as online scratch cards. On July 1, 2025, Italy’s Agenzia delle dogane e dei Monopoli (“ADM”) confirmed that 46 applications have been approved for new online gaming licenses in the country. Flutter has obtained five licenses for all the brands we operate in Italy.
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
India
The Promotion and Regulation of Online Gaming Act, 2025 (the Act), which was passed by the Indian Parliament and received Presidential assent on August 22, 2025, bans all forms of online real money gaming in India. As a result of the Act, from August 22, 2025, Junglee Games Inc (“Junglee”, “Junglee Games”) ceased offering all real-money games in India.
The Company is actively evaluating options to restore skill-based games in the Indian market, while simultaneously working quickly to adapt operations to the changed regulatory landscape and continuing to promote the benefits of fully regulated products.
Other
Among the other international markets in which we operate, Turkey, Spain, Georgia and Serbia are our four largest markets after UKI, Italy, Australia and Brazil.
Operating Results
Operational and Financial Metrics for the Group
Three months ended September 30, 2025 compared to three months ended September 30, 2024:
The following table presents our AMPs for the Group, by total Group and by product category for the interim periods indicated:

	Three months ended September 30,
AMPs (Amounts in thousands)	2025	2024
Total Group AMPs [1]	14,133	12,920
Group AMPs by Product Category [1]
Sportsbook	8,073	7,752
iGaming	7,908	6,620
Other	762	883
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

The following table presents a summary of our financial results for the periods indicated and is derived from our condensed consolidated financial statements for the interim periods indicated:

	Three months ended September 30,
(Amounts in $ millions, except percentages)	2025	2024
Revenue	$3,794	$3,248
Cost of Sales	(2,168)	(1,752)
Gross profit	$1,626	$1,496
Technology, research and development expenses	(275)	(213)
Sales and marketing expenses	(966)	(748)
General and administrative expenses	(702)	(438)
Goodwill impairment	(517)	—
Operating (loss) profit	$(834)	$97
Other income (expense), net	152	(122)
Interest expense, net	(152)	(105)
Loss before income taxes	$(834)	$(130)
Income tax benefit	45	16
Net loss	$(789)	$(114)
Net loss margin [1]	(20.8)%	(3.5)%
Adjusted EBITDA [2]	$478	$450
Adjusted EBITDA margin [2]	12.6%	13.9%
1.Net loss margin is net loss divided by revenue.
2.Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. See “—Supplemental Disclosure of Non-GAAP Measures” for additional information about these measures and reconciliations to the most directly comparable financial measures calculated in accordance with U.S. GAAP.
Our revenue increased by 17%, to $3,794 million for the three months ended September 30, 2025, from $3,248 million for the three months ended September 30, 2024 and our AMPs increased 9% period over period to 14 million. Revenue in our US segment increased by 9% period over period, driven by iGaming growth of 44% period over period, which was partially offset by a 5% decrease in sportsbook revenue period over period driven by competitive pressure during NFL season start and customer friendly sports results. Revenue in our International segment increased by 21% period over period, primarily driven by the acquisitions of Snai and NSX, which were consolidated for the first time during the second quarter of 2025 and contributed an 18% increase in revenue. In addition to the acquisition benefit, our existing brands delivered strong momentum in iGaming with revenue increasing 10% period over period, partially offset by a decrease in sportsbook revenue in our existing brands of 6% driven by the prior period containing the European Football Championships (“Euros”) which accounted for 4% of stakes in the prior period and the impact of unfavorable sports results in the current period compared to favorable sports results in the prior period.
Cost of sales increased by 24%, to $2,168 million for the three months ended September 30, 2025, from $1,752 million for the three months ended September 30, 2024. Cost of sales as a percentage of revenue increased period over period to 57% for the three months ended September 30, 2025 from 54% for the three months ended September 30, 2024. In our U.S. segment, cost of sales as a percentage of revenue increased period over period by 120 basis points, from 59.0% for the three months ended September 30, 2024 to 60.2% for the three months ended September 30, 2025 primarily driven by an increase in gaming taxes of 280 basis point driven by (a) state tax increases in IL, LA and MD during the current year and (b) changes in state revenue mix, partially offset by the benefit of 160 basis points driven by improvement in payment processing costs initiatives, improved market access terms secured through the Boyd transaction and other cost initiatives. Cost of sales as a percentage of revenue increased in our International segment by 300 basis points with the acquisition of Snai and NSX contributing 200 basis points of the period over period increase. The remaining 100 basis points of the increase was primarily driven by (i) a continued shift in revenue mix in favor of iGaming which incurs higher third-party costs than sportsbook and (ii) an increase in gaming taxes in Central and Eastern Europe (CEE) and Betfair Brazil. Additionally, there was a $34 million increase in depreciation and amortization primarily driven by the acquisition of Snai.

Technology, research and development expenses increased by 29%, to $275 million for the three months ended September 30, 2025 from $213 million for the three months ended September 30, 2024 primarily driven by (i) an $18 million dollar increase in corporate technology, research and development expenses primarily driven by investment in Flutter Studios, (ii) a $16 million increase in our US segment primarily due to scaling of data storage and processing costs, (iii) increase of $16 million due to impairment of Junglee assets driven by the cessation of operations in India in August 2025 and (iv) $9 million due to the consolidation of Snai and NSX.
Sales and marketing expenses increased by 29%, to $966 million for the three months ended September 30, 2025, from $748 million for the three months ended September 30, 2024. The increase in sales and marketing expenses were partially driven by (i) an increase in depreciation and amortization expense of $105 million primarily due to (a) acceleration of amortization resulting from a change in the estimated useful lives of acquired customer intangibles in our SkyBet and Pokerstars brands and (b) amortization of acquired intangible assets from the Snai and NSX acquisitions and (ii) a $16 million increase due to the impairment of Junglee assets driven by the cessation of operations in India in August 2025. In our US segment, sales and marketing expenses increased by 11% in line with plans to spend a greater proportion of 2025 investment during the second half of 2025. Sales and marketing expense in our US segment as a percentage of revenue increased by 20 basis points due to the impact of adverse sports results. In our International segment, sales and marketing expenses increased by $66 million, or 19%, with the acquisitions of Snai and NSX contributing $78 million of the increase. As a percentage of revenue, sales and marketing expenses decreased by 40 basis points to 17.0% for the three months ended September 30, 2025 benefitting from the growth in regions where marketing spend is relatively lower as a percentage of revenue like Southern Europe and Africa (SEA) and CEE.

General and administrative expenses increased by 60%, to $702 million for the three months ended September 30, 2025, from $438 million for the three months ended September 30, 2024. The increase was primarily as a result of (i) a $205 million increase related to revised market access terms as part of the Boyd transaction during the current period, (ii) an increase of $25 million due to the consolidation of Snai and NSX and (iii) an increase in depreciation and amortization of $15 million primarily due to a change in estimate of asset useful lives.

Goodwill impairment increased by $517 million period over period due to impairment of Junglee goodwill driven by the cessation of operations in India in August 2025. See Note 11 “Goodwill” within the Condensed Consolidated Financial Statements for additional information.
Operating loss increased by $931 million, to a $834 million loss for the three months ended September 30, 2025, from $97 million profit for the three months ended September 30, 2024, as a result of the factors above.

Other income (expense), net increased by $274 million, to a $152 million income for the three months ended September 30, 2025, from a $122 million expense for the three months ended September 30, 2024. This increase was primarily driven by (i) the movement in the fair value gain (loss) on the Fox Option liability of $247 million to a gain of $126 million for the three months ended September 30, 2025 from a loss of $121 million for the three months ended September 30, 2024, (ii) the movement in the fair value gain (loss) on derivative instruments of $36 million to a gain of $11 million for the three months ended September 30, 2025 from a loss of $25 million for the three months ended September 30, 2024 partially offset by an increase in loss on settlement of debt of $9 million related to the settlement of the USD Bridge facility.
Interest expense, net increased by $47 million, to $152 million for the three months ended September 30, 2025, from $105 million for the three months ended September 30, 2024, primarily due to a $44 million increase in interest expense arising from the (i) entry into Bridge Credit Agreement dated July 10, 2025, (ii) issuance of the Senior Secured Notes due 2031 and (iii) issuance of the USD First Lien Term Loan B due 2032 during the current fiscal year.
Income tax benefit increased by $29 million, to $45 million for the three months ended September 30, 2025, from $16 million for the three months ended September 30, 2024. The movement is primarily due to (i) the $112 million deferred tax expense in connection with the PokerStars transformation which is offset by (ii) the $58 million deferred tax benefit in fiscal year 2025 in connection with the Boyd transaction market access payment, (iii) an $18 million deferred tax benefit due to the enactment of the OBBBA in the U.S., and (iv) the net impact of jurisdictional mix of earnings.
Net loss increased by $675 million, to $789 million for the three months ended September 30, 2025, from $114 million for the three months ended September 30, 2024 and net loss margin increased to 20.8% from 3.5% for the three months ended September 30, 2024, as a result of the factors above.

Adjusted EBITDA increased by 6%, to $478 million for the three months ended September 30, 2025, from $450 million for the three months ended September 30, 2024. Adjusted EBITDA margin decreased by 130 basis points from 13.9% to 12.6% reflecting the revenue performance and expenses trends outlined above.
Operational and Financial Metrics by Segment
U.S.
The following table presents a summary of our operational metrics for the U.S. segment for the interim periods indicated.

	Three months ended September 30,
AMPs (Amounts in thousands)	2025	2024
Total U.S. AMPs [1]	3,476	3,211
U.S. AMPs by Product Category [1]
Sportsbook	2,729	2,599
iGaming	935	717
Other	374	411
Stakes (amounts in $ millions)	$10,653	$10,037
Sportsbook net revenue margin	7.4%	8.2%
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
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA margin for the U.S. segment for the interim periods indicated.

	Three months ended September 30,
(Amounts in $ millions, except percentages)	2025	2024
U.S.
Sportsbook	$783	$822
iGaming	530	368
Other	55	60
Total U.S. revenue	$1,368	$1,250
Adjusted EBITDA	$51	$58
Adjusted EBITDA margin	3.7%	4.6%

Total revenue for our U.S. segment increased by 9% period over period to $1,368 million for the three months ended September 30, 2025, from $1,250 million for the three months ended September 30, 2024. AMPs grew by 8% period over period. Pre-2024 state AMPs increased by 10% and pre-2022 state AMPs increased by 11%.
Sportsbook revenue decreased by 5%, where a decrease in net revenue margin was partially offset by a 6% period over period increase in stakes to $10,653 million for the three months ended September 30, 2025.
Sportsbook net revenue margin decreased by 80 basis points period over period to 7.4% for the three months ended September 30, 2025 compared to 8.2% for the three months ended September 30, 2024. This reflected (i) an increase in structural revenue margin of 10 basis points to 12.9% for the three months ended September 30, 2025 despite a lower than anticipated parlay mix at the start of the NFL season in the current period, (ii) adverse sports results of 90 basis points period over period (three months ended September 30, 2025: 10 basis points unfavorable, three months ended September 30, 2024: 80 basis points favorable) and (iii) flat promotional spend period over period with promotional spend at 5.4% in each period.

iGaming revenue for the three months ended September 30, 2025 increased by 44% driven by an increase in AMPs of 30% period over period to 0.9 million for the three months ended September 30, 2025 compared to 0.7 million for the three months ended September 30, 2024 and an increase in player frequency driven by continued product development.
Other revenue for the three months ended September 30, 2025 decreased by 8% period over period mainly due to a decline in DFS where a portion of our DFS player base has migrated some or all of their play to our sportsbook product.
Adjusted EBITDA for our U.S. segment was $51 million for the three months ended September 30, 2025, a $7 million decrease compared to $58 million for the three months ended September 30, 2024. Adjusted EBITDA margin decreased to 3.7% for the three months ended September 30, 2025 from 4.6% for the three months ended September 30, 2024.
The decrease in Adjusted EBITDA margin was driven by an increase in cost of sales as a percentage of revenue of 120 basis points from 59.0% for the three months ended September 30, 2024 to 60.2% for the three months ended September 30, 2025, primarily driven by an increase in gaming taxes of 280 basis points driven by (a) state tax increases in IL, LA and MD during the current year and (b) changes in state revenue mix, partially offset by the benefit of 160 basis points driven by improvement in payment processing costs initiatives, improved market access terms secured through the Boyd transaction and other cost initiatives. The decrease in Adjusted EBITDA margin was also driven by (i) a 20 basis points increase in sales and marketing expenses as a percentage of revenue from 22.2% for the three months ended September 30, 2024 to 22.4% for the three months ended September 30, 2025 due to (a) plans to spend a greater proportion of 2025 investment during the second half of fiscal year 2025 and (b) the impact of sports results, and (ii) a 60 basis points increase in Technology, research and development expenses as a percentage of revenue primarily due to scaling of data storage and processing costs. These increases as a percentage of revenue were partially offset by a 130 basis points reduction in general and administrative expenses as a percentage of revenue primarily due to a decrease in general and administrative expenses driven by Missouri referendum costs in the prior year.
International
The following table presents a summary of our operational metrics for the International segment for the interim periods indicated.

	Three months ended September 30,
AMPs (Amounts in thousands)	2025	2024
Total International AMPs [1]	10,657	9,709
International AMPs by Product Category [1]
Sportsbook	5,345	5,153
iGaming	6,973	5,903
Other	388	472
Stakes (amounts in $ millions)	$7,902	$6,965
Sportsbook net revenue margin	12.4%	12.7%
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

The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA margin for the International segment for the interim periods indicated.

	Three months ended September 30,
(Amounts in $ millions, except percentages)	2025	2024
International
Sportsbook	$982	$887
iGaming	1,369	1,043
Other	75	68
Total International revenue	$2,426	$1,998
Adjusted EBITDA	$505	$461
Adjusted EBITDA margin	20.8%	23.1%
The following tables present the International segment disaggregated revenue:

	Three months ended September 30,
($ in millions)	2025	2024
UKI [1]	$853	$846
Southern Europe and Africa [2]	743	370
Asia Pacific [3]	363	413
Central and Eastern Europe [4]	151	132
Brazil [5]	87	17
Other regions [6]	229	220
Total International segment revenue	$2,426	$1,998
1.UK and Ireland (UKI) represents Sky Bet, Paddy Power and Betfair UK and Ireland operations as well as the tombola brand.
2.Southern Europe and Africa (SEA) comprises the Italian operations of our Sisal, Snai (effective from acquisition date) and PokerStars brands as well as Sisal’s business in Turkey and Morocco.
3.Asia Pacific (APAC) includes our Sportsbet business in Australia and Junglee in India (until August 22, 2025).
4.Central and Eastern Europe (CEE) comprises Adjarabet in Georgia and Armenia together with MaxBet in Serbia, Bosnia Herzegovina, North Macedonia and Montenegro.
5.Brazil reflects our Betfair and Betnacional (effective from acquisition date) operations in the region.
6.Other regions is comprised of PokerStars’ non-Italian operations and Betfair’s non-Brazilian business.
Total revenue for our International segment increased by 21%, to $2,426 million for the three months ended September 30, 2025 from $1,998 million for the three months ended September 30, 2024 driven by a 10% increase in AMPs, with the acquisitions of Snai and NSX contributing an increase in revenue of 18%. Additionally, favorable changes in foreign currency exchange rates contributed to an increase in revenue of 2%.
Sportsbook revenue increased by 11%, to $982 million for the three months ended September 30, 2025 from $887 million for the three months ended September 30, 2024, with the acquisitions of Snai and NSX contributing an increase in revenue of 17%. Sportsbook stakes grew 13% period over period with Snai and NSX contributing 16% of the period over period growth offsetting the impact of the Euros in the prior period which accounted for 4% of handle.
Sportsbook net revenue margin decreased by 30 basis points period over period to 12.4%. Structural revenue margin decreased by 20 basis points driven by the impact of faster growth in regions with currently lower structural revenue margins including SEA, Brazil and CEE. There was a 70 basis points adverse impact from unfavorable sports results compared with the prior period (three months ended September 30, 2025: 20 basis points unfavorable, three months ended September 30, 2024: 50 basis points favorable). A 60 basis points reduction in promotional spend to 3.7% of stakes had a positive impact on net revenue margin, partially offsetting the impacts set out above.

iGaming revenue increased by 31%, to $1,369 million for the three months ended September 30, 2025 from $1,043 million for the three months ended September 30, 2024, with the acquisitions of Snai and NSX contributing revenue growth of 21%. Additionally, revenue growth was driven by (i) strong performance in Sisal, which more than offset the impact of the cessation of operations in India and (ii) favorable changes in foreign currency exchange rates which contributed revenue growth of 3%.
Other revenue for the three months ended September 30, 2025 increased by 10% period over period primarily driven by (i) the acquisition of Snai in the current fiscal year and (ii) favorable changes in foreign currency exchange rates which contributed revenue growth of 3%.
On a regional basis:
UKI revenue grew by 1% period over period. UKI sportsbook revenue decreased by 7% due to a decrease in amounts staked of 6% driven by the Euros in the prior period, which accounted for 8% of overall volumes in the prior period. Adverse sports results also contributed to the decrease with period-over-period impact of 40 basis points with sports results in the three months ended September 30, 2025 being less favorable than those arising in the prior period. The overall decrease in sportsbook revenue was partially offset by a favorable change in foreign currency exchange rates which contributed revenue growth of 4%. UKI iGaming revenue grew 7% period-over-period driven by (i) new content roll-out and (ii) a favorable change in foreign currency exchange rates which contributed revenue growth of 4%.
SEA revenue grew 101% period over period. The acquisition of Snai contributed revenue growth of 82% and a favorable change in foreign currency exchange rates contributed revenue growth of 8%. Sportsbook revenue for the region grew 114% period over period due to (i) the acquisition of Snai which contributed an increase in revenue of 108%, (ii) a favorable change in foreign currency exchange rates which contributed revenue growth of 12%, and (iii) revenue growth within Sisal, despite the prior period containing the Euros which accounted for 4% of stakes. iGaming revenue grew 94% period over period benefiting from (i) the acquisition of Snai which contributed an increase in revenue of 70%, (ii) growth in Sisal Italy which continues to benefit from Flutter Edge integrations and in Turkey where an expanding product offering is driving online penetration and (iii) favorable change in foreign currency exchange rates which contributed revenue growth of 4%.
APAC revenue was 12% lower period over period. Sportsbook revenue in Australia was 9% lower primarily driven by (i) a decrease in amounts staked of 5% due to ongoing softer trends in horse racing and (ii) a 110 basis points decrease in favorable sports results, partially offset by a decrease in promotional spend of 50 basis points due to optimized generosity. The decrease in Sportsbook revenue was also impacted by unfavorable changes in foreign currency exchange rates which impacted revenue by 2%. iGaming revenue declined in India by 35% period over period which reflects the prohibition of real-money gaming and subsequent cessation of our Indian operations in August 2025.
CEE revenue grew 14% period over period primarily driven by (i) iGaming growth and sportsbook net revenue margin growth in Georgia and (ii) a favorable change in foreign currency exchange rates which contributed revenue growth of 3%.
Brazil revenue grew 412% period over period with NSX contributing 430% of revenue growth. Betfair Brazil revenue decreased by 18% period over period due to customer re-registration friction in the newly regulated market.
Other regions revenue was 4% higher period over period primarily driven by favorable change in foreign currency exchange rates.
Adjusted EBITDA for International was $505 million for the three months ended September 30, 2025, a 10% increase from $461 million for the three months ended September 30, 2024, and Adjusted EBITDA margin decreased by 230 basis points to 20.8% for the three months ended September 30, 2025. The acquisitions of Snai and NSX contributed to the increase in Adjusted EBITDA by $43 million and the decrease in Adjusted EBITDA margin by 180 basis points.

The overall decrease in Adjusted EBITDA margin was primarily driven by an increase in cost of sales as a percentage of revenue of 300 basis points from 45.1% for the three months ended September 30, 2024, to 48.1% for the three months ended September 30, 2025, with the acquisitions of Snai and NSX contributing 200 basis points of the period over period increase. The remaining 100 basis points of the increase was primarily driven by (i) a continued shift in revenue mix in favor of iGaming which incurs higher third-party costs than sportsbook and (ii) an increase in taxes in CEE and Betfair Brazil. The increase in cost of sales as a percentage of revenue was partly offset by a reduction in sales and marketing expenses as a percentage of revenue of 40 basis points from 17.4% for the three months ended September 30, 2024 to 17.0% for the three months ended September 30, 2025 benefitting from the growth in regions where marketing spend is relatively lower as a percentage of revenue like SEA and CEE.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024:
The following table presents our AMPs for the Group, by total Group and by product category for the interim periods indicated:

	Nine months ended September 30,
AMPs (Amounts in thousands)	2025	2024
Total Group AMPs [1]	15,509	13,662
Group AMPs by Product Category [1]
Sportsbook	8,732	8,135
iGaming	8,026	6,547
Other	1,601	1,465
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
The following table presents a summary of our financial results for the periods indicated and is derived from our condensed consolidated financial statements for the interim periods indicated:

	Nine months ended September 30,
(Amounts in $ millions, except percentages)	2025	2024
Revenue	$11,646	$10,256
Cost of Sales	(6,352)	(5,380)
Gross profit	$5,294	$4,876
Technology, research and development expenses	(746)	(619)
Sales and marketing expenses	(2,595)	(2,375)
General and administrative expenses	(1,658)	(1,292)
Goodwill impairment	(517)	—
Operating (loss) profit	$(222)	$590
Other income (expense), net	294	(207)
Interest expense, net	(347)	(325)
(Loss) income before income taxes	$(275)	$58
Income tax expense	(142)	(52)
Net (loss) income	$(417)	$6
Net (loss) income margin [1]	(3.6)%	0.1%
Adjusted EBITDA [2]	$2,013	$1,702
Adjusted EBITDA margin [2]	17.3%	16.6%

1.Net (loss) income margin is net (loss) income divided by revenue.
2.Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. See “—Supplemental Disclosure of Non-GAAP Measures” for additional information about these measures and reconciliations to the most directly comparable financial measures calculated in accordance with U.S. GAAP.
Our revenue increased by 14%, to $11,646 million for the nine months ended September 30, 2025, from $10,256 million for the nine months ended September 30, 2024 and our AMPs increased 14% period over period to 15.5 million. This was primarily driven by the continued strong revenue growth of our U.S. segment, with revenue increasing by 15% period over period, due to scaling of our U.S. business and strong growth in existing states (pre-2024 states). Our revenue in the International segment increased by 12% period over period, driven by (i) our acquisitions of Snai and NSX which contributed revenue growth of 10% and (ii) strong momentum in iGaming within our other brands with iGaming revenue increasing 9% period over period, partially offset by a decrease in sportsbook revenue of 5% in our other brands due to a decrease in stakes of 4% driven by the prior period containing the Euros and the impact of less favorable sports results in the current period compared to the prior period.
Cost of sales increased by 18%, to $6,352 million for the nine months ended September 30, 2025, from $5,380 million for the nine months ended September 30, 2024. Cost of sales as a percentage of revenue increased period over period from 52% for the nine months ended September 30, 2024 to 55% for the nine months ended September 30, 2025. Cost of sales as percentage of revenue in our U.S. segment decreased period over period by 50 basis points from 57.5% for the nine months ended September 30, 2024 to 57.0% for the nine months ended September 30, 2025 primarily driven by a 230 basis points benefit primarily from the year-over-year favorable impact of increased player incentive investment in North Carolina in the prior year and payment processing and other costs initiatives, partially offset by the impact of an increase in gaming taxes of 180 basis due to increase in state taxes during the current year. Cost of sales as a percentage of revenue increased in our International segment by 240 basis points with the acquisitions of Snai and NSX contributing 140 basis points of the period over period increase. The remaining 100 basis points of the increase was primarily driven by (i) a continued shift in revenue mix in favor of iGaming which incurs higher third-party costs than sportsbook and (ii) an increase in gaming taxes in CEE, Brazil and Australia. Additionally, there was a $45 million increase in depreciation and amortization primarily due to the acquisition of Snai and increased capital expenditures in our U.S. segment.
Technology, research and development expenses increased by 21%, to $746 million for the nine months ended September 30, 2025 from $619 million for the nine months ended September 30, 2024, primarily driven by (i) a $55 million increase in our U.S. segment primarily due to scaling of data storage and processing costs and investment in talent, (ii) a $16 million increase due to impairment of Junglee assets driven by the cessation of operations in India in August 2025, (iii) a $14 million increase due to the consolidation of Snai and NSX, (iv) an increase of $10 million in integration related expense primarily driven by the large-scale migrations related to SkyBet and Pokerstars platform integrations in the current period compared to other smaller migrations and integrations in the prior period and (v) an increase in share based compensation expenses of $6 million due to an increase in stock price, timing of grants and number of grants awarded period over period.

Sales and marketing expenses increased by $220 million, to $2,595 million for the nine months ended September 30, 2025 compared to $2,375 million for the nine months ended September 30, 2024. The increase in sales and marketing expenses was primarily driven by (i) a $176 million increase in amortization period over period primarily due to acceleration of amortization resulting from a change in estimated useful lives in our SkyBet and Pokerstars brands and and amortization of acquired intangible assets from the Snai and NSX acquisitions and (ii) a $16 million increase due to impairment of Junglee assets driven by the cessation of operations in India in August 2025. In our U.S. segment, sales and marketing expenses decreased by 5% period over period driven by heightened investment in the North Carolina launch in the prior year and a greater proportion of total marketing expenditure for fiscal year 2025 to be incurred during the second half of fiscal year 2025 compared to the prior period. As a percentage of revenue, sales and marketing expenses decreased by 410 basis points period over period due to sustained operating leverage. In our International segment, sales and marketing expenses increased by $76 million, or 7% period over period with the acquisitions of Snai and NSX contributing $115 million of the increase. As a percentage of revenue sales and marketing expenses decreased by 70 basis points to 16.1% for the nine months ended September 30, 2025 due to Euros related marketing expenses in the prior period and reduced marketing expense in APAC which more than offset increased investment in Italy to support conversion of our retail customer base to online, and our growth plans in Turkey and Brazil.

General and administrative expenses increased by 28%, to $1,658 million for the nine months ended September 30, 2025, from $1,292 million for the nine months ended September 30, 2024. The increase was primarily a result of (i) an increase in transaction costs of $178 million period over period primarily driven by revised market access terms as part of the Boyd transaction in the current year, offset by advisory fees incurred in the prior year period related to the listing of Flutter’s ordinary shares in the U.S, (ii) an increase in restructuring costs of $64 million period over period primarily driven by business process re-engineering cost and cost associated with our anticipated migration to a new enterprise resource planning system along with other restructuring, acquisition integration and strategic initiatives to drive synergies, (iii) a $39 million increase due to the acquisitions of Snai and NSX in the current fiscal year, (iv) an increase in share based compensation expenses of $33 million due to an increase in stock price, timing of grants and number of grants awarded period over period, (v) an increase in depreciation and amortization of $26 million primarily driven by change in estimated useful lives and investment in SEA and (vi) an increase in other labor cost due to greater investment in the Group’s workforce.
Goodwill impairment increased by $517 million period over period due to impairment of Junglee goodwill driven by the cessation of operations in India in August 2025. See Note 11 “Goodwill” within the Condensed Consolidated Financial Statements for additional information.
Operating loss (profit) decreased by $812 million to a $222 million loss for the nine months ended September 30, 2025, from $590 million profit for the nine months ended September 30, 2024, as a result of the factors above.
Other income (expense), net increased by $501 million, to a $294 million income for the nine months ended September 30, 2025, from a $207 million expense for the nine months ended September 30, 2024. This increase was primarily driven by (i) a movement in the fair value change on the Fox Option liability of $464 million to a gain of $250 million for the nine months ended September 30, 2025 from a loss of $214 million for the nine months ended September 30, 2024; and (ii) the impact of foreign exchange gain (loss) which was a gain of $60 million for the nine months ended September 30, 2025 compared to a gain of $21 million for the nine months ended September 30, 2024, and (iii) an increase in fair value gain on derivative instruments of $15 million period over period, partially offset by an increase in loss on settlement of debt of $18 million primarily driven by the settlement of our bridge facilities during the nine months ended September 30, 2025.
Interest expense, net increased by $22 million, to $347 million for the nine months ended September 30, 2025, from $325 million for the nine months ended September 30, 2024, primarily due to (i) an $82 million increase in interest expense arising from the (a) entry into the Bridge Credit Agreement dated April 29, 2025, (b) entry into the Bridge Credit Agreement dated July 10, 2025, (c) issuance of the Senior Secured Notes due 2031 and (d) issuance of the USD First Lien Term Loan B due 2032 during the current fiscal year and (ii) a $20 million increase in interest expense driven by our Senior Secured Notes issued in April 2024 arising from an extra four months of interest being charged in fiscal year 2025. These increases were partially offset by a reduction in interest expense of $71 million primarily due to (i) a reduced margin on the Term Loan B resulting from a repricing, (ii) lower average drawings on the Revolving Credit Facility and (iii) repayment of the EUR Term Loan B in the current fiscal year.
Income tax expense increased by $90 million, to $142 million for the nine months ended September 30, 2025, from $52 million for the nine months ended September 30, 2024. The movement was primarily due to (i) a $40 million tax benefit in fiscal year 2024 related to utilization of U.S. federal deferred tax assets, (ii) the $112 million deferred tax expense in connection with the PokerStars transformation (iii) a $58 million deferred tax benefit in fiscal year 2025 in connection with the Boyd Transaction, (iv) a $28 million of income tax expense resulting from the reorganization of our Betfair Brazil business in fiscal year 2025, and (v) the net impact of jurisdictional mix of earnings.
Net (loss) income decreased by $423 million to a $417 million loss for the nine months ended September 30, 2025, from a $6 million income for the nine months ended September 30, 2024 and net income margin decreased to (3.6)% from 0.1% for the nine months ended September 30, 2024, as a result of the factors above.
Adjusted EBITDA increased by 18%, to $2,013 million for the nine months ended September 30, 2025, from $1,702 million for the nine months ended September 30, 2024. Adjusted EBITDA margin increased by 70 basis points from 16.6% to 17.3% reflecting the revenue performance and expenses trend outlined above.

Operational and Financial Metrics by Segment
U.S.
The following table presents a summary of our operational metrics for the U.S. segment for the interim periods indicated.

	Nine months ended September 30,
AMPs (Amounts in thousands)	2025	2024
Total U.S. AMPs [1]	3,769	3,525
U.S. AMPs by Product Category [1]
Sportsbook	3,019	2,914
iGaming	942	726
Other	449	478
Stakes (amounts in $ millions)	$36,958	$34,497
Sportsbook net revenue margin	8.5%	8.4%

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
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA margin for the U.S. segment for the interim periods indicated.

	Nine months ended September 30,
(Amounts in $ millions, except percentages)	2025	2024
U.S.
Sportsbook	$3,136	$2,907
iGaming	1,509	1,083
Other	180	197
Total U.S. revenue	$4,825	$4,187
Adjusted EBITDA	$612	$344
Adjusted EBITDA margin	12.7%	8.2%
Total revenue for our U.S. segment increased by 15%, to $4,825 million for the nine months ended September 30, 2025, from $4,187 million for the nine months ended September 30, 2024, reflecting AMPs growth of 7%.
Sportsbook revenue increased by 8% period over period, driven by a 7% period over period increase in stakes to $36,958 million for the nine months ended September 30, 2025 and improvement in net revenue margin. The increase in handle was driven by an increase in player frequency, scaling of our U.S. business and strong growth in pre-2024 states.
Sportsbook net revenue margin increased by 10 basis points period over period to 8.5% for the nine months ended September 30, 2025 compared to 8.4% for the nine months ended September 30, 2024. This reflected (i) continued expansion of our structural revenue margin by 50 basis points to 13.6%, driven by our market leading pricing and risk capabilities and increase in Same Game parlay penetration and (ii) a decrease in player incentive spend of 20 basis points as we lapped the impact of state launch investment in North Carolina in the prior year. These improvements were partially offset by an adverse swing in sports results period over period of 60 basis points (sports results for the nine months ended September 30, 2025: 50 basis points unfavorable; for the nine months ended September 30, 2024: 10 basis points favorable).

iGaming revenue for the nine months ended September 30, 2025 increased by 39% period over period driven by an increase in AMPs of 30% period over period to 0.9 million for the nine months ended September 30, 2025 compared to 0.7 million for the nine months ended September 30, 2024, driven by continued product development, including the launch of site-wide jackpots and the roll out of new titles to the platform.
Other revenue for the nine months ended September 30, 2025 decreased by 9% period over period mainly due to a decline in DFS where a portion of our DFS player base has migrated some or all of their play to our sportsbook product.
Adjusted EBITDA for the U.S. was $612 million for the nine months ended September 30, 2025, a $268 million increase compared to $344 million for the nine months ended September 30, 2024. Adjusted EBITDA margin increased to 12.7% for the nine months ended September 30, 2025 from 8.2% for the nine months ended September 30, 2024.
The improvements in Adjusted EBITDA margin were driven by (i) an increase in revenue of $638 million as a result of the factors above; (ii) a reduction in cost of sales as a percentage of revenue of 50 basis points from 57.5% for the nine months ended September 30, 2024 to 57.0% for the nine months ended September 30, 2025 primarily driven by a 230 basis points benefit primarily from the year-over-year favorable impact of increased player incentive investment in North Carolina in the prior year and payment processing and other costs initiatives, partially offset by the impact of an increase in gaming taxes of 180 basis due to increase in state taxes during the current year. The increase in Adjusted EBITDA margin was further contributed by (i) a reduction in sales and marketing expenses as a percentage of revenue of 410 basis points from 22.7% for the nine months ended September 30, 2024 to 18.7% for the nine months ended September 30, 2025 due to (a) investment in North Carolina in the prior period, (b) sustained operating leverage and (c) a greater proportion of total marketing expenditure for fiscal year 2025 now expected to be incurred during second half of fiscal year 2025 compared to the prior period, and (ii) a 30 basis points reduction in general and administrative expense as a percentage of revenue due to operating leverage. These decreases as a percentage of revenue were offset by a 50 basis points increase in technology, research and development expenses as a percentage of revenue primarily due to scaling of data storage and processing costs and investment in talent.
International
The following table presents a summary of our operational metrics for the International segment for the interim periods indicated.

	Nine months ended September 30,
AMPs (Amounts in thousands)	2025	2024
Total International AMPs [1]	11,740	10,137
International AMPs by Product Category [1]
Sportsbook	5,713	5,221
iGaming	7,084	5,821
Other	1,152	987
Stakes (amounts in $ millions)	$22,784	$21,763
Sportsbook net revenue margin	12.7%	12.8%
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

The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA margin for the International segment for the interim periods indicated.

	Nine months ended September 30,
(Amounts in $ millions, except percentages)	2025	2024
International
Sportsbook	$2,903	$2,784
iGaming	3,687	3,046
Other	231	239
Total International revenue	$6,821	$6,069
Adjusted EBITDA	$1,614	$1,508
Adjusted EBITDA margin	23.7%	24.8%
The following tables present the International segment disaggregated revenue:

	Nine months ended September 30,
($ in millions)	2025	2024
UKI [1]	$2,671	$2,635
Southern Europe and Africa [2]	1,848	1,154
Asia Pacific [3]	1,078	1,156
Central and Eastern Europe [4]	429	382
Brazil [5]	140	51
Other regions [6]	655	691
Total International segment revenue	$6,821	$6,069
1.UKI represents Sky Bet, Paddy Power and Betfair UK and Ireland operations as well as the tombola brand.
2.Southern Europe and Africa comprises the Italian operations of our Sisal, Snai (effective from acquisition date) and PokerStars brands as well as Sisal’s business in Turkey and Morocco.
3.Asia Pacific includes our Sportsbet business in Australia and Junglee in India (until August 22, 2025).
4.Central and Eastern Europe comprises Adjarabet in Georgia and Armenia together with MaxBet in Serbia, Bosnia Herzegovina, North Macedonia and Montenegro.
5.Brazil reflects our Betfair and Betnacional (effective from acquisition date) operations in the region.
6.Other regions is comprised of PokerStars’ non-Italian operations and Betfair’s non-Brazilian business.
Total revenue for our International segment increased by 12% to $6,821 million for the nine months ended September 30, 2025 from $6,069 million for the nine months ended September 30, 2024, in addition to a 16% increase in AMPs. The increase in revenue was partially driven by the acquisitions of Snai and NSX, which contributed to an increase in revenue of 10%.
Sportsbook revenue increased by 4% to $2,903 million for the nine months ended September 30, 2025 from $2,784 million for the nine months ended September 30, 2024, with the acquisitions of Snai and NSX contributing an increase in revenue of 9%. Sportsbook stakes grew 5% period over period with Snai and NSX contributing 9% of the period over period growth offsetting the impact of the Euros in the prior period.

Sportsbook net revenue margin decreased by 10 basis points period over period to 12.7% for the nine months ended September 30, 2025. The decrease in net revenue margin was primarily driven by less favorable sports results of 70 basis points period over period. The impact of sports results was partially offset by (i) a 30 basis points increase in structural revenue margin period over period to 16.6% for the nine months ended September 30, 2025 driven by our market-leading pricing and risk management capabilities along with increased parlay product penetration across our largest sports businesses in UKI and Australia and (ii) a decrease of 30 basis points in customer generosity period over period.

iGaming revenue increased by 21% to $3,687 million for the nine months ended September 30, 2025 from $3,046 million for the nine months ended September 30, 2024, with the acquisitions of Snai and NSX contributing revenue growth of 12%. Additionally, revenue growth was driven by strong performance in Sisal and growth in UKI in spite of implementing restrictions on customer play in line with the UK Gambling Act Review requirements.

Other revenue for the nine months ended September 30, 2025 decreased by 3% driven by the lower commission from Betfair Exchange.
On a regional basis:
UKI revenue grew 1% period over period. UKI sportsbook revenue was down 7% period over period driven by (i) lower handle of 5% due to the Euros during the prior period and a decrease in horse racing handle outside of major festivals, including Cheltenham and (ii) a decrease in favorable sports results of 60 basis points period over period. The decrease in sportsbook revenue was partially offset by a favorable change in foreign currency exchange rates which contributed revenue growth of 3%. UKI iGaming grew 11% period over period driven by (i) continued product enhancements and generosity optimization, offsetting the impact of the Gambling Act Review which led to player restrictions implemented during the year and (ii) favorable change in foreign currency exchange rates which contributed revenue growth of 4%.
SEA revenue grew by 60% period over period. The acquisition of Snai contributed to revenue growth of 44%. Sportsbook revenue for the region grew 67%, driven by (i) the acquisition of Snai which contributed growth of 55%, (ii) a favorable change in foreign currency exchange rates which contributed revenue growth of 4% (iii) Sisal revenue growth, despite the prior period containing the Euros and (iv) a favorable change in sports results of 60 basis points period over period (nine months ended September 30, 2025: 30 basis points favorable impact; nine months ended September 30, 2024: 30 basis points unfavorable impact). iGaming revenue grew 57% period over period due to (i) the acquisition of Snai which contributed revenue growth of 39%, (ii) continued momentum within Sisal in both Italy and Turkey and (iii) improved content.
APAC revenue was 7% lower period over period driven by 8% lower sportsbook revenues in Australia due to (i) a decrease in amounts staked of 6% resulting from the previously highlighted horse racing market softness and (ii) less favorable sports results period over period, partially offset by (i) a decrease in customer incentive spend due to optimized generosity and (ii) an increase in structural margin. The decrease in sportsbook revenue was also impacted by an unfavorable change in foreign currency exchange rates which contributed a revenue decline of 3%. The decrease in sportsbook revenue was partially offset by iGaming growth in India of 7%, driven by growth prior to the cessation of operations in August 2025.

CEE revenue grew 12% period over period primarily driven by (i) improved iGaming content and (ii) continued expansion of sportsbook net revenue margin.

Brazil revenue grew 175% period over period with NSX contributing revenue growth of 208%. The increase in revenue was offset by an unfavorable change in foreign currency exchange rates which contributed a revenue decline of 17%. Betfair Brazil revenue decreased by 33% period over period due to (i) adverse sports results and (ii) customer re-registration friction in the newly regulated market.
Other regions revenue was 5% lower period over period driven by the impact of market exits and regulatory change.
Adjusted EBITDA for International was $1,614 million for the nine months ended September 30, 2025, a 7% increase from $1,508 million for the nine months ended September 30, 2024, and Adjusted EBITDA margin decreased by 110 basis points to 23.7% for the nine months ended September 30, 2025. The acquisitions of Snai and NSX contributed to the increase in Adjusted EBITDA by $76 million and the decrease in Adjusted EBITDA margin by 110 basis points.
The overall decrease in Adjusted EBITDA margin was primarily driven by an increase in cost of sales as a percentage of revenue of 240 basis points from 43.8% for the nine months ended September 30, 2024, to 46.2% for the nine months ended September 30, 2025, with the acquisitions of Snai and NSX contributing 140 basis points of the period over period increase. The remaining 100 basis points of the increase was primarily driven by (i) a continued shift in revenue mix in favor of iGaming which incurs higher third-party costs than sportsbook and (ii) an increase in taxes in CEE, Brazil and Australia. The increase in cost of sales as a percentage of revenue was partially offset by a reduction in sales and marketing expenses as a percentage of revenue of 70 basis points from 16.8% for the nine months ended September 30, 2024 to 16.1% for the nine months ended September 30, 2025 due to Euros related marketing expenses in the prior period and reduced marketing expense in APAC which more than offset increased investment in Italy to support conversion of our retail customer base to online and our growth plans in Turkey and Brazil .

Supplemental Disclosure of Non-GAAP Measures
Adjusted EBITDA is defined on a Group basis as income (loss) before income taxes; other (expense) income, net; interest expense, net; depreciation and amortization; transaction fees and associated costs; restructuring and integration costs; legal settlements; impairment of property and equipment, intangible assets, right-of-use assets and goodwill and share-based compensation charge. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.
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
•Impairment of property and equipment, intangible assets, right-of-use assets and goodwill, which may arise from time to time that would impact comparability. We do not consider impairment when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates.
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
The following table reconciles net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA and Adjusted EBITDA Margin for the fiscal quarters presented:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in $ millions, except percentages)	2025	2024	2025	2024
Net (loss) income	(789)	(114)	(417)	6
Add back:
Income taxes	(45)	(16)	142	52
Other (expense) income, net	(152)	122	(294)	207
Interest expense, net	152	105	347	325
Depreciation and amortization	419	258	1,082	827
Share-based compensation expense	71	53	200	153
Transaction fees and associated costs [1]	204	—	224	45
Restructuring and integration costs [2]	59	42	170	87
Impairment [3]	559	—	559	—
Adjusted EBITDA	$478	$450	$2,013	$1,702
Revenue	$3,794	$3,248	$11,646	$10,256
Adjusted EBITDA Margin	12.6%	13.9%	17.3%	16.6%
1.During three months ended September 30, 2025, transaction costs of $204 million primarily relate to Boyd market access payment. During the nine months ended September 30, 2025, transaction costs of $224 million mainly relate to Boyd market access payment and the Snai and NSX acquisitions. During the nine months ended September 30, 2024, advisory fees of $45 million primarily relate to implementation of internal controls, information system changes and other strategic advisory fees related to the change in the primary listing of the Group.
2.During the three and nine months ended September 30, 2025, costs of $59 million and $170 million, respectively, (three and nine months ended September 30, 2024: $42 million and $87 million, respectively) primarily relate to various restructuring, acquisition integration and other strategic initiatives to drive synergies. The programs are expected to run until 2027. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. It also includes business process re-engineering cost, planning and design of target operating models for the Group's enabling functions and discovery and planning related to the Group's anticipated migration to a new enterprise resource planning system. The costs primarily include severance expenses, advisory fees and temporary staffing costs.
3.During the three and nine months ended September 30, 2025, impairment of $559 million is mainly related to Junglee. The Promotion and Regulation of Online Gaming Act, 2025 (the “Act”), which was passed by the Indian Parliament and received Presidential assent on August 22, 2025, bans all forms of online real money gaming in India. As a result of the Act, from August 22, 2025, Junglee ceased offering all real-money games in India. The Junglee impairment charge is $556 million before income taxes. The assets impaired substantially consist of goodwill $517 million, acquired and developed intangibles of $32 million and other long-lived assets of $7 million. The $517 million of goodwill impaired is not deductible for tax purposes, and therefore there is no income tax benefit. Income tax impacts arising for acquired and developed intangibles and other long-lived assets are not material.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and borrowings from various financial institutions and debt investors. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service our long-term debt, to service our obligations under our operating leases, and to repurchase our ordinary shares subject to economic and market conditions and our capital requirements, and otherwise as described below under “Other Purchase Obligations.” We believe we have the ability and sufficient capacity to meet these cash requirements in the short term and long term by using available cash, internally generated funds and borrowings under the Group’s £1.1 billion committed revolving credit facility. As of September 30, 2025, we had $1,727 million of cash and cash equivalents available for corporate use.

In June 2025, we issued and sold senior secured notes (the “Notes”) in the aggregate principal amount as listed below:
•$1,000 million USD-denominated 5.875% senior secured notes,
•€550 million EUR-denominated 4.000% senior secured notes, and
•£450 million GBP-denominated 6.125% senior secured notes
The Notes were issued at 100% of their par value with interest payable semi-annually in arrears.
Concurrently, the Group entered into a Third Incremental Assumption Agreement, amending its existing Credit Agreement dated November 24, 2023 (the “Credit Agreement”). This amendment provided for an additional $750 million of Term Loan B borrowings (the “Third Incremental Term B Loans”), which:
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
On July 10, 2025, the Group and certain of its subsidiaries entered into a commitment letter (the “Commitment Letter”) with certain banks for an incremental commitment of $50 million, which when implemented increased the size of the Revolving Credit Facility to £1.1 billion ($1.5 billion).
On August 7, 2025, we issued and sold senior secured notes (the “New Notes”) in the aggregate principal amount as listed below:
•$625 million USD-denominated 5.875% senior secured notes;
•€300 million EUR-denominated 4.000% senior secured notes; and
•£250 million GBP-denominated 6.125% senior secured notes.
The New Notes constituted a further issuance of the Notes issued in June 2025 mentioned above. Concurrently, the Group also entered into a Fourth Incremental Assumption Agreement (the “Fourth Incremental TLB Facility”) amending the Credit Agreement. This amendment provided for an additional $500 million of Term Loan B borrowings (the “Fourth Incremental Term B Loans”) and increased the aggregate principal amount available under the revolving credit facility under the Credit Agreement by £50 million. The Fourth Incremental Term B Loans:
•mature on June 4, 2032;
•bear interest, at the Borrower’s option, at either (i) Adjusted Term SOFR + 2.00% (subject to a 0.50% floor) or (ii) ABR + 1.00% (subject to a 1.00% ABR floor); and
•require quarterly amortization of 0.25% of the original principal amount, with the remaining balance due at maturity.
The proceeds from the New Notes and the Fourth Incremental TLB Facility were utilized to repay the Facility.
Long-term Debt
As of September 30, 2025, we had an aggregate principal amount of long-term debt of $12 billion, with $52 million due within 12 months. In addition, we are obligated to make periodic interest payments at variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of September 30, 2025, our total interest obligation on long-term debt totaled $642 million payable within 12 months net of hedging. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. Excluded from these amounts are other costs related to indebtedness.

Leases
We have lease arrangements primarily for offices, retail stores and data centers. As of September 30, 2025, the Group had operating lease obligations of $585 million with $127 million payable within 12 months.
Share Repurchase Programs
On September 25, 2024, our Board authorized a share repurchase program (the “2024 Share Repurchase Program”) of up to $5 billion of our ordinary shares. While the authorization does not have a stated expiration date, we expect the 2024 Share Repurchase Program to be deployed over the next three years. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and our capital requirements. We may from time to time in the future repurchase shares on the open market on a case by case basis or on a non-discretionary basis pursuant to a plan or in any other manner designed to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through block trades, in privately negotiated transactions, by effecting a tender offer, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. As of September 30, 2025 Flutter has repurchased 3,355,382 ordinary shares under the 2024 Share Repurchase Program for a total of $875 million.
Other Purchase Obligations
As of September 30, 2025, material cash requirements from known contractual and other obligations relating to sponsorship, marketing, media and other agreements totaled $6,499 million, which includes capital expenditure commitments contracted for but not yet incurred of $20 million. Contractual and other obligations payable in the remainder of fiscal 2025 are $686 million.
Cash Flow Information
The following table summarizes our condensed consolidated cash flow information for the periods presented:

	Nine months ended September 30,
($ in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$756	$950
Investing activities	$(3,135)	$(647)
Financing activities	$2,517	$(244)
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024:
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2025, decreased by $194 million, or 20%, to $756 million compared to $950 million cash provided by operating activities for the nine months ended September 30, 2024.
The movement in our cash flows from operating activities was driven primarily by (i) a cash outflow in player deposit liabilities of $325 million due to timing of sports events, (ii) a cash outflow of $273 million in other liabilities due to increase in bonus payouts, timing of invoicing related to accruals and timing of payments relating to betting duty and (iii) an outflow of $205 million relating to the Boyd market access fee termination payment in the nine months ended September 30, 2025, partially offset by (i) an improvement in cash operating performance before the Boyd payment of $373 million, (ii) a cash inflow of $101 million due to sale of available for sale player deposit investments and (iii) a cash inflow in accounts payable of $65 million due to an increase in the time lag between receipt of invoices and payments.

Investing Activities
Net cash used in investing activities increased by $2,488 million, or 385%, for the nine months ended September 30, 2025, to $3,135 million compared to $647 million for the nine months ended September 30, 2024. The increase was primarily driven by the completion of the acquisitions of Snai and NSX during the second quarter of fiscal 2025.
Financing Activities
For the nine months ended September 30, 2025, net cash provided by financing activities increased by $2,761 million, or 1,132%, to $2,517 million compared to net cash used in financing activities of $244 million for the nine months ended September 30, 2024. The increase was primarily driven by net proceeds of $10,084 million received from the (i) entry into the Bridge Credit Agreement dated April 29, 2025, (ii) entry into the Bridge Credit Agreement dated July 10, 2025, (iii) issuance of the 2031 Notes and (iv) entry into the Incremental Assumption Agreements during the current fiscal year. These increases were partially offset by $5,054 million mainly relating to the subsequent repayment of the Bridge Credit Agreement dated April 29, 2025 and the Bridge Credit Agreement dated July 10, 2025, the acquisition of redeemable non-controlling interests amounting to $1,620 million and the repurchase of $844 million ordinary shares in the nine months ended September 30, 2025.
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
Fox Option liability
During the nine months ended September 30, 2025, there were no changes to the fair value measurement approach for the Fox Option liability as discussed in the 2024 Annual Report. For the input of subjective assumptions used in the option pricing model, please see Note 16 “Fair Value Measurements” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.
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
Additionally, the fair value of the Fox Option liability may differ significantly from the value that would have been used had a readily available market existed for FanDuel. In addition, changes in the market environment and other events that may occur over the life of the Fox Option may cause the losses ultimately realized on the Fox Option to be different than the unrealized losses reflected in the valuations currently assigned. The range in fair value as of September 30, 2025, is $64 million to $1,952 million, assuming a 10% increase/decrease in the equity value of the investor units and using the upper and lower end of the ranges of volatility, DLOC and DLOM, as disclosed in Note 16 “Fair Value Measurements” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
There have been no significant changes in our exposure to market risk during the nine months ended September 30, 2025. Refer to Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the 2024 Annual Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to the material weaknesses in our internal control over financial reporting as previously identified in our 2024 Annual Report that were not remediated as of September 30, 2025.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about acquisitions of Flutter’s ordinary shares by Flutter during the third quarter of fiscal 2025:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (1)
July 1, 2025 to July 31, 2025	349,036	294.22	349,036	$4,247,291,358
August 1, 2025 to August 31, 2025	368,471	289.62	368,471	$4,140,474,542
September 1, 2025 to September 30, 2025	52,180	297.17	52,180	$4,124,968,415
Total	769,687	292.22	769,687

(1) On September 25, 2024, our Board authorized the 2024 Share Repurchase Program of up to $5 billion of our ordinary shares. The 2024 Share Repurchase Program does not have a fixed expiration date.
(2) Average price per share excludes any excise tax.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
Except as set forth below, during the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
On August 11, 2025, Peter Jackson, our Chief Executive Officer and a member of our board of directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of an aggregate of up to 28,310 of our ordinary shares. The plan will terminate on March 31, 2026, subject to early termination for certain specified events set forth in the plan.

Item 6. Exhibits

Exhibit No.	Description

3.1	Memorandum and Articles of Association of Flutter Entertainment plc (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2024).

4.1
Officer’s Certificate, dated August 7, 2025, relating to the 5.875% senior secured notes due 2031, 4.000% senior secured notes due 2031 and 6.125% senior secured notes due 2031, pursuant to Sections 2.16(c) and 13.03(a) of the Indenture (including the form of 5.875% senior secured notes due 2031, 4.000% senior secured notes due 2031 and 6.125% senior secured notes due 2031) (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2025).

10.1
Fourth Incremental Assumption Agreement to the Syndicated Facility Agreement, dated August 7, 2025, among Flutter Entertainment plc, PPB Treasury Unlimited Company, Betfair Interactive US Financing LLC, TSE Holdings Limited, FanDuel Group Financing LLC, and Flutter Financing B.V., JPMorgan Chase Bank, N.A., as the Fourth Incremental Term Lender, Goldman Sachs Bank USA, as the Fourth Incremental Revolving Facility Lender and J.P. Morgan SE, as the administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2025).

10.2	Rules of the Flutter Entertainment plc 2025 Employee Share Purchase Plan.*†

31.1	Certification of Quarterly Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Quarterly Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.1
The following information from Flutter Entertainment plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024; (iii) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity and Redeemable Non-Controlling Interests for the three and nine months ended September 30, 2025 and 2024; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

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

Flutter Entertainment plc
(Registrant)

Date: November 12, 2025	By:	/s/ Peter Jackson
	Name:	Peter Jackson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Rob Coldrake
	Name:	Rob Coldrake
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)