Form 10-K
period 2025-12-31
Flutter Entertainment plc
filed 2026-02-26
CIK 1635327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the ordinary shares of the registrant held by non-affiliates of the registrant was: $50.37 billion based upon the closing price reported for such date on the New York Stock Exchange.
As of February 16, 2026, the number of ordinary shares outstanding of Flutter Entertainment plc was 175,301,968.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

EXPLANATORY NOTE
Flutter Entertainment plc is a public limited company incorporated under the laws of Ireland.
We have included in this Form 10-K the Group’s audited consolidated financial statements as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023. The Group’s audited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We end our fiscal year on December 31. The audited consolidated financial statements included herein, which have been prepared in accordance with GAAP, do not constitute statutory financial statements for the purposes of the Companies Act 2014 of Ireland (the “Irish Companies Act”). Our statutory financial statements for fiscal 2024 and fiscal 2023, upon which our independent auditors have expressed an unqualified opinion, have been previously delivered to the Registrar of Companies of Ireland (the “Registrar of Companies”) and, in the case of the 2025 financial statements, which are not yet published, are expected to be delivered to the Registrar of Companies within 56 days of our annual return date in fiscal 2026.
Except as otherwise specified, dollar amounts presented within tables are stated in millions. Totals may not add due to rounding.
CERTAIN TERMS
Unless otherwise specified or the context otherwise requires, the terms “Flutter,” the “Company,” the “Group,” “we,” “us” and “our” each refer to Flutter Entertainment plc and its subsidiaries. References to fiscal 2025, fiscal 2024 and fiscal 2023 refer to the years ended December 31, 2025, 2024 and 2023, respectively.
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
•Economic downturns and market conditions beyond our control could adversely affect our business, financial condition and results of operations.
•Our business is exposed to competitive pressures arising from competition in online betting and iGaming, as well as from prediction markets, illegal operators and new entrants into the markets in which we operate.
•We may fail to retain existing customers or add new customers, or customers could decrease their level of engagement with our offerings in general.
•Our growth prospects may suffer if we are unable to develop successful product offerings or if we fail to pursue additional product offerings or make the right investment decisions in our product offerings and technology.

•We may experience lower-than-expected profitability or suffer significant losses from a failure to determine accurately the odds in relation to any particular event, including as a result of errors in our odds-setting or bet acceptances processes and/or any failure of our sports risk management processes.
•Uncertainty as to the legality of online betting and/or iGaming or adverse public sentiment towards online betting and/or iGaming may deter third party suppliers from dealing with us.
•Our business depends on our ability to attract, retain, motivate and develop key personnel, and our failure to do so or to maintain adequate succession planning for key positions could materially adversely affect our business, financial condition and results of operations.
•We are highly dependent on the development and operation of our sophisticated and proprietary technology and advanced information systems, and any disruptions to such systems or failure to effectively adopt and implement new technologies and systems could have a material adverse effect on our business, financial condition and results of operations.
•We use artificial intelligence (“AI”), machine learning and similar technologies in our business, which may present business, compliance, and reputational risks.
•Security breaches, unauthorized access to or disclosure of our data or customer data, cyber-attacks on our systems or other cyber incidents could compromise sensitive information related to our business (including personal data processed by us or on our behalf) and expose us to liability, which could harm our reputation and materially and adversely affect our business, financial condition and results of operations.
•We are subject to a number of risks related to credit card payments, including data security breaches, fraud and chargebacks, any of which could materially and adversely affect our business, financial condition and results of operations.
•The increasing application of, and any significant failure to comply with, applicable data protection, privacy and digital services laws may have a material adverse effect on us.
•An interruption, failure, cessation or material change of the terms for the provision of third party data and content services could have a material adverse effect on our business, financial condition and results of operations.
•Adverse changes to the regulation of online betting, iGaming and adjacent industries, or their interpretation by regulators, could have a material adverse effect on our growth prospects, as well as our business, financial condition and results of operations.
•Legal uncertainty and inconsistent enforcement of online betting and iGaming laws could require us to restrict or cease operations in certain jurisdictions, or expose us to regulatory or legal action.
•The successful execution of our growth strategy, particularly with respect to our U.S. business, depends on our ability to expand our provision of online betting and iGaming services into new and existing jurisdictions and markets where the regulatory status of the provision of such services has been clarified or liberalized.
•Changes in taxation laws, regulations and interpretations could materially increase our tax liabilities, reduce customer demand for our products, and adversely affect our business, financial condition and results of operations.
•Uncertain and evolving interpretations of tax laws for online betting, iGaming and adjacent products may expose us to disproportionate liability.
•Social responsibility concerns and public opinion regarding responsible gambling and related matters could significantly influence the regulation of online betting and iGaming and impose new responsible gaming requirements, could result in investigations and litigation, and may adversely impact our reputation.
•We are exposed to foreign exchange rate risk with respect to the translation of foreign currency denominated balance sheet amounts and to the risk of interest rate fluctuations.
•We depend on the ongoing support of payment processors and international multi-currency transfer systems.
•We previously identified deficiencies in our internal control over financial reporting that constitute “material weaknesses” as defined in Regulation S-X. Although these material weaknesses have been remediated, if we identify material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting to the standards required by U.S. securities laws, we may not be able to accurately report our financial condition or results of operations or prevent fraud.

•The amount and frequency of our share repurchases may fluctuate, and we cannot guarantee that we will purchase all of the shares under our share repurchase authorization, or that it will enhance long-term shareholder value.
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
The Company’s global operational headquarters is One Madison Avenue, New York, New York 10010, United States. The Company’s registered office is: Belfield Office Park, Beech Hill Road, Clonskeagh, Dublin 4, D04 V972, Ireland. The Company’s website is www.flutter.com. The information on, or accessible from, our website is not part of, nor incorporated by reference into, this Annual Report. We make available free of charge, on or through the “Investors” section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing these reports with the SEC. The SEC maintains a website at http://www.sec.gov that contains our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.
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
The Group consists of a diverse portfolio of leading recreational brands and products with a broad international reach. We operate some of the world’s most distinctive online sports betting and iGaming brands which offer our principal product categories of sportsbook, iGaming and other products (exchange betting, pari-mutuel wagering, daily fantasy sports (“DFS”) and prediction markets in the U.S.).
These products are offered by FanDuel (sportsbook, iGaming and other products), Sky Betting & Gaming (sportsbook and iGaming products), Sportsbet (sportsbook products), PokerStars (iGaming products), Paddy Power (sportsbook and iGaming products), Sisal1 (sportsbook and iGaming products), Snai (sportsbook, iGaming products and other products), tombola (iGaming products), Betfair (sportsbook, iGaming and other products), TVG (other products), Adjarabet (iGaming products), MaxBet (sportsbook and iGaming products) and Betnacional (sportsbook and iGaming products).
During fiscal 2025, we have completed the following acquisitions of:

1    Sisal’s iGaming products include retail and online lottery products. See “—Our Products—iGaming” below for additional information.

•a 5% redeemable non-controlling interest in FanDuel Group Parent LLC (“FanDuel”) held by Boyd Interactive Holdings L.L.C. (“Boyd”) for a consideration of $1,553 million. The acquisition brings the Group’s holding in FanDuel to 100% (subject to the Fox Option).
•a 56% interest in NSX Group (“NSX”), a leading Brazilian operator of the Betnacional brand for a total consideration of BRL 3,799 million ($674 million), with a redemption mechanism in the form of call and put options which allows us to acquire the remaining interest in year five and year ten following the completion date.
•100% of the outstanding shares of Pluto (Italia) S.p.A, the holding company that owns Snaitech S.p.A (“Snai”), one of Italy’s leading omni-channel operators in the sports betting and iGaming market, for consideration of approximately $2.6 billion (€2.3 billion).
In December 2025, we launched FanDuel Predicts in partnership with CME Group (“CME”) in five states, beginning a phased national rollout through early 2026 and providing eligible customers with a mobile and web platform to trade prediction markets contracts.
We are the industry leader by size with 15.9 million Average Monthly Players (“AMPs”) and $16,383 million of revenue globally for fiscal 2025. AMPs refers to the average over the applicable reporting period of the total number of players who have had a bet settled and/or contributed to the rake (i.e., the commission we take for operating or hosting a game) or tournament fees during the month. This measure does not include individuals who have only used new player or player retention incentives, and this measure is for online players only and excludes retail player activity. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational Metrics” for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
We operate a divisional management and operating structure across our geographic markets. Each division has an empowered management team responsible for maintaining the momentum and growth in its respective geographic markets. Effective from the first quarter of fiscal 2025, the Company updated its internal reporting, including the information provided to the chief operating decision maker to assess segment performance and allocate resources, and, as a result, updated its reportable segments for fiscal 2025.
The Company reports its consolidated financial statements based on two reportable segments:
•U.S.; and
•International (which includes what was formerly our UKI, International and Australia segments),
Segment results for fiscal 2024 and fiscal 2023 have been revised to reflect the change in reportable segments.
Our Products
Our principal products include sportsbook, iGaming and other products, such as exchange betting, pari-mutuel wagering, DFS and prediction markets products offerings in the U.S. For fiscal 2025, 53% of our revenue was derived from sportsbook, 44% of our revenue was derived from iGaming, and 3% of our revenue was derived from other products, while 88% of our revenue at the Group level was generated from our online businesses. Our online operations are complemented by 1,127 retail shops, mainly in the United Kingdom, Ireland, Italy and Serbia. In each market, we typically offer sports betting, iGaming, or both, depending on the regulatory conditions of that market.
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
Our P2B iGaming products involve customers betting against the house. Our iGaming products allow customers to bet on a range of games of chance such as online casino, bingo and machine gaming terminals. We provide a combination of third party content and proprietary games, reflecting a shift to in-house developed products in order to differentiate ourselves from our competitors. Our iGaming offerings typically include the full suite of games available in land-based casinos, such as blackjack, roulette and slot machines. We generate revenue through the gross bets placed less payouts on winning bets, which is also referred to as “hold.”
Our P2P iGaming products include poker. As P2P operators, we are generally not exposed to the risks of game play or the outcome of the game, as we typically take a rake or commission from the game play. For P2P games, player liquidity, or the number or volume of players with an operator, is critical to the success of the game, with a greater number of players supporting a wider range and greater volume of games and larger tournaments, increasing the quality of the offering to the consumer. As a result, larger scale poker operations will benefit from superior player liquidity in their systems, which, in turn, improves their offering to customers, creating a positive feedback loop.
We also offer our customers lottery products through our Sisal brand under fixed term licenses known as lottery concessions in various jurisdictions. For example, SuperEnalotto, Win for Life, VinciCasa, Eurojackpot, and SiVincTutto operate in Italy, Sisal Sans operates in Türkiye and Sisal Loterie Maroc operates in Morocco. Our lottery products involve customers purchasing a ticket where they have the potential to win a prize and where the winning outcome is drawn at random. Sisal receives a commission in respect of the lottery services provided under the concession agreement.
Other
We include within other product revenue our P2P sports betting and prediction markets products, which involve customers playing/betting against each other and not against the house, where we make a commission on the bets or contracts. Our P2P products include the Betfair betting exchanges, DFS and prediction markets offered by FanDuel and horse racing wagering offered under the TVG brand. We also offer business-to-business pricing and risk management services, where we earn revenues from providing these services to other businesses in our sector.
Our Business
United States
Our U.S. segment offers sports betting, casino, DFS, horse racing wagering and prediction markets products to players across various states in the United States, mainly online but with sports betting services also provided through a small number of retail outlets, and certain online products in the province of Ontario in Canada.
The U.S. segment is our fastest growing and our largest region, constituting $6,967 million (or 43%) of our revenue for fiscal 2025. For fiscal 2025, we had an approximately 41% share of the online sports betting market in the states where FanDuel sportsbook was live and an approximately 27% share of the iGaming market in states where FanDuel casino was live based on the gross gaming revenue.
The U.S. segment consists of the following brands: FanDuel and TVG. As of December 31, 2025, our FanDuel online sportsbook was available in 25 states or territories, our FanDuel online casino was available in 5 states, our FanDuel paid DFS offering was available in 43 states, our FanDuel or TVG online horse racing wagering product was available in 32 states, our FanDuel Predicts product was available in 5 states and our FanDuel free-to-play products were available in all 50 states.
International
Our International segment includes our operations in approximately 100 global markets and offers sports betting, casino, poker and lottery. Our International segment constituted $9,416 million (or 57%) of our revenue for fiscal 2025.

United Kingdom and Ireland
In the United Kingdom and Ireland, we offer sports betting (sportsbook), iGaming products (games, casino, bingo and poker) and other products (exchange betting) through our Sky Betting & Gaming, Paddy Power, Betfair and tombola brands. Although our UKI brands mostly operate online, this region also includes our 506 Paddy Power betting shops in the United Kingdom and Ireland as of December 31, 2025. Our UKI region constituted $3,547 million (or 22%) of our Group total revenue for fiscal 2025.
Southern Europe and Africa
In Italy, we offer our sports betting (sportsbook) and iGaming products (games, casino, poker and lottery) through our Sisal, Snai and PokerStars brands. We also offer our sports betting and iGaming products in Morocco and Türkiye. Our SEA region constituted $2,746 million (or 17%) of our Group total revenue for fiscal 2025.
Asia Pacific
In Australia, we offer online sports betting products through our Sportsbet brand, which operates exclusively in Australia and offers a wide range of betting products and experiences across local and global horse racing, sports, entertainment and major events. In India, we offered iGaming products through our Junglee brand until August 22, 2025, when we ceased offerings such products due to the ban on all forms of online real money gaming in India that went into effect. Our APAC region constituted $1,428 million (or 9%) of our Group total revenue for fiscal 2025.
Central and Eastern Europe
In Central and Eastern Europe (“CEE”), we offer online sports betting and iGaming products through our Adjarabet and Maxbet brands. Maxbet retail shops also offer our products in this region. Our CEE region constituted $604 million (or 4%) of our Group total revenue for fiscal 2025.
Brazil
In Brazil, we offer online sports betting, iGaming products and other products (exchange betting) through our Betfair and Betnacional brands. Our Brazil region constituted $227 million (or 1%) of our Group total revenue for fiscal 2025.
Other
Other regions comprise PokerStars’ non-Italian operations and Betfair's non-Brazilian business, where we offer online poker and exchange betting products. Other regions constituted $864 million (or 5%) of our Group total revenue for fiscal 2025.
We plan to continue to diversify internationally and take our online offering into regulated markets with a gambling culture and a competitive tax framework under which we have the ability to offer a broad betting and iGaming product range.
Seasonality
Our product offerings are subject to a largely predictable degree of seasonality, although the seasonality of each of these products does differ, thereby reducing the effect on an aggregate basis. In particular, a majority of our current U.S. sports betting and DFS revenue is and will continue to be generated from bets placed on, or contests relating to, the NFL, the NBA, MLB and the NCAA, each of which has its own respective off-seasons, which may cause decreases in our future revenues during such periods. The schedule of significant sporting events that do not occur annually, such as the FIFA World Cup, the UEFA European Football Championship and/or marquee boxing matches, affect the volumes of bets collected over the course of that period. Our sportsbook revenue is driven by a combination of the timing of sporting and other events and the results of our operations are derived from those events. While our iGaming revenue also benefits from activity around sporting events, it is less dependent on the sporting calendar. The overall effect of any individual sporting event is small due to the number of sporting events that take place in any given year and the diversity of our revenue source. See “Item 1A. Risk Factors—Risks Relating to Our Business and Industry—Variability in win rates, the timing of jackpot payouts in our iGaming and the broadcasting and scheduling of major sporting events could materially adversely affect our financial results.”

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
We also rely on successful cross-promotion across our product offerings and consequently have developed ways to minimize friction between our offerings. For example, our FanDuel Sportsbook app features an embedded iGaming offering in states where iGaming is permissible so players can play a subset of casino games without leaving the sportsbook app. Aside from traditional marketing channels, we also enter into select media, sports and entertainment partnerships that support and accelerate our long-term strategic initiatives. Where possible, we will enter into exclusive relationships to further align interests. We have also historically partnered with athletes and celebrities that share our values in order to promote our brand. For example, in the United States, we have strategically partnered with some of the leading news, sports and entertainment companies, including Amazon Prime Video, Paramount, Netflix, Fox Sports, and The Ringer. Additionally, we have ongoing commercial relationships with Sky, which allow us to use the Sky (e.g., Sky Betting and Gaming) brands and integrate with Sky’s commercial and advertising platforms pursuant to several contractual agreements.
Furthermore, in the United States, we are: (i) an official sports betting partner, official sportsbook, official one-day fantasy partner, official one-day fantasy game, and official marketing partner and authorized gaming operator of the NBA; (ii) an official sponsor/partner, official sportsbook sponsor/partner, official sports betting sponsor/partner and official free to play sponsor/partner of the NFL; (iii) an official sports betting sponsor/partner of MLB; (iv) an official sports betting/wagering partner, official daily fantasy game, official daily fantasy hockey game, official daily fantasy partner, official fantasy partner and official partner of the NHL; (v) an official sportsbook, official daily fantasy partner, official marketing partner, official partner and authorized gaming operator of the WNBA; (vi) an official betting operator of the PGA TOUR; (vii) an official sports betting partner of TGL; (viii) an authorized gaming operator of NASCAR; (ix) an authorized gaming operator of MLS; (x) an official sportsbook partner of the Professional Women’s Hockey League (PWHL); and (xi) an official partner and official U.S. sports betting partner of the Professional Fighters League (PFL). We also have partnerships with 27 professional teams across these and other leagues. The nature of these partnerships varies; however, each of these relationships amplifies our brand and helps us acquire and retain customers more efficiently by, for example, allowing us to open a retail sportsbook location in their arena, prominently displaying our brand on signs throughout their arena, advertising our products across their television, digital media and radio outlets and giving us access to their customer relationship databases for our marketing purposes.
In fiscal 2025, we spent $3,678 million in sales and marketing globally to ensure that we have high levels of brand visibility throughout the year.
Research and Development
As a leading online betting and iGaming operator, our growth and competitive positioning is dependent on the implementation and execution of our technology strategy. We have a distinctive proprietary technology platform that is tailored to the needs of our business, which we have developed and refined through dedicated investments over more than 30 years. Our recent investments are focused on providing appealing product offerings to our customers, both in terms of the quality of the offerings and the user experience, and also with respect to data security and integrity across our offerings. In fiscal 2025, we invested $991 million in technology research and development. We dedicate nearly all of our research and development investments to enhancing our products, including online sports betting, iGaming, and growth areas such as our recently launched predictions market product, which seeks to provide broad market applications for product offerings derived from our technology. We expect to continue investing significantly in research and development in an effort to constantly improve customer experience, engagement and security. We believe that such investment in research and development enables us to react more quickly to changing customer needs and is central to our competitive positioning.
As of fiscal 2025, our global workforce consisted of approximately 7,500 technologists who support the introduction and development of new products, the creation of new betting markets, the improvement of the online customer experience and the development of better processes and systems. These support the five in-house gaming studios and global pricing and risk management functions which are continuously developing cutting-edge content for our customers. We believe that continued research and development will contribute to our future growth and profitability and ensure our position as market leader in the betting and iGaming industry.

During fiscal 2025, our global technology strategy enabled the following improvements and enhancements to our products around the world: FanDuel advanced several initiatives aimed at increasing flexibility and optionality for customers, including the development and testing of new wagering formats such as quick bets, drive same game parlay, and futures same game parlay. We also invested in improving the precision, speed, and reliability of our probability and pricing infrastructure. These efforts included enhancements to core probability algorithms, upgrades to trading tools, and initiatives designed to reduce platform and pricing latency. Collectively, these improvements support our objective of delivering high‑confidence probability estimates while maintaining a low‑friction customer experience during bet placement. FanDuel incorporated coach‑specific behavioral tendencies into its NFL modelling, implemented new price‑confidence metrics, and increased odds availability toward the end of games. In addition, we launched “FanDuel Predicts” a new FanDuel branded app in December 2025 to offer prediction markets products. In Italy, Sisal completed its migration of Poker & Bingo products to Flutter platforms and launched MyCombo, the only full same game parlay product available in the Italian market. In the UK and Ireland, the successful migration of Sky Bet onto our shared Flutter UKI platform has enabled delivery of new products and improvements for our Sky Bet customers. This included the launch of our highly popular SuperSub offering and the new Squad Bet proposition, powered by our next-generation pricing capability.
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
We rely on a combination of trade secret, copyright, trademark, patent and other intellectual property laws, as well as contractual provisions, to protect our intellectual property rights in our sports and iGaming product offerings and other proprietary technology. We actively seek patent protection covering certain inventions originating from us and, from time to time, review opportunities to acquire patents to the extent we believe such patents may be useful or relevant to our business. We also enter into confidentiality and intellectual property assignment agreements with our employees, contractors and other third parties. We typically own the trademarks under which our sports and iGaming product offerings and related services are marketed. In order to protect our brands and trademarks, we register our key trademarks in select jurisdictions in which we operate. Our key trademarks and domain names include, among others:
•Group: “FLUTTER ENTERTAINMENT”;
•U.S. segment: “FanDuel,” “FanDuel Sportsbook,” “www.fanduel.com” and “www.tvg.com”;
•International segment: “FLUTTER INTERNATIONAL,” “PADDY POWER,” “PADDY POWER BETFAIR,” “SPORTSBET,” “POKERSTARS,” “BETFAIR,” “SISAL,” “SNAI,” “ADJARABET,” “MAXBET SLOT CLUB,” “BETNACIONAL,” “www.paddypower.com” “www.paddypower.ie,” “www.sportsbet.com.au, ” “www.pokerstars.com,” “www.betfair.com,” “www.sisal.it,” “www.snai.it,” “www.adjarabet.com,” “www.maxbet.rs” and “betnacional.bet.br.”
See “Item 1A. Risk Factors—Risks Relating to Information Technology Systems and Intellectual Property—If we are unable to protect or enforce our rights in our proprietary technology, brands or other intellectual property, or if we are found to infringe the intellectual property rights of third parties, our competitive advantage, business, financial condition and results of operations could be harmed.”
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

Regulation
We operate in a heavily regulated industry across multiple geographical jurisdictions. The area of legal and regulatory compliance continues to evolve in all of our markets, including as a result of changing political and social norms. As a result, the markets in which we operate are subject to uncertainties arising from differing approaches among jurisdictions, including, in particular, the determination of where sports betting and iGaming (collectively “gaming”) activities take place and which authorities have jurisdiction over such activities. Compliance with the laws and regulations in place in each jurisdiction is a key risk area for us and is monitored and reported on by our audit committee to the Board.
Our business is subject to extensive regulation under the laws, rules and regulations of the jurisdictions in which we operate. These laws, rules and regulations generally concern the responsibility, financial stability, integrity and character of the owners, managers and persons with material financial interests in the gaming operations along with the integrity and security of the gaming offering. Violations of laws or regulations in one jurisdiction could result in disciplinary action in that and other jurisdictions.
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
The methods and tools we use to permit or restrict access to our gaming product offerings within a territory are typically mandated or approved by the applicable betting and gaming regulatory authority in each jurisdiction where a Group subsidiary holds a betting and gaming license. In relevant jurisdictions, we may implement a combination of technical controls, including: (i) IP address blocking, which is used to identify the apparent location of a player and restrict access accordingly; (ii) country-specific restrictions based on the player’s declared or verified residence; and, where required or appropriate, (iii) geolocation measures that limit access based on a player’s physical location, as determined through multiple data points, such as mobile device information and Wi-Fi network data.
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

Additionally, we support the regulation of gaming, including licensing and taxation regimes and pooled poker liquidity, which we believe promotes sustainable gaming markets that are beneficial for consumers, governments and the citizens of the regulating jurisdiction. We strive to work with applicable government authorities and trade associations to develop regulations that we expect would protect consumers, encourage responsible betting and gaming, ensure reasonable levels of taxation, promote regulated gameplay and keep crime and the proceeds of crime out of gaming. We also strive to be among the first licensed operators to obtain betting and gaming licenses and provide gaming to customers in newly regulated jurisdictions, in each case, to the extent it would be in the furtherance of our business goals and strategy and in compliance with our policies and procedures.
Our Licenses
We are licensed or approved to offer our betting and/or iGaming products (including under third-party betting and gaming licenses) in various jurisdictions worldwide, including in the United States, Great Britain, the Republic of Ireland, Australia, Italy and in several other countries. Our gaming licenses generally fall under two categories: (i) jurisdictions where our relevant operating subsidiary has either obtained a local betting and gaming license directly from the local gaming authority or where we offer our product offerings under a third-party betting and gaming license through a third-party relationship on a business-to-business basis and (ii) jurisdictions where our real-money iGaming products are offered pursuant to a “multi-jurisdictional” gaming license instead of a local license.
Flutter operates in multiple jurisdictions with various licensing obligations and cultural nuances. We have taken a principle-based approach to our responsible gambling strategy (“Play Well”), which we launched in March 2021. Similar to our commercial strategy, each segment has ownership of their responsible gambling strategy (including policy and process) that aligns with their regulatory obligations and our Play Well principles. The Board Risk and Sustainability Committee holds specific meetings dedicated to responsible gambling at regular intervals throughout the year. We also have a global Play Well working group who also meet regularly to share best practice and align on key strategic topics.
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
United States
In the United States, gambling is regulated at both state and federal levels and divided into two primary categories that are relevant to us: online sports betting and iGaming. In 2018, the U.S. Supreme Court overturned key gambling legislation, the Professional and Amateur Sports Protection Act (“PASPA”), which prohibited the expansion of sports betting nationwide, following New Jersey’s appeal. A number of states have since moved to legalize and regulate gambling and sports wagering at the state level. As of December 31, 2025, 31 states have legalized and regulated online sports betting and 6 states have legalized and regulated iGaming.
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

In addition to our gaming operations, we operate in adjacent regulated industries, including prediction markets in the United States. These products are subject to CFTC oversight, National Futures Association (“NFA”) rules, and applicable state regulation.
Sportsbook and iGaming
We operate FanDuel retail sportsbook locations in states that have authorized retail sports wagering in licensed brick-and-mortar facilities and offer our FanDuel iGaming and sportsbook products in states which have authorized iGaming or online sportsbook products, respectively. In both cases, we have obtained and maintain the requisite licenses. Our FanDuel sportsbook currently operates in Arizona, Colorado (online only), Connecticut, Illinois, Indiana, Iowa, Kansas, Kentucky (online only), Louisiana, Maryland, Massachusetts (online only), Michigan, Mississippi (retail only), Missouri (online only), New Jersey, New York, North Carolina (online only), Ohio, Pennsylvania, Tennessee (online only), Vermont (online only), Virginia (online only), Washington (retail only), Washington D.C., West Virginia and Wyoming (online only). We operate FanDuel iGaming in Connecticut, New Jersey, Pennsylvania, Puerto Rico, Michigan, West Virginia and Ontario in Canada. Our PokerStars iGaming product currently operates in Michigan, New Jersey, Pennsylvania and Ontario in Canada. We comply with each state’s requirements for offering our products, including utilizing appropriate procedures and technology to ensure that wagering on our PokerStars iGaming, FanDuel iGaming and FanDuel sportsbook products will only be accessible to eligible persons physically present in a state in which we or one of our subsidiaries is licensed to offer those products.
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

Daily Fantasy Sports
Our FanDuel DFS product offers paid-entry contests in 43 states and the District of Columbia (and free-to-play contests in all 50 U.S. states and the District of Columbia) based on the laws governing fantasy sports in those individual jurisdictions. These laws fall into two categories: (i) jurisdictions that have enacted explicit laws that declare fantasy sports contests lawful games of skill (and in many cases regulate the operation of fantasy sports businesses) and (ii) jurisdictions in which the existing jurisdictional laws are interpreted in a manner to permit fantasy sports contests as lawful games of skill. At present, 23 states fall into the first category described above, and in two states (West Virginia and Rhode Island), the Attorney General’s office of each state has issued an opinion affirming the legality of paid-entry fantasy sports contests in that state. In the remaining 19 states, we operate based on a legal opinion by outside counsel interpreting the underlying law of the jurisdiction.
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
Prediction Markets
We offer prediction markets contracts trading in the United States through our partnership with CME Group, which operates FanDuel Prediction Markets LLC, a futures commission merchant (“FCM”). These contracts allow customers to trade on the outcome of specified events and are regulated under the CEA by the CFTC. As a registered FCM and member of the NFA, FanDuel Prediction Markets LLC is subject to regulatory requirements including capital requirements, supervisory and compliance obligations, reporting, periodic examinations and audits.
International
Great Britain
Online betting and iGaming in Great Britain is regulated by the UK Gambling Act, pursuant to which the regulator, which is the Gambling Commission of Great Britain (“UKGC”), issues licenses, license conditions and codes of practice. According to the UK Gambling Act, a remote operating license is required for the provision of online betting and/or iGaming if at least one piece of remote gambling equipment used in the provision of gambling facilities is placed within Great Britain or if the gambling facilities provided are used or capable of being used there. In addition, the British regulatory regime requires remote gambling operators to source their software from suppliers licensed by the UKGC. We hold online and retail betting and online gaming operating licenses, as well as remote gambling supplier licenses, issued by the UKGC and the services that we offer to our customers in Great Britain are offered pursuant to these licenses. Individuals responsible for certain activities at licensed gambling operators (including management and direction of the business, strategy and delivery of gambling operations, finance, marketing and commercial development, gambling-related technology and security, compliance, and AML) must hold a personal management license from the UKGC.
The UK government’s review of the UK Gambling Act, which was published in April 2023 and followed by a number of consultations, has resulted in legislative changes and updated regulation from the UKGC. The changes to legislation include: (1) the implementation of a statutory levy on licensed operator revenue for the research, prevention and treatment of gambling harms, with effect from April 2025; and (2) the introduction of maximum staking limits for online slot gaming products, also with effect from April 2025. The changes to regulation include: (1) modifications to the design and offer of non-slots online gaming products with effect from January 17, 2025; (2) a requirement that financial vulnerability checks be undertaken at £150 net deposits in a rolling 30-day period from February 28, 2025; (3) with effect from May 1, 2025, a requirement that online gambling operators provide customers with options to opt-in to direct marketing on a per product and per channel basis; (4) requirements with effect from October 31, 2025 to prompt customers to set deposit limits and to review their decision whether to set such a limit as well as key financial account information; and (5) restrictions on promotional incentives with effect from January 19, 2026.

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
In October 2024, the Irish government enacted the Irish Gambling Act, which introduces major reform and consolidation of gambling laws in Ireland, including the creation of a Gambling Regulatory Authority of Ireland (“GRAI”), which will have broad powers to publish further guidance and codes of conduct. The Irish Gambling Act seeks to (1) modernize the licensing system; (2) introduce robust enforcement measures, including suspension and revocation of licenses, financial penalties (up to the greater of 10% of the licensee’s annual turnover or €20,000,000) and imprisonment; and (3) protect vulnerable persons, including children and those experiencing gambling addiction, through prohibiting licensees from accepting credit cards for the purposes of gambling and the creation of National Gambling Exclusion Register and Social Impact Fund. The legislation also introduces stake and win limits for remote gaming licenses issued under the Irish Gambling Act, with €10 stake limits applying to all games and win limits of €3,000 per game (€5,000 per week in the case of bingo). While the legislation has been enacted, it is yet to be formally commenced, and the new licensing framework is not yet in existence. The new licensing framework is expected to be commenced on a phased basis, with the issuing of licenses by the GRAI expected to take place in 2026. For more information regarding the Irish Gambling Act and its potential impact on our business, see “Item 1A. Risk Factors—Risks Relating to Regulation, Licensing, Litigation and Taxation—Adverse changes to the regulation of online betting, iGaming and adjacent industries, or their interpretation by regulators, could have a material adverse effect on our growth prospects, as well as our business, financial condition and results of operations.”
Italy
In Italy, the state reserves authority over public gaming (Art. 1 of Legislative Decree no. 496 of 14 April 1948). Accordingly, operators seeking to carry out gaming activities in Italy must first obtain a concession from the Italian government. We are active in the Italian online and retail betting, lotteries and iGaming market through our brands Betfair, PokerStars, tombola, Snai and Sisal, which, in each case, all hold concessions issued by the Italian Customs and Monopolies Agency.
In recent years, the regulatory framework in Italy has tightened with a ban on online advertising issued in 2018. In August 2023, the Italian government approved the terms of a new decree to reorganize the entire gambling sector with the primary objective of improving player protection, combating illegal gambling and increasing tax revenues through a new licensing framework. Flutter obtained in September 2025 five licenses for all the brands we operate in Italy, which new concessions became effective on November 13, 2025 and will remain valid for nine years. At present, the Company does not expect a significant impact from these regulatory changes, given its reduced dependence on online advertising, its scale advantage and its retail presence in Italy.
At the same time, the regulatory authority is currently finalizing the legislative text on the reorganization of the retail gaming sector, thus completing the reform of the Italian regulatory framework on gambling. The text will have to be discussed with local authorities (regions) and then in parliament, and the process should be completed by July. This process will include the launch of tenders for the renewal of concessions for slot machines, retail betting, bingo halls and instant lotteries (scratch cards), involving, among others, the Sisal and Snai brands. These tenders could be launched at the end of 2026/beginning of 2027, with the new concessions expected to start in January 2028.
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
Our Australian region holds a renewable sports bookmaker license to conduct sports betting, as issued to Sportsbet Pty Ltd by the NTRWC under the Racing and Wagering Act. This license was renewed in 2025 for 20 years. Other than as described above, our real-money iGaming product offerings are not offered to persons physically located in Australia.
Brazil
The Brazilian Online Gambling Law (No. 13,756 of 2018, as amended by Law No. 14,790 of 2023) set the legal foundation for sports betting and online gambling in Brazil. It requires that operators who provide online gambling services (covering sports betting and casino games) in Brazil obtain an operating license from the Ministry of Finance Secretariat of Betting and Prizes (Secretaria de Prêmios e Apostas, “SPA”). SPA subsequently issued Ordinance No. 827/2024 establishing the licensing process for the regulated market, which went live on January 1, 2025. In Brazil, our Betfair and Betnacional brands are licensed by SPA, each with an individual 5-year renewable license valid until December 31, 2029, enabling us to offer approved online sports betting and casino products in the entire Brazilian national territory. Poker is not explicitly regulated in Brazil.
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
India
The Indian Government passed The Promotion and Regulation of Online Gaming Act in August 2025 (“the Act”), essentially banning online money games in India while promoting and regulating e-sport and social games. In India, our Junglee Games brand operated online money games such as Howzat, Junglee Rummy, Junglee Poker, PokerStars India and Junglee Ludo which came within the ambit of the Act. Junglee Games discontinued all its online money games effective August 22, 2025. Junglee Games is working to adapt operations to the changed regulatory landscape and continuing to promote the benefits of fully regulated products.
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
Armenia
The laws of the Republic of Armenia “On Gambling, Online Gambling and Casinos” and “On Lotteries,” which came into effect on January 24, 2004, regulate the Armenian gambling and betting market. These laws require that operators organizing online gambling in Armenia obtain operating licenses from the Ministry of Economy. In Armenia, our Adjarabet brand holds respective licenses that enable us to offer betting and iGaming products locally.
Multi-jurisdictional Licenses
Through certain of our subsidiaries, we hold gambling licenses in Malta and Gibraltar, which are often referred to as “multi-jurisdictional” or “point-of-supply” licenses (as opposed to the local, territory-specific or “point-of-consumption” licenses). These multi-jurisdictional licenses are used by our various subsidiaries to supply our online gambling products to persons located in jurisdictions where we do not possess a local, territory-specific or point-of-consumption gambling license.
Where online gambling products hosted on Maltese and/or Gibraltar regulated servers are made available by us for online usage by our customers in other jurisdictions (pursuant to the relevant multi-jurisdictional licenses), it is done based on the principle of e-commerce and internet law that deems the provision of online products to take place where the operator’s server and/or the operator itself is established and located. This principle is widely relied upon by online gambling operators as well as by many other e-commerce businesses.

Accordingly, we rely on the fact that our supply of online gambling product offerings is lawfully licensed or approved within the jurisdiction of origin (i.e., Malta or Gibraltar in this case) as the rationale for our lawful offer of gambling product offerings to other jurisdictions where either: (i) such other jurisdictions have not established a regulatory and licensing framework for online gambling; (ii) the availability to citizens of online gambling hosted outside their jurisdictional boundaries is not clearly prohibited by the law of the jurisdiction; or (iii) the local laws of such other jurisdiction lack extra-territorial effect, including where local law is contrary to any supra-national law from which we benefit.
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
Betfair, Paddy Power, Pokerstars and Sky Bet all hold licences from the MGA.
Other Licenses
PokerStars currently operates on a locally regulated basis in each of Bulgaria, Belgium, Denmark, Estonia, France, Germany, Greece, Italy, Michigan, New Jersey, Ontario, Pennsylvania, Portugal, Romania, Spain, Sweden, Switzerland and the United Kingdom. Betfair currently operates on a locally regulated basis in each of Denmark, Italy, Malta, Romania, Spain and the United Kingdom. MaxBet currently operates in Serbia and through its subsidiaries in Bosnia and Herzegovina, Montenegro and North Macedonia. tombola operates on a locally regulated basis in each of Denmark, Gibraltar, Italy, Spain and Sweden. PokerStars and Betfair also hold technical licenses to supply services in relation to gaming services on a business-to-business basis in each of Romania and Malta. Additionally, PokerStars holds a technical license in each of Belgium, Greece, Sweden and Denmark. Outside of Italy, Sisal also holds lottery concessions in Morocco and Türkiye.
Sky Gaming and tombola hold licenses from His Majesty's Government of Gibraltar and are regulated by the Gibraltar Gambling Commissioner.
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

Fox Option on Interest in FanDuel Group Parent LLC
In connection with our acquisition of The Stars Group (“TSG”), we and FSG Services LLC (“Fox”) entered into a legally binding term sheet (the “Fox Option Term Sheet”) that, among other things, granted Fox a call option (the “Fox Option”) to acquire from us 18.6% of the then-outstanding investor units (the “Fastball Units”) in FanDuel Group Parent LLC (“FanDuel Parent” and, together with its consolidated subsidiaries, “FanDuel”) that were the subject of a put and call option between us and Fastball Holdings LLC (“Fastball”). As of December 31, 2025, the Fox Option price for the Fastball Units was $4.8 billion. Such price is subject to a 5% annual compounding carrying value adjustment. Fox has until December 2030 to exercise the Fox Option.
Fastball had certain rights under FanDuel Parent’s Limited Liability Company Agreement (the “FanDuel LLC Agreement”) and a July 2019 Investor Members Agreement among us, FanDuel Parent, Fastball and Boyd Interactive Gaming, L.L.C. (the “Investor Members Agreement”), which provided certain terms for the governance and operations of FanDuel Parent and the rights, obligations and duties of FanDuel Parent’s members. Although it has not been determined what specific rights Fox may receive should Fox exercise (and pay for) the Fox Option and acquire the Fastball Units, the terms of the Investor Members Agreement provided that, so long as Fastball continued to own at least 5% of the outstanding investor units in FanDuel Parent (the “FanDuel LLC Units”), FanDuel could not, without the prior written consent of Fastball: (i) acquire any person, business or line of business if such acquisitions, in the aggregate, require FanDuel Parent to spend more than $75 million in cash; (ii) enter into or consummate one or a series of transactions where FanDuel Parent transfers, exclusively sublicenses or exclusively licenses or otherwise disposes of any assets, to the extent such assets have value, in the aggregate, in excess of $75 million (other than in the ordinary course of business); (iii) issue or incur debt that results in FanDuel Parent having outstanding principal debt obligations in excess of the greater of $75 million and four times FanDuel Parent’s LTM EBITDA (as defined therein); (iv) declare, make or pay any distributions or dividends on FanDuel LLC Units, other than distributions or dividends in an amount such that, following the consummation thereof, FanDuel Parent would have distributed cash dividends on FanDuel LLC Units for any twelve month period no greater than the lesser of (1) 50% of FanDuel Parent’s Free Cash Flows (as defined therein) for the prior 12 consecutive months ending on the last day of the month preceding the date of such distribution or dividend and (2) 50% of FanDuel Parent’s projected Free Cash Flows (as defined in the Investor Members Agreement) for the 12 month period beginning on the last day of the month preceding the date of such distribution or dividend; (v) adopt any amendment to FanDuel Parent’s organizational documents or the FanDuel LLC Agreement; (vi) take or approve any action resulting in FanDuel Parent’s liquidation or dissolution; (vii) authorize, issue or sell FanDuel LLC Units or any other equity interest of FanDuel Parent or any other option, warrant, conversion or similar right with respect to any FanDuel LLC Units or such other equity interest in FanDuel Parent (subject to certain exceptions); (viii) repurchase, redeem or otherwise acquire any FanDuel LLC Units, any other equity interest of FanDuel Parent or any options, warrants, conversion or similar rights with respect to any FanDuel LLC Units or such other equity interests of FanDuel Parent, except in accordance with the terms of the FanDuel LLC Agreement; (ix) enter into any transaction that would result in a Public Offering (as defined in the FanDuel LLC Agreement) or Sale Event (as defined in the FanDuel LLC Agreement), other than a Sale Event in which we and our affiliates sell 100% of our collective equity interests in FanDuel Parent to a purchaser who agrees to be bound by all our obligations under the Investor Members Agreement; (x) take any action which has the primary purpose of, or by its express terms has the effect of, benefitting us and our affiliates and harming Fastball, whether or not in its capacity as a holder of the FanDuel LLC Units; (xi) make any payment out of assets of FanDuel Parent or any of its subsidiaries in respect of any VCP Redemption Debt (as defined in the FanDuel LLC Agreement); or (xii) commit to do any of the things set forth in (i) through (xii) above. In addition, the terms of the Investor Members Agreement provided that so long as Fastball continued to hold any equity interest in FanDuel Parent, FanDuel could not, without the prior written consent of Fastball, cause or permit FanDuel Parent to own or hold any assets other than equity interests of FanDuel Group, Inc., cause or permit FanDuel Parent to own or hold less than 100% of the issued and outstanding equity of FanDuel Group, Inc., cause or permit FanDuel Group, Inc. to make any distributions to FanDuel Parent that could give rise to taxable income to Fastball in excess of its pro rata portion of the FanDuel LLC Units, or take any action or fail to take any actions with respect to tax matters that could reasonably give rise to disproportionately adverse tax consequences to Fastball as compared to us. Fox’s interpretation of its rights in relation to the Fox Option may differ from that of Flutter. See “Item 1A. Risk Factors—Risks Relating to Our Business and Industry—In the event that Fox exercises the Fox Option, we would be required to sell to Fox a significant minority stake in our FanDuel business. If at that point Fox’s consent is required for certain actions we wish to take and we are unable to obtain it, we may not be able to pursue elements of our business strategy.”

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
Data Protection, Privacy and Digital Services
Because we process personal information relating to customers, employees, suppliers and job applicants, we are subject to privacy and data protection laws in the jurisdictions where we operate and where our customers are located. These laws require that personal data be handled, collected, stored, transmitted, and processed in compliance with applicable legal and regulatory conditions.
Under the General Data Protection Regulation (Regulation (EU) 2016/679) (the “EU GDPR”) in Europe and other international laws, organizations must adhere to key principles, including lawful, fair, and transparent processing; purpose limitation; data minimization; accuracy; storage limitation; and security of personal data. Failure to comply with these obligations can lead to significant regulatory sanctions, financial penalties, and, in some cases, criminal liability.
Privacy laws are increasingly prevalent across the world, with countries implementing strict regulations to protect personal data and safeguard individuals' rights in the digital age. Regarding our operations in Europe, particularly where the personal information being processed relates to residents of EU member states, the European Union enacted the EU GDPR on May 25, 2018, to replace European Union Directive 95/46/EC as well as the national implementing legislation in each EU member state. The GDPR introduces two categories of administrative fines depending on the seriousness of the breach that will range from: (a) up to €20 million or 4% of worldwide revenues of the preceding year (whichever is higher) for serious infringements; or (b) up to €10 million or 2% of worldwide revenues of the preceding financial year for less serious infringements. The United Kingdom UK GDPR came into effect on January 1, 2021, and, together with the amended UK Data Protection Act 2018, retains EU GDPR like standards.
Additional global jurisdictions have enacted similar legislation, regulatory requirements, and risk-based approaches to protecting personal data. These include, but are not limited to: Italian Privacy Code (Codice in materia di protezione dei dati personali) under the EU GDPR framework, “Data Protection Laws”, Brazil's Lei Geral de Proteção de Dados Pessoais (LGPD), Law on Protection of Personal Data (Armenia, 2015), Australian Privacy Act 1988, Law on Protection of Personal Data (Bosnia and Herzegovina, 2025), and applicable provincial privacy laws, Law of Georgia on Personal Data Protection (2023), India’s Digital Personal Data Protection Act, 2023 (DPDPA), Law No. 09-08 on Data Protection (Morocco), Law on Personal Data Protection (Montenegro, 2008, revised 2009, 2012, 2017, 2024), Law on Personal Data Protection (North Macedonia, 2020, revised 2021), Law on Personal Data Protection (Serbia, 2018), Swiss Federal Act on Data Protection (FADP, revised 2023), Law on the Protection of Personal Data No. 6698 (Türkiye), Canada's federal Personal Information Protection and Electronic Documents Act (PIPEDA) and the Ontario Freedom of Information and Protection of Privacy Act (FIPPA).
Other national or sectoral privacy and data protection laws and regulations are also applicable in those jurisdictions. Non-compliance may result in significant financial penalties, operational restrictions, reputational damage, and license revocations across our international operations.
In the United States, since California passed the California Consumer Privacy Act in 2018, numerous additional U.S. states have enacted comprehensive privacy legislation. The result is a complex and onerous patchwork of inconsistent legal obligations, with nuances across states in terminology and definitions. These laws require substantial modifications to in-scope companies’ data processing practices and policies, impose compliance-related costs and expenses to provide updated notices, conduct privacy impact assessments, and fulfill privacy rights requests, and we may be required to negotiate or renegotiate contractual obligations with third parties. Such laws will restrict processing activities, likely limiting our ability to market to customers and/or increasing operational and compliance costs. In the absence of comprehensive federal legislation, there is also an emerging multi-state patchwork of artificial intelligence regulation, which is likely to impose compliance costs on our business and constrain our ability to fully leverage these technologies. In addition, the U.S. Federal Trade Commission (the “FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Finally, there has been a significant increase in privacy litigation related to cookies, pixels, and other common analytics technologies. Plaintiffs claim that personal data is collected and/or shared with third parties without the requisite user consent under laws such as the California Invasion of Privacy Act or the federal Video Privacy Protection Act. Should plaintiffs succeed in the courts, we could see material adverse effects on our business or financial condition as costs to defend and/or settle litigation increase.

Privacy and digital governance laws are becoming increasingly stringent worldwide, reshaping how online services operate and interact with users and which may have a material impact on whether and how we can operate our online services in certain jurisdictions. In the European Union, a comprehensive framework of major digital laws imposes significant compliance obligations beyond traditional data protection: (i) Digital Services Act (DSA) – Regulates online platforms, illegal content, and algorithmic transparency; fines up to 6% of global annual turnover, (ii) Digital Markets Act (DMA) – Targets gatekeeper platforms to ensure fair competition, (iii) Data Act – Establishes rules for data access and sharing across sectors, (iv) Data Governance Act (DGA) – Enables secure data sharing under strict governance, (v) NIS2 Directive – Strengthens cybersecurity requirements for essential and important entities, (vi) ePrivacy Directive (EU and UK) –Regulates electronic communications and tracking technologies. (vii) Artificial Intelligence Act (AI Act) – Introduces a risk-based framework for AI systems; fines up to €35 million or 7% of global annual turnover. These laws collectively address platform accountability, algorithmic transparency, data portability, cybersecurity, and AI governance, requiring ongoing investment in compliance, governance, and technology. Similar initiatives are emerging globally. The UK, US, Canada, Brazil, Australia, and several APAC jurisdictions are introducing or strengthening laws on data protection, AI governance, and cybersecurity. All of these will have implications for how Flutter operates, including how we use AI technology in our business.
Any significant changes to applicable laws, regulations, interpretations of laws or regulations, or market practices, regarding privacy, digital services, artificial intelligence and data protection, or regarding the manner in which we seek to comply with applicable laws and regulations, could require us to make modifications to our products, services, policies, procedures, notices, and business practices, including potentially material changes. Such changes could potentially have an adverse impact on our business. See “Item 1A. Risk Factors—Risks Relating to Information Technology Systems and Intellectual Property—The increasing application of, and any significant failure to comply with, applicable data protection, privacy and digital services laws may have a material adverse effect on us.” and “Item 1A. Risk Factors—Risks Relating to Information Technology Systems and Intellectual Property—We use AI, machine learning and similar technologies in our business, which may present business, compliance, and reputational risks.”
Compliance
We have developed and implemented robust control frameworks designed to help ensure that we comply with legal and regulatory requirements imposed on us in connection with our sports betting and iGaming activities. Our compliance and risk programs focuses on, among other things, meeting licensing and regulatory requirements in the jurisdictions where our services are offered.
We are committed to preventing and mitigating the risk of financial crime including but not limited to, money laundering, terrorist financing and fraud and ensuring that controls and practices are aligned to the regulatory requirements in the jurisdictions where we operate. We believe that we have a robust and extensive set of policies and procedures designed to identify and/or prevent such risk arising, including, without limitation our (i) anti-money laundering and countering the financing of terrorism policy; (ii) gifts and hospitality policy; (iii) cyber security policy; (iv) third party financial crime policy standard; (v) sanctions policy; (vi) anti-bribery and corruption policy; (vii) code of ethics; and (viii) whistle-blower policy.
We are committed to complying with applicable laws and regulations in the jurisdictions where we operate and ensuring that our processes and controls are regularly optimized to meet the requirements of evolving regulatory regimes although the effectiveness of all such measures cannot be guaranteed.
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

As of December 31, 2025, we had 28,518 employees across 27 countries. Our headcount includes both our head office and retail colleagues. The United States comprises 11% of our total headcount,with the remaining 89% of our employees outside the United States. Approximately 7,500 of our employees are part of our technology function, of which approximately 3,500 are focused on software engineering. Employee turnover sits at 22% globally and the voluntary turnover is 11%. Our relationship with the majority of our employees located in Italy, Brazil and Romania are subject to collective bargaining agreements and a subset of employees in Australia are subject to modern awards, which set out minimum terms and conditions of employment. As of fiscal 2025, 6,531 of our employees are subject to these agreements. In general, the collective bargaining agreements and modern awards include terms that regulate remuneration, minimum salary, salary complements, extra time, benefits, bonuses and partial disability.
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
Positive Impact Plan
As the global leader in sports betting and gaming, we remain committed to setting the standard for sustainability in our sector. Since launching our Positive Impact Plan in 2022, we have continued to build on its four pillar areas of focus — customers, colleagues, community and environment. These are supported by strong foundations in ethics and compliance, anti-corruption, anti-money laundering and data protection and governance.
We regularly review our sustainability priorities through internal and external engagement. Our initial assessment in 2021 identified the key topics that informed the design of the Positive Impact Plan. In 2025, we reviewed each pillar of our strategy, concluding that our focus and approach is still appropriate. We continue to focus on Responsible Gaming under our Play Well pillar as our most central issue—supported by a focus on community, colleagues and environment, while strengthening the systems, data, and governance needed to align with emerging global disclosure standards.
In 2024, we reported that we had undergone a Double Materiality Assessment in preparation for the EU Corporate Sustainability Reporting Directive (CSRD). Following the February 2025 EU Omnibus updates to CSRD guidance and timelines, we have deferred our Double Materiality Assessment to 2026 to ensure our 2027 CSRD reporting fully reflects the revised requirements.
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
Risks Relating to Our Business and Industry
Economic downturns and market conditions beyond our control could adversely affect our business, financial condition and results of operations.
Our financial performance is subject to global economic conditions, and particularly, their impact on levels of spending by our customers, advertisers and partners. Unfavorable economic conditions, including recessions, economic slowdowns, tariffs and trade disputes, high unemployment, rising prices or the perception by consumers of weak or weakening economic conditions, may reduce levels of disposable income and participation in entertainment and leisure activities, such as betting or iGaming. Our business may be particularly sensitive to such changes, and as a result, there can be no assurance that demand for our product offerings will remain consistent.

A deterioration in global macroeconomic conditions could also adversely affect our business by increasing our overall cost structure and constraining our ability to invest in growth initiatives. For example, recent inflationary pressures have increased our labor costs and other operating expenses. Unfavorable economic conditions may also reduce the availability of credit, increase cost of credit or adversely affect our liquidity. If, as a result of such conditions, we are unable to secure financing when needed or on commercially acceptable terms, it may materially impair our ability to invest in new products, enhance our platforms or pursue strategic opportunities.
Adverse economic conditions that reduce customer participation or otherwise constrain liquidity may also materially reduce the attractiveness and competitiveness of our liquidity-dependent products such as Betfair Exchange, FanDuel’s DFS and prediction markets and PokerStars’ poker business, resulting in lower customer engagement and reduced revenues.
Additionally, the insolvency of any of our partners, advertisers or licensees could result in disrupted operations including by delaying payments owed to us, interrupting the delivery of services, or requiring us to identify and contract with replacement partners or require our exit from a particular market. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Our business is exposed to competitive pressures arising from competition in online betting and iGaming, as well as from prediction markets, illegal operators and new entrants into the markets in which we operate.
We operate in a highly competitive and rapidly evolving global online betting and iGaming industry, and we expect competitive pressures to continue to intensify. Our competitors include international and well-established local betting and gaming operators as well as new entrants offering adjacent or alternative wagering products. Many of these competitors operate at significant scale enabling them to attract customers to their offerings, have strong brand recognition, and may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies or otherwise develop more commercially successful products or services than ours. In addition, new competitors, whether licensed or not, may enter the gaming industry, further increasing competitive pressure. Barriers to customers switching between operators are low, which increases the risk that customers may choose competing offerings.
We also face competition from companies with different and emerging business models, regulatory frameworks and cost structures, including prediction markets or other derivatives-based products. In the United States, for example, prediction markets contracts regulated by the Commodity Futures Trading Commission (“CFTC”) are being offered by a growing number of providers. We do not currently offer sports contracts in U.S. states in which we offer our sportsbook product. In those states, other providers may offer sports contracts while being subject to different regulatory requirements, which could place us at a competitive disadvantage. In states where we do offer sports contracts, and for other prediction markets contracts available more broadly, competitors may offer similar products more successfully due to differences in business models, cost structures, regulatory approaches or reduced focus on account management and user safety.
In certain jurisdictions, we also face competition from illegal operators that do not comply with applicable regulatory and licensing requirements, allowing them to avoid compliance costs and restrictions, customer-focused safeguards and payment of gaming taxes. The increasing scale and sophistication of such operations may intensify competition in affected markets, increase regulatory scrutiny on the industry as a whole and put our customers at higher risk of harm.
We are also subject to the risk of further consolidation in the betting and gaming industry, which might result in the formation of a very large or successful competitor to whom we might lose market share. Other competitors may have significantly greater financial, technical and other resources than us in certain jurisdictions or markets in which we operate, and they may be able to secure greater liquidity than us. A loss of market share could have a material adverse effect on our business, financial condition and results of operations.
We may fail to retain existing customers or add new customers, or customers could decrease their level of engagement with our offerings in general.
If people do not perceive our offerings to be enjoyable, reliable, relevant and trustworthy, we may be unable to attract or retain customers or maintain or increase the frequency and duration of their engagement. A number of other online betting and iGaming companies that achieved early popularity have since seen their active customer bases or levels of engagement decline.

Increasing customer engagement and retention is central to our strategy, but there is no guarantee that we will not experience an erosion of our AMP base or engagement levels among customers in the future. Our customer engagement patterns have changed over time, and customer engagement can be difficult to measure, particularly as we introduce new and different product offerings. Any number of factors could negatively affect customer retention, growth and engagement, including if:
•customers increasingly engage with our competitors’ products or services;
•we fail to introduce, or delay the introduction of, new products or services that users find engaging or that work with a variety of operating systems or networks, or if we introduce new or modified products or services that are not favorably received by customers;
•our promotional or incentive strategies prove ineffective, inefficient or misaligned with customer needs;
•customer sentiment about the quality of our products declines, or concerns related to privacy, safety, security or other factors increase;
•new industry standards are adopted or customers adopt new technologies where our products may be displaced in favor of other products or services which may face less regulation or are unavailable, or may otherwise be rendered obsolete and unmarketable;
•there are adverse changes in our products mandated by legislation, regulatory authorities or litigation;
•we do not obtain applicable regulatory or other approvals or renewals of such approvals to offer, directly or indirectly, our products in new or existing jurisdictions;
•customers have difficulty accessing our products, or technical or other problems, such as security breaches, prevent us from delivering our products in a rapid and reliable manner or otherwise affect the customer experience;
•initiatives designed to attract and retain customers are unsuccessful;
•we fail to price our product offerings competitively or provide adequate customer service;
•we or other companies in our industry are the subject of adverse media reports or other negative publicity; or
•we fail to effectively anticipate or respond to customers’ continuously changing needs, demands and preferences, as well as emerging technological trends, or where our competitors more effectively anticipate or respond to the same.
If we are unable to maintain or increase our customer base or engagement, or effectively monetize our customer base’s use of our offerings, our revenue may be adversely affected. Any decrease in customer retention, growth or engagement, including player liquidity, could render our products less attractive to customers, which is likely to have a material adverse effect on our business, financial condition and results of operations. If our AMP growth rate slows, we become increasingly dependent on our ability to maintain or increase levels of customer engagement and monetization in order to drive revenue growth. Furthermore, betting and gaming faces competition from other entertainment and leisure activities and there can be no assurance that we will be able to increase or maintain our share of customers’ discretionary spending against such other entertainment and leisure activities.
Our growth prospects may suffer if we are unable to develop successful product offerings or if we fail to pursue additional product offerings or make the right investment decisions in our product offerings and technology.
The industries in which we operate are subject to rapid and frequent changes in standards, technologies, products and services, as well as in customer demands, expectations and regulations. We must continuously make decisions regarding which product offerings and technology we should invest in to meet customer demand in compliance with evolving industry standards and regulatory requirements, and must continually introduce and successfully market new and innovative technologies, product offerings and enhancements to remain competitive. Our ability to engage, retain and increase our customer base and to increase our revenue will depend heavily on our ability to successfully create new product offerings, both independently and together with third parties. We may introduce significant changes to our existing technology and product offerings or develop and introduce new and unproven products and services, with which we have little or no prior development or operating experience or which are subject to new and evolving regulatory frameworks. The process of developing new product offerings and systems is inherently complex and uncertain, and new product offerings may not be well received by customers. If we are unable to develop technology and product offerings that address customers’ needs or enhance and improve our existing technology and product offerings in a timely manner, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. Developing and creating additional product offerings, such as our prediction markets offering, can also divert management’s attention from other business issues and opportunities. Even if our new product offerings attain market acceptance, those new product offerings have in certain cases cannibalized, and in the future, could continue to cannibalize, the market share of our existing product offerings or share of our customers’ discretionary spending in a manner that could negatively impact our results of operations. Furthermore, such expansion of our business increases the complexity of our business and places an additional burden on our management, operations, technical systems, regulatory compliance obligations and financial resources, and we may not recover the often-substantial up-front costs of developing and marketing new product offerings, or the opportunity cost of diverting management and financial resources away from other potential new product offerings. In the event of continued growth of our operations and product offerings, or in the number of our third party relationships, we may not have adequate resources, operationally, technologically or otherwise, to support such growth, and the quality of our technology, product offerings or our relationships with third parties could suffer. In addition, failure to effectively identify, pursue and execute new business initiatives, or to efficiently adapt our processes and infrastructure to meet the needs of our innovations, including managing risks associated with new products subject to uncertain, evolving or changing regulatory frameworks, such as our prediction markets offering, may adversely affect our business, financial condition and results of operations.
Any new product offerings may also require our customers to utilize new skills, which could create a lag in adoption of new product offerings and new customer additions related to any new product offerings. Further, we may develop new product offerings that increase customer engagement and costs without increasing revenue. Additionally, new customer demands, superior product offerings by competitors, new industry standards or changes in the regulatory environment could render our existing product offerings unattractive, unmarketable or obsolete, and require us to make substantial unanticipated changes to our technology or business model. Our failure to adapt to a rapidly changing market, new or changing regulations or evolving customer demands could harm our business, financial condition and results of operations.
We may experience lower-than-expected profitability or suffer significant losses from a failure to determine accurately the odds in relation to any particular event, including as a result of errors in our odds-setting or bet acceptances processes and/or any failure of our sports risk management processes.
A significant proportion of our revenue is derived from fixed-odds betting products where winnings are paid on the basis of the stake placed and the odds quoted. Odds are determined with the objective of providing an average return to the bookmaker over a large number of events and are set through a combination of algorithmic and manual odds-making processes. However, there can be significant variation in our results event-by-event and day-by-day.
We have systems and controls that seek to reduce the risk of daily losses but there can be no assurance that these will be effective in reducing our exposure. As a result, in the short term, there is less certainty of generating positive results, and we may experience (and have from time to time experienced) significant losses with respect to individual events or betting outcomes, particularly if large individual bets are placed on an event or betting outcome or series of events or betting outcomes. In particular, odds compilers and risk managers are also capable of human error, and algorithms and data feeds may fail or operate as designed but produce incorrect or unintended outcomes. In some cases, odds offered may constitute obvious or “palpable” errors (such as inverted lines or odds that are materially different from the true odds of an outcome), whether due to human error, system limitations or data issues. While it is generally commonplace in many jurisdictions for operators to void bets associated with such errors, our ability to do so may be subject to regulatory approval and oversight and has been subject to regulatory challenge in the past, particularly in the United States where regulatory approaches vary by state. There can be no assurance that regulators will permit the voiding of such bets, or that approval will be granted in a timely manner or at all, which has in the past and may in the future require us to honor bets at erroneous odds and incur losses. In addition, we may be required to challenge adverse determinations through administrative or judicial proceedings, which may not be successful and our decisions to void bets could themselves be challenged in court, where we may not ultimately prevail. Any significant losses resulting from such errors could have a material adverse effect on our business, financial condition and results of operations.
Uncertainty as to the legality of online betting and/or iGaming or adverse public sentiment towards online betting and/or iGaming may deter third party suppliers from dealing with us.
The willingness of third party suppliers to provide their services to us may be affected by their own assessment of the legality of their provision of services to us, our business or the broader online betting and iGaming sector and by political or other pressures. Adverse changes in laws, regulations or enforcement policies in any jurisdiction may make the provision of key services to us unlawful or otherwise problematic in such jurisdictions.

In addition, certain third party service providers may be reluctant to provide us with services if they determine that an association with us could result, directly or indirectly, in adverse consequences for their business due to concerns regarding public, political, regulatory or market sentiment toward the betting and gaming industry. For example, there have been cases of internet service providers blocking iGaming websites in certain of the European jurisdictions in which we operate without a local, territory or point of consumption license because those jurisdictions do not have such a licensing framework in place, and further instances could potentially reduce our market share of iGaming in such countries. To the extent that third party suppliers are unwilling or unable to provide us with services, this may have a material adverse effect on our licenses and impact our ability to generate revenue from offering our products and services to customers, which could have a material adverse effect on our business, financial condition and results of operations.
Our business depends on our ability to attract, retain, motivate and develop key personnel, and our failure to do so or to maintain adequate succession planning for key positions could materially adversely affect our business, financial condition and results of operations.
Our business operations and strategic objectives are substantially dependent upon the continued service, expertise, and leadership of our key personnel, including senior management, technical specialists, and other critical employees. The loss of services of one or more of our key personnel, whether due to resignation, retirement, disability, death, or other circumstances, could have a material adverse effect on our business, financial conditions and results of operations.
Competition for qualified personnel for critical skill areas is intense, and we may not be able to successfully attract, retain, or motivate key personnel. Equity-based awards comprise a key component of management compensation, and if our ordinary share price declines or becomes volatile, it may be difficult to retain or motivate such individuals. Our inability to recruit suitable replacements for key personnel in a timely manner, or the failure to develop adequate succession plans for critical positions, could result in significant operational disruptions, loss of institutional knowledge, impaired execution of our business strategy, and leadership gaps that could materially and adversely affect our competitive position, business, financial conditions, and results of operations.
Furthermore, the integration and training of new personnel require significant time and resources, and there can be no assurance that new hires will perform as expected or contribute to our business objectives in the anticipated timeframe. Any prolonged inability to fill key positions or effectively manage leadership transitions may impair our ability to execute our business plan and achieve our strategic objectives, which could have a material adverse effect on our business, financial condition, and results of operations.
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

Our success may be impacted by restrictions on our ongoing ability to market to our customers in certain jurisdictions.
Our acquisition and retention of AMPs in certain jurisdictions depends upon our ability to effectively market to our existing and potential customers, including through affiliate marketing. There are limitations to and, in some cases, prohibitions on the online and offline marketing channels that are available to us as a result of applicable laws and regulations in several markets in which we operate, including Australia and Italy. Other jurisdictions, including, for example, Brazil, Spain, Ireland and Belgium, are also taking actions to further restrict advertising in their markets, including placing limitations on the timing of, and the use of ambassadors for, gambling promotion.
Additional restrictions or the loss of marketing channels that are currently available to us, including the introduction of new regulatory or marketing restrictions in jurisdictions where such restrictions did not previously apply or were less onerous, may further restrict our ability to attract and maintain AMPs and may have a material adverse effect on our ability to generate revenue in any jurisdiction implementing such restrictions.
We may encounter difficulties in integrating, separating and managing acquisitions, divestitures or other strategic transactions or alliances, and, therefore, may not realize the anticipated benefits of such transactions.
We have entered into a number of business combinations in recent years, including the acquisitions of (i) NSX Group in May 2025, (ii) Snaitech S.p.A in April 2025, (iii) Maxbet in January 2024 and (iv) Sisal in August 2022. We regularly evaluate acquisition and other strategic transaction opportunities, including partnerships (such as our recent partnership with CME for the provision of prediction markets contracts), joint ventures, mergers, divestitures, investments or strategic alliances, which opportunities may be material to our business. Any future transactions may pose regulatory, antitrust, integration, tax and other risks, which may significantly affect the benefits or anticipated benefits of such transactions and consequently our results of operations. Competition for strategic transactions in our industry has escalated during recent years, and such competition may increase costs of such transactions or cause us to refrain from entering into certain such transactions. Furthermore, any such transactions will require significant management time and resources and may require the diversion of resources from other activities. There can be no assurance that we will identify or successfully complete transactions with suitable candidates in the future, that we will consummate these transactions at rates similar to the past or that completed transactions will be successful. Strategic transactions may involve operational or other changes, significant cash expenditures, debt incurrence, assumed or retained liabilities, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction.
We may be unable to manage recent or future acquisitions profitably or to integrate such acquisitions successfully without incurring substantial costs, delays or other problems. The difficulties of combining the operations of acquired businesses and other risks related to strategic transactions include, among others:
•integrating operations and systems;
•conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;
•inheriting internal control deficiencies;
•assimilating employees;
•managing the expanded operations of a larger and more complex company;
•keeping existing customers and obtaining new customers;
•assuming liabilities and exposure to unforeseen or undisclosed liabilities and exposure to litigation or regulatory, tax or other sanctions, civil or criminal penalties or negative consequences such as license revocation or reputational damage;
•the insufficiency or unavailability of indemnifications received from sellers;
•exposure to new or unfamiliar geographies and/or regulatory regimes;
•evolving regulation; and
•in the case of joint ventures and other investments, partnerships or alliances, interests that diverge from those of our partners without the ability to direct the management and operations of the joint venture or investment in the manner we believe most appropriate to achieve the expected value.

Many of these factors will be outside our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy. In addition, any companies or businesses we acquire or invest in may not achieve levels of profitability or revenue that justify the original investment made by us. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.
We may prioritize customer growth and engagement and customer experience over short-term financial results.
We may in the future make product and investment decisions that may not prioritize our short-term financial results if we believe that such decisions are consistent with our strategy and long-term goals to benefit the aggregate customer experience, improve our financial performance and maximize shareholder value. For example, we have implemented changes to, including certain reductions in, our loyalty programs to ensure that the distribution of rebates, rewards and incentives is aligned with our goal of incentivizing customers for loyalty and behavior that is positive to the overall customer experience and the particular product offering’s ecosystem, and we have introduced, and may in the future introduce, other changes, such as adjustments to product pricing. We may also introduce changes to existing product offerings, or introduce new product offerings, that direct customers away from existing product offerings where they have a proven means of monetization, which may reduce engagement with our core product offerings. We also may take steps that limit distribution of certain product offerings, such as on mobile devices, in the short term to attempt to ensure the availability of such product offerings to our customers over the long term. These decisions may not produce the benefits that we expect, in which case our customer growth and engagement, our relationships with third parties, and our business, financial condition and results of operations could be materially adversely affected.
Variability in win rates, the timing of jackpot payouts in our iGaming and the broadcasting and scheduling of major sporting events could materially adversely affect our financial results.
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
In our iGaming product offerings, operator losses are limited per stake to a maximum payout. When looking at bets across a period of time, however, these losses can potentially be significant. Our quarterly financial results may also fluctuate based on whether we pay out any jackpots to our iGaming customers during the relevant fiscal quarter. As part of our iGaming product offerings, we may offer progressive jackpot games. Each time a progressive jackpot game is played, a portion of the amount wagered by the customer contributes to the jackpot for that specific game or group of games. Once a jackpot is won, the progressive jackpot is reset with a predetermined base amount. While we maintain a provision for these progressive jackpots in the event we choose to offer them, the cost of the progressive jackpot payout would be a cash outflow for our business in the period in which it is won with a potentially significant adverse effect on our business, financial condition and results of operations. Winning is underpinned by a random mechanism, thus we cannot predict with absolute certainty when a jackpot will be won.
Our Sportsbet offerings are also affected by seasonal and major sporting events, which can result in short-term volatility in betting win margins and user engagement, resulting in volatile revenues. The timing of such events, as well as the cancellation, disruption to, or postponement of, the live broadcasting of sporting events, could have a material adverse effect on our business, financial condition and results of operations.
In addition, the entrance of alternative media licensing and broadcasting organizations into the sport broadcasting industry (e.g., Netflix, Amazon, DAZN Group and YouTube), which may not attract the volume of viewers traditionally attracted by television companies for major sporting events (in particular free-to-air broadcasters such as the BBC, NBC, ABC, CBS and FOX), has the potential to negatively impact the number of customers who have access to live sporting events, thereby impacting the number of customers accessing our betting services and products.

Our operational efforts to expand our customer base in existing and new geographic markets, particularly with respect to our U.S. business, including our efforts to cross-sell to existing customers, may not be successful.
As a result of social, political and legal differences between jurisdictions, successful marketing in a new jurisdiction, particularly in new U.S. states we hope to further expand into, will often involve local adaptations to our overall marketing strategy. While we have been successful in entering new geographic markets to date, future entry into new geographic markets may not be successful. Our marketing strategy in new geographic markets may not be well received, and we may be unable to deal successfully with a new and different local operating environment. We may also be unable, for technological or other reasons, to design and deliver the correct marketing strategy in our key markets to enable us to cross-sell within and across our brands.
In addition, as discussed in more detail in the risk factor entitled “—Risks Relating to Regulation, Licensing, Litigation and Taxation—The successful execution of our growth strategy, particularly with respect to our U.S. business, depends on our ability to expand our provision of online betting and iGaming services into new and existing jurisdictions and markets where the regulatory status of the provision of such services has been clarified or liberalized.” below, our ability to expand our customer base in new geographic markets may also be impacted by adverse regulatory developments in those markets.
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
For example, we have an ongoing commercial relationship with Sky, which allows us to use the Sky brand and to integrate with Sky’s commercial and advertising platforms pursuant to contractual agreements. If customer perception of the Sky brand were to deteriorate, or if Sky was to lose some or all of its material licensing arrangements with respect to sports broadcasting, our ability to attract or retain customers through our Sky Betting and Gaming brand could be negatively impacted, resulting in a consequent loss of revenue. Additionally, Sky may terminate the license if we do not comply with the license terms or our contractual arrangements may terminate under certain conditions. Any expiration or termination of our Sky brand license could have a material adverse effect on our ability to generate revenue from the businesses of Sky Betting and Gaming, as well as harm our reputation, brand and associated rights.
Additionally, FanDuel has a strategic partnership with Boyd Gaming Corporation, one of the largest and most experienced gaming companies in the United States. This partnership provides FanDuel with first skin access (i.e., access to the online sports betting or iGaming market of a given state through the use of the first skin granted by a state to a land-based gaming entity with an existing license) for online sports betting in Indiana, Iowa, Kansas, Louisiana, Mississippi, and Pennsylvania. Any failure to maintain and manage this relationship could negatively impact our results of operations.
Furthermore, many of the parties with whom we have advertising arrangements provide advertising services to other companies, including our competitors. While we believe there are other third parties that could drive customers to our product offerings, adding or transitioning to them may disrupt our business and increase our costs. In the event that any of our existing or future relationships fails to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could impact our ability to attract and consumers in a cost-effective manner and adversely affect our business, financial condition and results of operations.
In the event that Fox exercises the Fox Option, we would be required to sell to Fox a significant minority stake in our FanDuel business. If at that point Fox’s consent is required for certain actions we wish to take and we are unable to obtain it, we may not be able to pursue elements of our business strategy.
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
Geopolitical events and political developments could adversely affect our business, financial condition and results of operations.
Our results of operations are influenced by geopolitical events. Instability and uncertainties arising from the global geopolitical environment, including as a result of political developments, changes in government leadership or policy priorities, military action, conflicts, terrorist attacks, and the potential for changes in global trade policies, including sanctions and trade barriers, could impair our global operations and adversely affect our business, financial condition and results of operations.
For example, the ongoing Russia-Ukraine conflict has led to, and could continue to lead to, significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, currency volatility, supply chain interruptions, political and social instability, changes in customer preferences and discretionary spending and increases in cyberattacks and espionage. As a result of the conflict, we ceased our operations in Russia and in Ukrainian territories subject to international sanctions. Geopolitical instability arising from geopolitical events may also contribute to heightened uncertainty, regional instability and broader security risks, which may in turn impact our ability to operate in such jurisdictions.
In addition, changes in political leadership, public policy or societal attitudes may result in less favorable approaches toward betting and iGaming, including legislative or policy changes that could restrict, suspend or reverse prior market access. While supportive political or administrative approaches in certain markets, such as the liberalization of relevant regulations and support for emerging products in the United States, have facilitated industry growth, such approaches may not continue or, if expanded or altered, could result in a less predictable regulatory framework and increased compliance uncertainty. See also “—The successful execution of our growth strategy, particularly with respect to our U.S. business, depends on our ability to expand our provision of online betting and iGaming services into new and existing jurisdictions and markets where the regulatory status of the provision of such services has been clarified or liberalized.”
While we continue to actively monitor global geopolitical developments, there can be no way to predict their scope, duration or ultimate impact. The extent and duration of any current or future geopolitical events and resulting market disruptions could be significant and could potentially have a substantial impact on our business and the global economy for an unknown period of time. Any of the above-mentioned factors could have a material adverse effect on our business, financial condition and results of operations, and any such disruptions may also magnify the impact of other risks described in this Annual Report.
Risks Relating to Information Technology Systems and Intellectual Property
We are highly dependent on the development and operation of our sophisticated and proprietary technology and advanced information systems, and any disruptions to such systems or failure to effectively adopt and implement new technologies and systems could have a material adverse effect on our business, financial condition and results of operations.
Our business relies on complex information technology (“IT”) systems (including systems provided or supported by third parties) that are critical to the operation of our businesses, including the collection, aggregation and distribution of data, trade and price information, the generation and provision of analytics, risk management services, provision of market infrastructure (including platforms for the execution, clearing and settlement of bets, positions and trades), security systems and payment systems.

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
We also rely on IT systems, cloud-based services and other networks that are provided, managed or hosted by third parties, which have in the past and may in the future be subject to outages or other failures. The measures such third parties put in place may be insufficient to prevent future issues, and resolving such issues may take longer than if they were managed or hosted by us alone. If our technology and/or IT systems, or those of a third party on which we rely, suffer from major or repeated failures, this could interrupt or disrupt our trading, clearing, settlement, index, analytics, data information or risk management services and undermine confidence in our platforms and services, cause reputational damage and impact operating results.
There can be no assurance that our current systems will be able to support any new or emerging technologies, industry standards or enhanced products or services, or be able to accommodate a significant increase in online traffic, increased customer numbers, or modified usage patterns arising as a result of any such technologies, standards or products or services. If our systems are unable to expand to meet increased demand, are disrupted or otherwise fail to perform, or the adoption of new technologies requires greater investment than anticipated, this could have a material adverse effect on our business, financial condition and results of operations, and could increase our operating expenses.
We use AI, machine learning and similar technologies in our business, which may present business, compliance, and reputational risks.
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
Additionally, the introduction of these technologies into new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, intellectual property claims, litigation, compliance issues, ethical concerns, confidentiality or security risks, negative user perceptions, as well as other factors that could adversely affect our business, reputation, and financial results. The use of AI technologies may lead to unintended consequences, including creating content and data that appears correct but is factually inaccurate, biased or otherwise flawed, unlawful, harmful or policy-violating. Such content may expose us to brand or reputational harm and/or legal liability. Additionally, the content, analysis, materials, software, recommendations and other outputs produced by AI may be subject to limited or no intellectual property or other proprietary protection. We may lose intellectual property and other proprietary rights in any data, content, confidential information, trade secrets, or other materials that we provide as inputs to AI technology. If we are unable to assert proprietary rights in such outputs or inputs against use by third parties, we may experience competitive harm, and our financial condition and results of operations may be adversely affected. Furthermore, the use of AI may result in violations of applicable data security or data privacy laws, or in cybersecurity incidents that implicate the personal data of end customers, employees or other third parties. Any such violation or cybersecurity incidents related to our use of AI could result in legal liability or otherwise adversely affect our reputation and results of operations.
Additionally, the legal and regulatory landscape for AI is rapidly evolving, and may in many instances be uncertain and may vary (or conflict) across jurisdictions. For example, the EU AI Act imposes obligations for high-risk AI systems, with fines for non-compliance up to €35 million or 7% of global annual turnover. In the United States, various federal agencies including the FTC are developing AI governance frameworks, and several states are considering AI-specific legislation. AI systems may exhibit bias, produce discriminatory outcomes, consumer protection, or responsible gaming principles. Training data used in AI models may inadvertently contain biased, inaccurate, or protected information, potentially leading to regulatory violations or reputational harm. The rapid evolution of AI, including with respect to compliance with existing and potential government regulation of such technology, may require significant resources, including to develop, test and maintain platforms, offerings, services, and features to help us implement AI in accordance with varying laws across jurisdictions, and to minimize other adverse effects on our results of operations.

Security breaches, unauthorized access to or disclosure of our data or customer data, cyber-attacks on our systems or other cyber incidents could compromise sensitive information related to our business (including personal data processed by us or on our behalf) and expose us to liability, which could harm our reputation and materially and adversely affect our business, financial condition and results of operations.
The secure collection, maintenance, processing and transmission of confidential and sensitive information, including personal data, is a critical element of our operations. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit certain confidential and sensitive information, including credit card numbers. Our IT and other systems, and those of our third party service providers, that collect, maintain, process and transmit customer, employee, service provider and business partner information face an ever-increasing number of threats from a broad range of threat actors, including foreign governments, criminals, competitors, computer hackers, cyber terrorists and politically motivated groups or individuals, and we have previously experienced various attempts to access our IT systems. These threats include physical or electronic break-ins, security breaches from inadvertent, unintentional or intentional actions or inactions by our employees, contractors, consultants and/or other third parties with otherwise authorized access to our systems, website or facilities, or from cyber-attacks by malicious third parties, including distributed denial-of-service (“DDoS”) attacks, “Trojan horse” attacks, phishing attacks, social engineering, security breaches, general hacking or other attacks, which could breach our data security and disrupt our IT systems. Breaches of our security measures or those of our third party service providers or other cybersecurity incidents could result in: unauthorized access to our websites, networks or systems; unauthorized access to and misappropriation of customer information, including customers’ personal data or other confidential or proprietary information of Flutter, employees, customers or other third parties; unauthorized dissemination of proprietary or confidential information, including personal data, viruses, worms, ransomware, spyware or other malware attacking, or being spread through our websites, networks or systems; deletion or modification of content or the display of unauthorized content on our websites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations; media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action; and other potential liabilities.
Although we have developed systems and processes that are designed to protect our data and customer data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will be successful, that we will be able to anticipate or detect all cyber-attacks or other breaches, that we will be able to react to cyber-attacks or other breaches in a timely manner, or that our remediation efforts will be successful. In the past, we and our third party vendors have experienced social engineering, phishing, malware and similar attacks and threats of DDoS attacks and such attacks could in the future have a material adverse effect on our business, financial condition and results of operations. If any of these breaches of security should occur and be material, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to remediate problems caused by such breaches and we could be exposed to a risk of loss, litigation or regulatory action and other liability. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third party experts and consultants.
For example, in 2023, we received notice that certain of our customer and employee data was involved in the global incident involving the MOVEit file transfer software. In addition, in June 2025, the Paddy Power and Betfair businesses suffered a data incident, when an unauthorized third party gained access to the personal information of some of our customers. Based on our internal investigations and information currently known at this time, we do not expect either the MOVEit incident or the June 2025 Paddy Power and Betfair incident to have a material impact on our operations or financial results. However, we have incurred, and may continue to incur, expenses related to both incidents, and we have become subject to claims in relation to both incidents.
Moreover, these types of risks may increase over time as the complexity and number of technical systems and applications we use also increases. Advances in computer capabilities, new technologies (including AI) or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Any compromise or breach of our security measures, or those of our third party service providers, could violate applicable privacy, data protection, data security, network and IT systems security and other laws and regulations. Further, such laws and regulations may be interpreted and applied in a manner that is inconsistent with our existing practices, which may require us to modify our practices and incur substantial compliance-related costs and expenses. We may also incur significant reputational, legal and financial exposure, including legal claims, higher transaction fees and regulatory fines and penalties as a result of any compromise or breach of our systems or data security, or the systems and data security of our third party providers and any personal data stored or processed therein. While our insurance policies include liability coverage for certain exposures arising from these matters, if we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage and we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
We are subject to a number of risks related to credit card payments, including data security breaches, fraud and chargebacks, any of which could materially and adversely affect our business, financial condition and results of operations.
In certain jurisdictions in which we operate, we accept payment from our customers through credit card transactions, certain online payment service providers and mobile payment platforms. The use of these payment methods involves risks that may be outside of our direct control and could disrupt our payment processing capabilities.
If we or a third party experiences a data security breach involving credit card information, affected cardholders will often cancel their credit cards. If our customers are impacted by such a breach, whether experienced by us or a third party, we may need to contact them to obtain new credit card information, including to process pending transactions. However, we may be unable to reach all affected customers or obtain replacement information in a timely manner or at all. As a result, certain transactions may not be completed, which could materially and adversely affect our business, financial condition and results of operations. Even if our customers are not directly impacted by a particular breach, they may lose confidence in the ability of service providers to protect their personal data, which could reduce their willingness to use credit cards online, lead them to adopt alternative payment methods that are less convenient for us, or otherwise increase the cost or complexity of processing payments.
If we or any of our third-party providers or payment processors fail to adequately prevent fraudulent or erroneous credit card transactions, including as a result of misconduct, errors, or control failures, we may face litigation, fines, governmental enforcement action, civil liability, diminished public perception of our security measures, significantly higher credit card-related costs and substantial remediation costs or refusal by credit card processors to continue to process payments on our behalf, any of which could materially and adversely affect our business, financial condition and results of operations.
In addition, we may be exposed to customer chargebacks, including where customers seek to reverse transactions notwithstanding receipt of services, and if such chargebacks are not effectively controlled, they could result in increased costs and have a material adverse effect on our business, financial condition and results of operations.
The increasing application of, and any significant failure to comply with, applicable data protection, privacy and digital services laws may have a material adverse effect on us.
We process personal customer, supplier, employee and candidate data as part of our business. This requires us to comply with strict, numerous, and rapidly evolving data protection and privacy laws in the United States, the European Union, the United Kingdom, Australia, India, Brazil, Canada and many other jurisdictions regarding privacy and the collection, receipt, storage, processing, handling, maintenance, transfer, disclosure and protection of such personal and other data, which may require us to provide individuals with certain notices and rights with respect to such individuals’ personal data, maintain reasonable and appropriate data security standards and to provide timely notice to individuals and/or regulators in the event that such personal data is compromised. The scope of such laws is subject to differing interpretations and may be inconsistent between states or countries.

For example, the GDPR and national implementing legislation in European Economic Area (“EEA”) member states impose a strict data protection compliance regime including obligations concerning the rights of data subjects, the transfer of personal data out of the EEA, security breach notifications and safeguarding the security and confidentiality of personal data. Fines of up to €20 million or 4% of the annual global revenues, whichever is greater, can be imposed for such violations. Data protection supervisory authorities also have extensive powers under the GDPR, including the power to impose a temporary or definitive ban on processing activity. The GDPR also includes a right to compensation for data subjects who have suffered material or non-material damage as a result of an infringement of the GDPR and in certain cases, civil litigation can be brought by non-profit privacy advocacy groups. In addition, an EU Directive provides the ability for “class action”-type cases to brought by qualified entities in respect of certain GDPR infringements. Liability can attach to us not only for our own non-compliance, but also due to the acts, errors or omissions of those who process personal data in the course of providing services for us.
Compliance with the GDPR and the UK GDPR, which retains the GDPR in UK national law, may require us to modify our data processing practices and policies and incur compliance-related costs and expenses and these changes may lead to other additional costs and increase our overall risk exposure.
Regulatory guidance, case law and enforcement activity concerning data protection regulatory standards in the EEA and in other jurisdictions are increasing, and further changes are likely to occur that may further enhance the data protection rights of individuals and have a commensurate impact upon our ability to process personal data. For example, there remains complexity and uncertainty regarding transfers of personal information from the EEA to the United States and other jurisdictions, which could lead to additional costs, complaints, and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services or the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
In the United States, since California passed the California Consumer Privacy Act in 2018, numerous additional U.S. states have enacted comprehensive privacy legislation. The result is a complex and onerous patchwork of inconsistent legal obligations across states. These laws require substantial modifications to in-scope companies’ data processing practices and policies, impose compliance-related costs and expenses to provide updated notices, conduct privacy impact assessments, and fulfill privacy rights requests, and we may be required to negotiate or renegotiate contractual obligations with third parties. Such laws will restrict processing activities, likely limiting our ability to market to customers and/or increasing operational and compliance costs. In addition, the FTC and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Furthermore, there has been a significant increase in privacy litigation related to cookies, pixels, and other common analytics technologies. Plaintiffs claim that personal data is collected and/or shared with third parties without the requisite user consent under laws such as the California Invasion of Privacy Act or the federal Video Privacy Protection Act. Should plaintiffs succeed in the courts, we could see material adverse effects on our business or financial condition as costs to defend and/or settle litigation increase.
In addition to government regulation, we are also subject to various industry privacy standards, the terms of our own privacy policies and privacy-related obligations to third parties.
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
Although we make reasonable efforts to comply with all applicable data protection and digital services laws and regulations, our interpretations and such measures may have been or may prove to be insufficient or incorrect. If we fail to adhere to applicable data protection, privacy and digital services laws, we may be subject to enforcement action, investigations, fines, regulatory proceedings and/or civil litigation, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, breaches of applicable data protection or digital services laws could result in reputational damage to our brands, resulting in the loss of the goodwill of customers and the potential to deter new and existing customers, or could result in our brands being subject to the revocation of existing licenses and/or the refusal of new applications for licenses. Furthermore, we or our third party service providers could be required to fundamentally change our business activities and practices or modify our products and services to comply with existing and future data privacy and digital services laws and regulations, which could be costly, time-consuming and have an adverse effect on our or our third party service providers’ business, results of operations or financial condition.

An interruption, failure, cessation or material change of the terms for the provision of third party data and content services could have a material adverse effect on our business, financial condition and results of operations.
We increasingly rely on licenses with third parties to access certain data used in our business. We also depend on third party suppliers for data and content, including data received from sporting bodies and various data partners, that is used in the supply of our products and services. This data is used, among other things, to support the offering, operation and settlement of bets, contests and other product features.
Certain of this data is provided exclusively by particular suppliers and may not be obtainable on comparable terms, or at all. If these third parties were to discontinue providing products or services to us for any reason or fail to provide the agreed type of service, we may experience significant disruptions, including interruptions or errors in our data feeds. Such disruptions or errors may result in, among other things, incorrect settlement of bets or contests, reduced product quality, negative customer experiences, reputational harm, increased costs, regulatory scrutiny or litigation.
The general trend toward consolidation in the data and content industry may increase the risk that data and content products or services may not be available to us in the future, or may only be available to us at increased cost. In addition, in the future, our data and content suppliers could enter into exclusive contracts with our competitors. If any of our key data or content providers terminates its relationship with us or refuses to renew its agreement on commercially reasonable terms, we may be required to identify and integrate alternative providers, which may not be available within an acceptable timeframe or on acceptable terms, or at all. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to protect or enforce our rights in our proprietary technology, brands or other intellectual property, or if we are found to infringe the intellectual property rights of third parties, our competitive advantage, business, financial condition and results of operations could be harmed.
We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality agreements and other contractual arrangements to protect our intellectual property. However, our patent or trademark applications may not be approved, any patents or trademark registrations that may be issued to us may not sufficiently protect our intellectual property, and any of our issued patents, trademark registrations or other intellectual property rights may be challenged, misappropriated, infringed, or otherwise violated by third parties. Confidentiality and other protective agreements, even if entered into, may fail to effectively prevent disclosure of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Any of these scenarios may result in restrictions on our use of, or inability to enforce, our intellectual property, which may in turn limit the conduct of our business. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent infringement, misappropriation or other violations of our intellectual property rights, particularly in countries where the laws may not protect our proprietary rights as fully as the protection provided in the United States. Effective trademark protection may not be available or may not be sought in every country or in every class of goods and services in which we operate, and contractual disputes may affect the use of marks governed by contract. Further, we may be required to enforce our intellectual property or other proprietary rights through litigation or other proceedings, which, regardless of success, could result in substantial costs and diversion of management’s attention and other resources. We also depend on the ability of our third party suppliers to defend challenges to their intellectual property, and may be materially and adversely affected by their failure to do so.
At the same time, we cannot be certain that our products and our business do not, or will not, infringe the intellectual property rights of third parties. Third parties may assert infringement claims against us, or our licensors, and such claims, regardless of merit, could result in significant expense, damages, or injunctive or other equitable relief, or require us to redesign, reengineer, license, or cease offering certain products or features. Regardless of whether any such proceedings are resolved in our favor, such proceedings could cause us to incur significant expenses and could distract our personnel from their normal responsibilities. We may be unable to obtain necessary licenses on commercially reasonable terms, or at all, and alternative technologies may be costly, time-consuming to develop, or of lower quality. This would limit and delay our ability to provide new or competing product offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our product offerings, which could materially and adversely affect our business, financial condition and results of operations.

Our systems and controls to restrict access to our products may not be adequate.
We rely on technological systems and controls to block customers in certain jurisdictions from accessing our services. These systems and controls are intended to ensure that we do not accept money from customers located in those jurisdictions where we do not offer our products and services, either as a result of licensing requirements or a lack of adequate justification that offering betting and iGaming services to customers resident in such a jurisdiction would not infringe the law of the jurisdiction in which the relevant customer is located.
Where blocking obligations are currently imposed by governmental licensing requirements, there is a risk that the relevant regulators could require us to block customers resident in specific additional jurisdictions in the future, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, the technical systems and controls that we have adopted could fail or otherwise be found to be inadequate, including as a result of future technological developments or customers in restricted jurisdictions seeking workarounds to the relevant systems and controls. This may result in violations of applicable laws or regulations, which could have cost, resource and reputational implications, as well as implications on our ability to retain, renew or expand our portfolio of licenses.
Our business model depends upon the continued compatibility between our applications and the major mobile operating systems and upon third party platforms for the distribution of our product offerings.
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
In addition, we rely upon third party platforms for distribution of our product offerings. Our online product offerings are delivered primarily as free applications through third party platforms and are also accessible via mobile and traditional websites. The promotion, distribution and operation of our applications are subject to the distribution platforms’ respective standard terms and policies for application developers, which are very broad and subject to frequent changes and interpretation, and may not always permit our applications to be offered through their stores. We are dependent on the interoperability of our platforms with popular mobile operating systems, technologies, networks and standards that we do not control, and any technical or other issues in such systems, or any changes in applicable law or regulations, our relationships with mobile manufacturers and carriers or in their terms of service or policies that degrade our product offerings’ functionality, reduce or eliminate our ability to distribute our product offerings, give preferential treatment to competitive products, limit our ability to deliver high-quality product offerings, or impose fees or other charges related to delivering our product offerings, could materially and adversely affect our product usage and monetization on mobile devices.
Moreover, if any of the third party platforms used for distribution of our product offerings were to limit or disable advertising on their platforms, either because of technological constraints or because the owner of these distribution platforms wished to impair our ability to publish advertisements on them, our ability to grow and retain our customer-base and generate revenue could be harmed. Also, technologies have been, and may continue to be, developed by companies, such as Apple and Google, that, among other things, block or limit the display of our advertisements and some or all third party cookies on mobile and desktop devices, limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window and prevent advertisement re-targeting and optimization. These developments could require us to make changes to how we collect information on, and track the actions of, our customers and impact our marketing activities. These changes could materially impact the way we do business, and if we or our advertising partners are unable to quickly and effectively adjust to new changes, there could be a material adverse effect on our business, financial condition and results of operations.
Furthermore, our products require high-bandwidth data capabilities to place time-sensitive bets. If the growth of high-bandwidth capabilities, particularly for mobile devices, is slower than we expect, our customer growth, retention and engagement may be seriously harmed. Additionally, to deliver high-quality content over mobile cellular networks, our product offerings must work well with a range of mobile technologies, systems and networks, and comply with regulations and standards, that we do not control. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws governing Internet neutrality, could decrease the demand for our products and increase our cost of doing business. Specifically, any laws that would allow mobile providers to impede access to content, or otherwise discriminate against content providers like us, including by providing for faster or better access to our competitors, could have a material adverse effect on our business, financial condition and results of operations.

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
Further, use of certain open source software carries greater technical and legal risks than those associated with the use of third party commercial software. For example, open source software is generally provided without any support or warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. To the extent that our platform depends upon the successful operation of open source software, any undetected errors or defects in open source software that we use could prevent the deployment or impair the functionality of our systems and injure our reputation. In addition, the public availability of such software may make it easier for others to compromise our platform and IT systems. Any of the foregoing risks could materially and adversely affect our business, financial condition and results of operations.
Risks Relating to Regulation, Licensing, Litigation and Taxation
Adverse changes to the regulation of online betting, iGaming and adjacent industries, or their interpretation by regulators, could have a material adverse effect on our growth prospects, as well as our business, financial condition and results of operations.
Our products are offered in more than 100 countries around the world, by virtue of which we are subject to diverse and rapidly evolving laws relating to betting, iGaming and adjacent industries. Such laws apply both in jurisdictions in which we conduct our business and in certain jurisdictions where our products are offered or available. These laws and regulations vary from jurisdiction to jurisdiction and are subject to continual changes in scope, breadth and interpretation, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases. Adverse legislative, regulatory and judicial actions, particularly in our key markets, may have a material impact on our business, operations and financial results.

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
Any adverse changes to the regulation of online betting and iGaming, the interpretation of these laws, regulations and licensing requirements by relevant regulators, or the revocation of operating licenses, as a result of industry-specific reviews, could have a material adverse effect on our ability to conduct our operations and generate revenue in such jurisdictions. For example, following an extensive review of the Gambling Act of 2005 (the “UK Gambling Act”), the UK government is implementing a broad program of regulatory reform, and further regulatory changes remain under consideration. Similarly, in October 2024, the Irish government enacted the Irish Gambling Act, which also introduced major reform and consolidation of gambling laws in Ireland, including the creation of the GRAI, which will have broad powers to publish further guidance and codes of conduct. The new licensing framework is expected to be commenced on a phased basis, with the issuing of licenses by the GRAI expected to take place in 2026.
Adverse legislative, regulatory or judicial developments may also limit our ability to expand into, or scale within, adjacent and emerging industries. For example, in 2025, we launched our prediction markets product across multiple U.S. states. These products have been subject to regulatory scrutiny and litigation, and future court decisions, new legislation, changes in the interpretation of the Commodity Exchange Act, or regulatory action by the CFTC or state authorities could limit or prohibit us from offering certain types of prediction markets contracts or offering such contracts into certain states. Similarly, future rulemaking or policy shifts by the CFTC, including renewed efforts to prohibit or more heavily regulate the prediction markets, could curtail our product set or require operational changes on short notice. As a result, our ability to drive incremental growth in the U.S. through our prediction markets offering could be materially adversely affected.
Governments may from time to time seek to restrict access to our products from their jurisdictions entirely, or impose other restrictions that may affect the accessibility of our products in their jurisdictions for an extended period of time or indefinitely. In addition, government authorities in certain jurisdictions may seek to restrict customer access to our products if they consider us to be a threat to public safety or for other reasons. Changes to existing forms of regulation may also include the introduction of punitive tax regimes, larger financial guarantees, limitations on product offerings, requirements for ring-fenced liquidity, requirements to obtain licenses and/or caps on the number of licensees, restrictions on permitted marketing activities or restrictions on third party service providers to online betting and iGaming operators. In the event that access to our products is restricted, in whole or in part, in one or more jurisdictions, we are required to or elect to make changes to our operations, or other restrictions are imposed on our products, it may become commercially undesirable or impractical for us to provide certain products or services in these jurisdictions, our returns from such jurisdictions may be reduced and a reduction of the scope of our services to certain jurisdictions or withdrawing from certain jurisdictions entirely may result, with a consequent financial loss arising from the need to block access by customers located in the relevant jurisdictions. For example, we ceased real-money operations in India effective August 2025 to comply with the Promotion and Regulation of Online Gaming Bill, which was enacted within an incredibly short time frame and without a consultation process with industry stakeholders. In addition, in certain states in which we operate, the applicable office of the Attorney General has previously issued an adverse legal opinion regarding DFS. If any one of those Attorneys General decides to take action on the opinion from their office, we may have to withdraw our operations from such state. Significant changes in our ability to operate in a large betting or iGaming market in the future or a number of smaller betting or iGaming markets which collectively are material, could have a material adverse effect on our business, financial condition and results of operations.
Legal uncertainty and inconsistent enforcement of online betting and iGaming laws could require us to restrict or cease operations in certain jurisdictions, or expose us to regulatory or legal action.
The regulation and legality of online betting and iGaming and approaches to enforcement vary from jurisdiction to jurisdiction (from open licensing regimes to regimes that impose sanctions or prohibitions) and is subject to uncertainties. In some jurisdictions, the legal framework applicable to our business is unclear, incomplete or subject to interpretation, and in others there is no directly applicable framework or legislation For fiscal 2025, we derived approximately 2% of our revenue from jurisdictions where we do not have a local, territory-specific or point of consumption license because no such framework exists. In many jurisdictions, the legality of online betting and iGaming services is not clear and may be subject to inconsistent interpretation, and enforcement practices. As a result, some or all forms of online betting and iGaming could be determined to be illegal, either when operated within a jurisdiction or when accessed by persons located there.

Uncertainty may also arise regarding where online betting and iGaming activities are deemed to occur and which authorities have jurisdiction over them.
Our determination of whether to permit customers in a given jurisdiction to access our products or to engage in marketing and customer contact is based on our interpretation of applicable laws, licensing requirements and regulatory enforcement practices, including their potential extraterritorial application. If this determination is incorrect or later challenged, we could be subject to regulatory or legal action, be required to restrict or cease operations in that jurisdiction, or incur significant costs, which could materially adversely affect our business, financial condition and results of operations.
In addition, regulators or prosecutors in jurisdictions where we provide online betting or iGaming services without a local license or pursuant to a multi-jurisdictional license, may take legal action in respect of our operations in that jurisdiction and any defense we raise may not be successful. Actions that may be taken include termination of our operations, criminal sanctions and penalties, as well as civil and administrative enforcement actions, fines, excessive taxation, asset seizures, as well as payment blocks and ISP blacklisting. Even if such claims could be successfully defended, the process may result in a loss of reputation, potential loss of revenue and diversion of management resources and time, which could have a material adverse effect on our business, financial condition and results of operations.
The successful execution of our growth strategy, particularly with respect to our U.S. business, depends on our ability to expand our provision of online betting and iGaming services into new and existing jurisdictions and markets where the regulatory status of the provision of such services has been clarified or liberalized.
Our ability to achieve growth in our online betting and iGaming business, particularly with respect to our U.S. business, will depend, in large part, upon whether and on what terms online betting and iGaming are permitted in new jurisdictions, the scope and timing of applicable regulations and our ability to obtain and maintain required licenses. Certain jurisdictions in which laws currently prohibit or restrict online betting and iGaming or the marketing of those services, or protect monopoly providers of betting and iGaming services, may not implement or delay implementing changes to open their markets, restricting our ability to expand our provision of online betting and iGaming services. If such regulatory changes are delayed, limited or do not occur, our ability to grow in these markets could be materially restricted.
In particular, our ability to further expand our online sports betting and iGaming operations in the United States is dependent on the adoption of state statutes permitting such activities, as well as our ability to obtain the necessary licenses to operate in U.S. jurisdictions where such services are legalized. The failure of state legislators to implement a regulatory framework for providing online sports betting and iGaming services in their jurisdictions in a timely manner, or at all, may prevent, restrict or delay our accessing such markets.
Even where licensing regimes are introduced in certain markets, there is no guarantee that we will be successful in obtaining a license to operate in such markets. In particular, under some jurisdictions’ sports betting and iGaming laws, particularly in certain U.S. states, online sports betting and/or iGaming licenses are tethered to a limited number of eligible businesses, such as land-based casinos, tribes, professional sports franchises and arenas and horse racing tracks, each of which is entitled to a skin or multiple skins under that state’s law. Because the number of skins or direct licenses offered by a jurisdiction may be limited, if we cannot establish, renew or manage our market access relationships in the jurisdictions in which they are required or successfully obtain licenses through the competitive direct license process in other jurisdictions, we would not be allowed to operate in those jurisdictions until we enter into new relationships, which could be at a significantly higher cost if at all. As a result, our business, financial condition and results of operations could be materially and adversely affected.
Furthermore, even if we are successful in obtaining a license, any such license may be subject to onerous licensing requirements, together with sanctions for breach thereof and/or taxation liabilities that may make the market unattractive to us or limit our ability to offer or market certain of our products. In addition, a license may require us to offer our products in partnership or cooperation with a local market participant, thereby exposing us to the risk of poor or non-performance by such market participant of its applicable obligations, which could in turn disrupt or restrict our ability to effectively compete and offer one or more of our products in the relevant market. Entry into new products, including prediction markets, could also require us to modify existing licenses, face additional scrutiny from regulators, or in some cases forfeit certain privileges associated with existing gaming licenses. For example, in November 2025, FanDuel voluntarily surrendered its gaming license and registrations, along with all associated approvals, in Nevada in order to pursue its prediction markets offering. Although we intend to cease offering sports-related prediction markets in states that legalize online sports betting, pursuing new products may limit our ability to operate under existing licenses, require us to exit or scale back other lines of business and increase compliance costs and regulatory uncertainty.

Moreover, we may face difficulty in competing with providers that take a more aggressive approach to regulation than we do and are consequently able to establish themselves in markets where we do not accept customers or in which we will not advertise. If regulation is liberalized or clarified in such jurisdictions or markets such that we are able to begin offering our products or services in them, then we may face increased competition from these providers that have established themselves prior to our entry.
While clarification and liberalization of the regulation of online betting and iGaming in certain jurisdictions and markets, particularly in the United States, may provide us with growth opportunities, successful expansion into each potential new jurisdiction or market will present us with its own complexities and challenges and is dependent on a number of factors that are beyond our control. Efforts to access a new jurisdiction or market may require us to incur significant costs, such as capital, marketing, legal and other costs, as well as the commitment of significant senior management time and resources. Furthermore, notwithstanding our efforts to access a new jurisdiction or market, our ability to successfully enter such jurisdictions or markets may be affected by future developments in state/regional, national and/or supranational policy and regulation, limitations on market access, competition from third parties and other factors that we are unable to predict or control. Additionally, the complexity arising from multiple state/regional regulatory regimes, particularly within the United States where gaming is largely regulated at the state level, may result in operational, legal and administrative costs for us, particularly in the short term, and may be further exacerbated by new or evolving regulatory frameworks applicable to prediction markets, which could impose additional compliance obligations. As a result, there can be no assurance that we will be successful in expanding our service and product offerings into such jurisdictions or markets or that our service and product offerings in such jurisdictions or markets will grow at expected rates or be successful in the long term.
Changes in taxation laws, regulations and interpretations could materially increase our tax liabilities, reduce customer demand for our products, and adversely affect our business, financial condition and results of operations.
We operate a global business subject to increasingly complex and evolving tax policies and regulations across multiple jurisdictions. Changes in tax regimes or the interpretation of existing tax rules, including increases in tax rates, expansion of tax bases or the introduction of new levies, duties, change or taxes on betting and gaming services or winnings (for both operators and customers), could have a material adverse effect on our business, financial condition and results of operations.
The betting and gaming industry has been, and is expected to continue to be, the focus of frequent regulatory changes and the introduction of new taxes or levies. See also “Item 1A. Risk Factors—Uncertain and evolving interpretations of tax laws for online betting, iGaming and adjacent products may expose us to disproportionate liability.” For example, the November 2025 UK budget announced significant increases to remote gaming taxes, including an increase in the tax rate on online iGaming from 21% to 40% effective from April 2026, and online sports betting (ex-horseracing) from 15% to 25% effective from April 2027. In the United States, the federal government and individual U.S. States continue to refine and expand their regulatory and taxation frameworks for online gaming and betting. For example, Illinois imposed a progressive tax on sports betting revenue (up to 40%) from July 2024 and per-wager fee from July 2025, which has contributed to a decline in legal betting volume. Certain municipalities have also proposed additional local taxes on online wagering, which if the subject of widespread adoption, could materially and adversely affect our business, financial condition and results of operation. The adoption of substantial new or increased taxes could materially increase our costs, reduce customer activity, constrain U.S. growth plans and adversely affect our business.
We also operate in jurisdictions where betting and gaming winnings are currently not subject to income tax or are taxed at low rates. If these jurisdictions were to begin to levy taxes (for either the player to declare or operator to withhold) or increase the existing tax rates on winnings, betting and gaming might become less attractive for customers in those jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.
In addition to specific taxes, duties and levies on the provision of betting and gaming services and related activities, we are also subject to direct and indirect taxes that apply generally to businesses operating in relevant jurisdictions. For example, certain jurisdictions in which we operate have implemented, or are expected to implement, Pillar One of the OECD’s Base Erosion and Profit Shifting (BEPS) 2.0 project. Pillar One would allocate taxing rights based on digital presence rather than physical presence and could increase the Group’s effective tax rate and subject us to taxation in jurisdictions where we are not currently taxable. Further, until an agreement on Pillar One is reached, some jurisdictions have imposed digital services taxes (“DSTs”) on certain digital business models, including online betting and gaming. The interpretation and implementation of Pillar One and DSTs, particularly if applied inconsistently across jurisdictions, could materially increase our tax liability and have a material adverse effect on our business, financial condition and results of operations.
Uncertain and evolving interpretations of tax laws for online betting, iGaming and adjacent products may expose us to disproportionate liability.

We are subject to periodic review and audit by domestic and foreign tax authorities. Although we believe that our tax positions are reasonable and appropriate, tax authorities have in the past and may in the future disagree with certain positions we have taken or that we will take, and any adverse outcome of such a review or audit, or change in interpretation of applicable tax regulation, could materially adversely affect our business, financial condition and results of operations.
For example, the Office of the Chief Counsel of the U.S. Internal Revenue Service (the “IRS”) issued on August 7, 2020, a Generic Legal Advice Memorandum (“GLAM”) expressing the view that fantasy sports entry fees are wagers. If applied, fantasy sports entry fees would no longer be considered non-taxable entry fees into games of skill and would become subject to an excise tax ranging from 0.25% to 2% per entry fee, depending on whether such entry fee is authorized under applicable state law. Additionally, for certain winning customers, we would be required to deliver IRS Form W-2G instead of IRS Form 1099, which would require significant changes to our operational processes and could result in additional tax assessments, including assessments arising from any failure to timely or accurately provide IRS Forms W-2G. Consistent with the GLAM, the IRS subsequently assessed the federal wagering excise tax, at the 0.25% rate, on DFS entry fees received from 2015-2021. FanDuel disputes the assessment, has challenged it administratively and, if necessary, intends to challenge it in court. To date, the U.S. Department of Treasury has not issued further non-regulatory guidance, and the IRS Office of the Chief Counsel has not issued a subsequent memorandum on the subject or a related assessment nor agreed to dis-apply the GLAM to us. If fantasy sports entry fees become subject to the excise tax, we are required to deliver to the IRS Form W-2G for certain winning customers, or the IRS issues further assessments and penalties for past treatment of DFS contests or other of our products as non-wagering games of skill, it could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, India’s Directorate General of Goods & Services Tax (the “DGGI”) is investigating the historical characterization of products such as rummy, fantasy games and poker as ‘games of skill’ (subject to tax of 18% on player commission) rather than ‘games of chance’ (subject to 28% tax on player stakes). The DGGI has issued notices to multiple online gaming businesses alleging historical underpayment of GST, including to Junglee and PokerStars India, for a total amount of ₹198.5 billion ($2.2 billion). While we believe our historical GST treatment is appropriate, the proceedings remain unresolved, and an adverse outcome could result in significant additional GST liabilities, which would materially affect our business, financial condition and results of operations. See Note 21 “Commitments and Contingencies” in the audited financial statements included in this Annual Report.
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
We also pay Value-Added Tax, Goods and Services Tax, or other similar taxes (collectively, “VAT”) in territories where we have determined that it is applicable. Due to the uncertainty of the application of VAT law to our services, there could be additional territories where local authorities consider VAT to apply, which could have a material adverse impact on our tax burden.
Social responsibility concerns and public opinion regarding responsible gambling and related matters could significantly influence the regulation of online betting and iGaming and impose new responsible gaming requirements, could result in investigations and litigation, and may adversely impact our reputation.
We have faced, and will likely continue to face, increased scrutiny related to responsible gaming, and the value of our brand may be materially and adversely affected if we fail to uphold the highest standards in this area. While we have implemented responsible gambling measures designed to protect our customers, if the perception develops that we or the betting and gaming industry as a whole are failing to adequately protect vulnerable players, restrictions on the provision of betting and gaming services may be imposed on us, we may become the subject of investigations and litigation, and we may suffer harm to our reputation.
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
Additionally, increased scrutiny related to responsible betting and gaming may result in investigations into the commercial practices of betting and gaming industry service providers, including by governmental agencies, as well as class action or individual lawsuits by groups of users or individuals, respectively, of such services. Any such investigations or legal actions, including as a result of a change in policy or regulation, would have a material adverse effect on both our reputation and our business, financial condition and results of operations.

Furthermore, publicity about problem gambling and other problems, even if not directly or indirectly connected with us or our products, may adversely impact our reputation and the willingness of the public to participate in betting and gaming or a particular form of betting and gaming. Any harm to our reputation could impact employee engagement and retention, the willingness of customers and our partners to do business with us, and current and potential investors to invest in us, and regulatory oversight and approval of our business offerings, any of which could have a materially adverse effect on our business, financial condition and results of operations.
We operate in a heavily regulated environment, and any failure to comply with regulatory requirements in a particular jurisdiction can lead to enforcement action by relevant regulators, fines and revocation or suspension of licenses in those jurisdictions.
We operate in a heavily regulated environment, and non-compliance with any of the various laws and regulations applicable to betting and iGaming could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. Fines have previously been levied against us, particularly in the United Kingdom and United States, including a significant fine by the UKGC and certain other fines by relevant U.S. regulators, and it is likely that such enforcement initiatives will not only continue but could also potentially increase in frequency and scope. For example, one of our competitors was fined £10 million in 2025 and another competitor was fined a record £19.2 million in 2023 by the UK government for failures to comply with the UK Gambling Act, particularly regarding social responsibility and anti-money laundering (“AML”) rules.
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
If regulatory enforcement proceedings are brought against us, there is an increased risk that third parties, including but not limited to customers and third party service providers, could commence litigation against us, particularly where such regulatory enforcement proceedings have been successful, resulting in reputational damage to our brands. The loss of goodwill may deter new and existing customers and/or third party service providers and negatively impact our operating results.
Governmental reviews and/or significant regulatory changes in our key markets could have a material adverse effect on our business, financial condition and results of operations.
From time to time, governments and/or regulators in our key markets have undertaken, and may in the future undertake, significant reviews of the betting and gaming industry. These reviews may result in new or expanded legislation, regulation or regulatory enforcement that increases our compliance costs, restricts our products, marketing or customer interactions, reduces demand for our offerings, or otherwise has a material adverse effect on our business, financial condition and results of operations.
For example, the UK government’s review of the UK Gambling Act, published in April 2023, has resulted, and may continue to result, in legislative changes, including the introduction of maximum staking limits for online slots and a statutory levy to fund the research, prevention and treatment of gambling harms and amendments to the regulatory requirements implemented by the UKGC. These changes have included, among other things, the introduction of financial vulnerability checks, mandatory customer prompts for deposit limits, restrictions on promotional incentives, changes to direct marketing consents and modifications to the design and offer of non-slots online gaming products. While the Group has not experienced materially increased operational or compliance costs as a result of these changes to date, the full scope of the impact of the review, including the potential for additional legislative or regulatory changes, remains uncertain. For example, the UKGC is also currently piloting the introduction of financial risk assessments, which if implemented on a permanent basis, could increase our operational and compliance costs, and materially impact our business. In addition, campaign groups are calling for further reviews of UK gambling legislation, with particular focus on restricting gambling advertising and sponsorship, and the UKGC could introduce additional requirements in the future. Any further review of the UK Gambling Act, legislative changes or incremental regulatory intervention could materially impact our business, financial condition and results of operations.
Similar reviews or regulatory changes in any of our key jurisdictions could, individually or in the aggregate, have a material adverse effect on our business, financial condition and results of operations. In addition, regulators around the world increasingly take note of each others’ approaches to regulating the betting and gaming industries. Consequently, new laws or regulations in one jurisdiction may be replicated in others, negatively affecting our business across multiple jurisdictions or product or service offerings.

We face the risk of loss, revocation, non-renewal or change in the terms of our betting and gaming licenses.
Our betting and gaming licenses tend to be issued for fixed periods of time, after which a renewal of the license is required. Licenses also typically include a right of revocation for the regulator in certain circumstances, for example, where the licensee is in breach of the relevant license provisions. If any of our betting and gaming licenses are not renewed or are materially delayed in being renewed, are revoked or are renewed on terms which are materially less favorable to us, we may be restricted from providing some or all of our services to customers located in the relevant jurisdiction and may be required to withdraw from the jurisdiction either temporarily or permanently, either of which would have a consequent material adverse effect on our business, financial condition and results of operations.
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
There have been, and continue to be, various attempts in the European Union member states to apply domestic criminal and administrative laws to prevent online betting and iGaming operators licensed in other member states from operating in or providing services to customers within their territory.
There have been, and continue to be, attempts by regulatory authorities, state licensees and incumbent operators, including monopoly operators, in certain EU member states to apply domestic criminal and administrative laws to prevent, or try to prevent, online betting and iGaming operators licensed in other EU member states from operating in or providing services to customers within their territories. The application and enforcement of these principles by the Court of Justice of the European Union (the “CJEU”), the domestic courts and regulatory authorities in various EU member states remains subject to continuing challenge and clarification.
If the jurisprudence of the CJEU continues to recognize that EU member states may, subject to certain conditions, establish or maintain exclusive licensing regimes that restrict the provision of online betting and iGaming services by operators licensed in other EU member states, this may adversely affect our ability to permit customers in a given EU member state to access one or more of our online betting and iGaming services and to engage in certain types of marketing activity and customer contact. Depending on the way in which national courts or competent authorities interpret EU law, we may have to submit to local licensing, regulation and/or taxation in additional EU member states and/or exclude customers who are based in certain EU member states, either entirely or from certain of our product offerings. Any such consequences could potentially increase our operating costs, reduce our revenues and/or negatively impact our expansion in the European Union.
Failure by key persons to obtain necessary licenses or comply with individual regulatory obligations in certain jurisdictions could imperil our ability to obtain or maintain licenses necessary for the conduct of our business and in some cases, may require the removal of a key person and the mandatory redemption or transfer of any equity securities of the Company held by such person.
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
Our Memorandum and Articles of Association (the “Articles of Association”) provide that any of our ordinary shares or other equity securities owned or controlled by any shareholder whom we determine is an unsuitable person (following consultation with reputable outside gaming regulatory counsel), will be subject to mandatory sale and transfer to either us or one or more third party transferees.

Additionally, a gaming regulatory body may refuse to issue or renew a gaming license or restrict or condition the same, based on our present or past activities, or the past or present activities of our current or former directors, officers, employees, shareholders or third parties with whom we have relationships, which could materially and adversely affect our business, operations or financial condition. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect our directors, officers, key employees or other aspects of our operations. To date, we believe that we have obtained all governmental licenses, findings of suitability, registrations, permits and/or approvals necessary for our operations. However, we can give no assurance that any additional licenses, permits and approvals that may be required will be given or that existing ones will be renewed or will not be revoked. Renewal is subject to, among other things, continued satisfaction with the suitability requirements of our directors, officers, key employees and shareholders. Any failure to renew or maintain our licenses or to receive new licenses when necessary, would have a material adverse effect on us.
We are subject to litigation, and adverse outcomes in such litigation could have a material adverse effect on our business, financial condition and results of operations.
We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims, securities, tax, advertising practices, labor and employment, commercial disputes and services, as well as shareholder derivative suits, class action lawsuits, actions from former employees, suits involving governmental authorities and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. Additionally, we are likely to expand our operations to jurisdictions which have proven to be litigious environments, and we may be subject to claims from customers, shareholders, contractual counterparties or others. Litigation to defend us against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition and results of operations.
For example, in Australia, class action proceedings were commenced against our Sportsbet brand in late December 2024 relating to Sportsbet's Bet Live Fast Code service.
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
We have been, continue to be, and could in the future be the subject of governmental investigations, settlement agreements and inquiries with respect to the operation of our businesses any of which could materially and adversely affect our business.
We operate in a highly regulated industry. We have received formal and informal inquiries from time to time, from government authorities and regulators, including tax authorities and gaming regulators, regarding compliance with laws and other matters, and we may receive such inquiries in the future, particularly as we grow and expand our operations. Violation of existing or future regulations, regulatory orders or consent decrees has subjected and could in the future subject us to substantial monetary fines and other penalties that could adversely affect our business, financial condition and results of operations. In addition, it is possible that future orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated liability or penalties, or require us to change our business practices in a manner materially adverse to our business. See “Item 1A. Risk Factors—Uncertain and evolving interpretations of tax laws for online betting, iGaming and adjacent products may expose us to disproportionate liability.”

We may fail to maintain effective and compliant AML, counter-terrorist financing (“CTF”) and anti-corruption, fraud detection or related compliance policies and procedures.
The receipt of funds from customers exposes us to financial crime risks, including, but not limited to, risks relating to AML, CTF and other regulatory obligations and potential liabilities. Certain customers may seek to misuse our platforms to facilitate the laundering of the proceeds of crime or to access betting or gaming services using misappropriated or otherwise unlawful funds. While we have established policies, procedures and controls designed to support customer due diligence, transaction monitoring and the assessment of customers’ sources of funds, such controls may be circumvented or we may otherwise fail to prevent or detect all instances of financial crime. If we are unsuccessful in detecting money laundering or terrorist financing, fraud, corruption or other financial crime, we could suffer loss directly, be subject to civil or criminal sanctions, regulatory investigations and enforcement, financial penalties and/or lose customer confidence, which could have a material adverse effect on our reputation, international brand expansion efforts, ability to obtain and maintain licences, commercial relationships, ability to attract and retain employees and customers, qualification to have our equity securities listed on a stock exchange and, more generally, on our business, financial condition and results of operations. The time and resources required to investigate and resolve regulatory enforcement proceedings relating to financial crime or compliance failures could be substantial.
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
Furthermore, as a heavily regulated business with global operations, we undertake significant direct and indirect interaction with public officials of various governments worldwide. We are subject to the Irish Corruption Offences Act, the Canadian Corruption of Foreign Public Officials Act, the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and other anti-bribery laws that generally prohibit the offering, promising, giving, agreeing to give, or authorizing others to give anything of value, either directly or indirectly, to a government official or other person in order to influence official action, or otherwise obtain or retain a business advantage. In addition, U.S. public companies are required to maintain books and records that accurately and fairly reflect their transactions and have an adequate system of internal accounting controls.
While we maintain safeguards and policies to deter practices by our directors, officers, employees, agents, collaborators and contractors that would violate applicable laws. However, we cannot ensure that our compliance controls, policies and procedures will in every instance protect us from acts committed by such persons that would violate the laws or regulations of the jurisdictions in which we operate. If we are unsuccessful in detecting such acts, we could suffer loss directly, be subject to civil or criminal sanctions and/or lose the confidence of our customers. We could also be subject to fines or other sanctions, such as disgorgement of profits, cessation of business activities, implementation of new or enhanced compliance programs, requirements to obtain additional licenses and permits, prohibitions on the conduct of our business and/or restrictions on our ability to market and sell products or provide services in one or more jurisdictions, all of which could also have a material adverse effect on our business, financial condition and results of operations.
The tightening of financial crime related regulations may also affect the speed and convenience with which customers can access our products and services, which may have a material adverse effect on our business, financial condition and results of operations. In addition, changes in, and further development of, regulatory requirements relating to financial crime, including AML and CTF, may increase our compliance obligations and result in additional operating costs, capital expenditure, management time and operational resources to modify internal controls, policies, procedures, systems and operational practices, each of which could have an adverse effect on our business financial condition and results of operations.
If we fail to detect cheating, fraud or theft, including by our customers, employees, or third parties, our reputation may suffer, which could harm our brand and reputation and subject us to investigations and litigation.
The risk of fraud by customers, employees or other parties, including but not limited to use of stolen or fraudulent payment data, unauthorized transactions, or the manipulation of games or competitions, is inherent to the betting and gaming industry. We have incurred losses in this regard and may in the future incur similar losses.

Bad actors use increasingly sophisticated methods to engage in illegal activities, including activities involving personal data, such as unauthorized use of another person’s account identity, financial or payment information, and unauthorized acquisition or use of payment instruments belonging to third parties. At the game level, fraud/cheating may occur in peer to peer games in the form of, but not limited to collusion or chip dumping. These activities involve participants manipulating gameplay mechanics to gain an unfair advantage over other players. Fraud schemes may also involve individuals associated with a sporting event, such as athletes, referees, or other participants influencing the outcome of a sporting event or specific plays to benefit illegal or unauthorized betting activity. For example, in January 2026, U.S. prosecutors charged 26 people in an alleged scheme designed to enrich sports gamblers, involving university basketball players. In addition, customers may commit or attempt to commit fraud or cheat in poker, including using AI or other sophisticated computer programs (“bots”) to create an artificial competitive advantage to increase their chances of winnings over other customer. The use of bots in other games such as bingo, slots and other casino games are other known methods of online betting and iGaming fraud. Acts of fraud or cheating may involve various tactics, possibly in collusion with other customers, gaming participants such as athletes and referees, and in some cases with employees or other individuals associated with the organization.
While we have implemented a variety of detection and prevention controls to minimize the opportunities for fraudulent activities across our games and systems, there can be no guarantee that any of our measures will be effective now or in the future. Failure to discover such acts or schemes in a timely manner could result in financial losses, harm to our operations and negative publicity related to such schemes, whether involving us or a competitor, could have an adverse effect on our reputation and consumer confidence in us or our industry more broadly, potentially causing a material adverse effect on our business, financial condition and results of operations. In the event of the occurrence of any such issues with our existing platform or product offerings, substantial engineering and marketing resources and management attention, may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.
Online betting and iGaming contracts may be unenforceable and may result in player claims for refunds that, if successfully adjudicated and enforced, could have a material adverse effect on our business, financial condition and results of operations.
In several of the markets in which we have provided or continue to provide online betting and iGaming products and services under a Maltese remote gaming license, online betting and iGaming contracts could be deemed by courts either to be null and void or unenforceable under local laws. Although the choice of law clauses in customer terms and conditions stipulate that betting and gaming transactions take place in the jurisdiction in which we are operating under a valid remote license (rather than in the location of the customer), customers located in these markets have in the past and could in the future demand to recover the funds that they have wagered on an online betting and iGaming site and enforce any judgment based on such demand.
These types of player claims have materialized on an industry-wide basis in Austria and Germany based on the assertion that, under applicable local law, the iGaming offering under a Maltese remote multi-jurisdictional license is contrary to local law. In 2023, we were granted a local gaming license in Germany with respect to the products upon which such claims are generally based and no longer operate with respect to those products in Germany under our Maltese remote license. However, we continue to operate under our Maltese remote license in Austria, where there is no available local regulatory framework. Generally, local courts have been ruling in favor of players in Germany and Austria, and certain claimants that have been successful in adjudicating final claims in Austria have sought enforcement of the resulting judgments in Malta. To date, no Maltese court has granted enforcement of any player claim judgement from a foreign court in Malta, and in June 2023, Malta enacted legislation prohibiting the enforcement of foreign judgments against authorized Maltese licensed operators who are acting lawfully in accordance with Maltese law. However, if in the future a material proportion of player claims were successfully enforced either in Malta or any other jurisdiction, it could have a material adverse effect on our business, financial condition and results of operations.
Financial and Banking Risks Relating to Our Operations
We are exposed to foreign exchange rate risk with respect to the translation of foreign currency denominated balance sheet amounts and to the risk of interest rate fluctuations.
Our reporting currency is U.S. dollars, but part of our income, customer deposits and expenditure is in other currencies, including, in particular, euro, pounds sterling, Canadian dollars and Australian dollars, as well as other currencies. As a result, our revenues and costs are affected by foreign exchange rate fluctuations and volatility in exchange rates between U.S. dollars and relevant other currencies, which results in, and may continue to result in, volatility in our reported results of operations.

Exchange rate fluctuations also affect our Consolidated Balance Sheet, particularly with respect to individual assets and liabilities denominated in other currencies.
Tariff-related disruptions may also lead to fluctuations in exchange rates as markets react to shifts in trade relationships, thereby increasing the volatility arising from foreign currency exposure.
In line with our risk management policies, we may, from time to time, hedge a portion of our currency exposures and try to limit any adverse effect of exchange rate fluctuations on our business, financial condition and results of operations, but there can be no assurance that such hedging will eliminate the potentially materially adverse effects of such fluctuations.
Our exposure to the risk of changes in market interest rates relate primarily to interest expense on our long-term debt obligations with floating interest rates, including our term loan facilities and revolving credit facility. As a result of the cash generative nature of our business and the cash balances we retain on behalf of customers, we are also exposed to interest rate risk affecting the income earned from such deposits. Interest rate increases, disruption in credit markets, changes to our credit ratings or other credit or macroeconomic factors could negatively impact the availability or cost of funding, including our ability to incur additional indebtedness to operate our ongoing operations, fund liquidity requirements or to refinance our credit facilities on commercially reasonable terms or at all.
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
We are reliant on payment and multi-currency processing systems to facilitate the movement of funds between each of our businesses and their respective customer bases. Anything that could interfere with our relationships with payment service providers would have a material adverse effect on our business. The introduction of legislation or regulations restricting financial transactions with online betting and iGaming operators or prohibiting the use of credit cards and other banking instruments for online betting and iGaming transactions, or any other increase in the stringency of regulation of financial transactions, whether in general or in relation to the online betting and iGaming industry in particular, may restrict our ability to accept payment from our customers or facilitate withdrawals by them. For example, with effect from April 14, 2020, betting and gaming operators are not permitted to accept credit card payments from UK based customers, which has resulted in loss of revenue.
Certain governments may seek to impede the online betting and iGaming industry through legislation or enforcement measures designed to prevent customers or financial institutions, based in their jurisdictions, from transferring money to online betting and iGaming operations. They may seek to impose embargoes on currency use, wherever transactions are taking place. This may result in the providers of payment systems for a particular market deciding to cease providing their services for such a market. This in turn would lead to an increased risk that payments due to us are misappropriated, frozen or diverted by banks and credit card companies. There may be a limited availability of alternative systems, particularly in light of recent consolidation in the financial services industry. As a result, payment systems providers may increase their charges to us or our customers, and/or we may be required to source new payment systems providers of lesser quality and reliability than those providers previously used to service a particular market, which would also enhance the risk of default or delayed payments in circumstances where it would be too time consuming and challenging to sue for recovery.
The tightening, or other modifications to, or changes in interpretation of AML regulations may also affect the speed and convenience of payment processing systems, resulting in added inconvenience to customers. Card issuers and acquirers may dictate how transactions and products need to be coded and treated which may also impact on acceptance rates. Certain card issuers, acquirers, payment processors and banks may also cease to process transactions relating to the online betting and iGaming industry as a whole or certain operators (including us) for reputational, compliance and/or regulatory reasons.
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

The receipt and holding of customer funds could be regarded as a deposit-taking business, requiring various financial services licenses or authorizations.
The receipt of funds from customers may be subject to regulation in various countries. For example, accepting deposits in the United Kingdom is a regulated activity, generally requiring those that accept deposits in the United Kingdom to be authorized under applicable financial services legislation.
We have previously received confirmation from the Financial Conduct Authority (“FCA”) that our acceptance of customer payments does not constitute “deposit taking” and that we therefore do not require authorization under applicable financial services legislation in the United Kingdom. If this position were to change, or if our UK-based business were found to be subject to any proposed changes to the FCA’s Licensing, Compliance and Enforcement Policy, we may have to either reorganize the way in which we receive payments from our customers or seek to obtain relevant authorizations. Such a reorganization of payment systems could disrupt our operations and result in our incurring unforeseen costs and expenses. In addition, any failure to obtain the necessary authorization may prevent us from continuing to provide our products in the same way as we currently do, which may impose additional costs on the provision of such products or prevent us from providing some or all of our products to certain customers.
Our strategy could be materially and adversely affected by our indebtedness.
As of December 31, 2025, we had total long-term debt of $12,266 million. We may incur substantial additional indebtedness in the future, in particular in connection with future acquisitions, which remain a core part of our strategy, some of which may be secured by some or all of our assets. Our overall level of indebtedness from time to time may have an adverse effect on our strategy, including requiring us to dedicate portions of our cash flow to payments on our debt, thereby reducing funds available for reinvestment in the business, restricting us from securing the financing, if necessary, to pursue acquisition opportunities, limiting our flexibility in planning for, or reacting to, changes in our business and industry and placing us at a competitive disadvantage compared to our competitors that have lower levels of indebtedness.
We may need to refinance some or all of our debt upon maturity, either on terms that could potentially be less favorable than the existing terms, or under unfavorable market conditions, which may also have an adverse effect on our strategy.
Risks Relating to Ownership of Our Ordinary Shares
We previously identified deficiencies in our internal control over financial reporting that constitute “material weaknesses” as defined in Regulation S-X. Although these material weaknesses have been remediated, if we identify material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting to the standards required by U.S. securities laws, we may not be able to accurately report our financial condition or results of operations or prevent fraud.
We are subject to Section 404 of the Sarbanes-Oxley Act, which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. While no material weaknesses were identified as of December 31, 2025, we previously identified material weaknesses in our internal controls over financial reporting for fiscal years 2024 and 2023, and we cannot assure you that additional material weaknesses will not arise in the future. Details of remediation activities completed in fiscal year 2025, are set out in Item 9A. Controls and Procedures.
Our reporting obligations as a public company place significant requirements on our management and we are required to devote substantial operational and financial resources to meet those obligations and expect to continue to do so for the foreseeable future. Changes in personnel, systems or procedures (including the implementation, upgrade, replacement or integration of enterprise resource planning systems), as well as other significant events, including M&A, may have an adverse impact on our internal controls and increase the risk of deficiencies. The existence of any material weakness could require us to incur significant expense to remediate, and we may not be able to do so in a timely manner or at all. In addition, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within a company have been detected.
If we fail to prevent material weaknesses in the future or otherwise fail to maintain an effective system of internal controls over financial reporting to the standards required by U.S. securities laws, we may not be able to accurately or timely report our financial condition or results of operations or prevent fraud. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have an adverse effect on our business, financial condition and results of operations.

We have not paid dividends on our ordinary shares since May 2020 and may not pay dividends in future.
We have not paid dividends on our ordinary shares since May 2020. The declaration, amount and timing of any future dividends on our ordinary shares will be at the sole discretion of our Board and will depend on a range of factors, including our financial condition and results of operations, general economic conditions, available cash, capital requirements and commitments, leverage levels, contractual, legal, tax and regulatory restrictions (including under the Irish Companies Act) and such other factors as the Board may consider relevant. In addition, as a holding company, we rely on the earnings and cash distributions of our subsidiaries to generate cash, including to fund any future dividends, and such distributions may be limited by the subsidiaries’ financial performance or applicable restrictions. If we do not pay dividends in the future, you may not receive any return on your investment in our ordinary shares unless you are able to sell them at a price greater than that which you paid for them.
You may be diluted by the future issuance of additional ordinary shares in connection with our incentive plans, acquisitions or otherwise.
Our organizational documents and certain provisions of Irish law authorize us to issue new ordinary shares on a non-preemptive basis in certain circumstances. In addition, our shareholders have opted out of statutory preemption rights otherwise applicable to the issue of new ordinary shares for cash within certain parameters. As a result, we may in the future decide to issue additional ordinary shares or other equity share capital on a non-preemptive basis, whether in connection with acquisitions or otherwise. This could dilute the proportionate ownership and voting interests of holders of ordinary shares and may have a negative impact on the market price of ordinary shares. In addition, any ordinary shares that we issue under any equity incentive plans that are currently in place or that we may adopt in the future, either as a result of the grant of new equity awards or the exercise of equity awards that are currently outstanding, would dilute the percentage ownership held by other investors.
The amount and frequency of our share repurchases may fluctuate, and we cannot guarantee that we will purchase all of the shares under our share repurchase authorization, or that it will enhance long-term shareholder value.
Our Board has authorized a share repurchase program of up to $5 billion of our ordinary shares. As of December 31, 2025, we have completed $1.1 billion of this share repurchase program with approximately $3.9 billion remaining. The amount, frequency, and execution of our share repurchases pursuant to our share repurchase authorization may fluctuate based on a variety of factors, including legal requirements, price, economic and market conditions and our operating results, cash flows, and priorities for the use of cash for other purposes. These other purposes include, but are not limited to, operational spending, capital spending, acquisitions, and repayment of long-term debt. Other factors, including changes in tax laws, could also impact our share repurchases.
The share repurchase authorization does not obligate us to repurchase ordinary shares, and we cannot guarantee that we will purchase all of the ordinary shares under such authorization or that it will enhance long-term shareholder value. The repurchase authorization could affect the trading price of our ordinary share and increase volatility, and any announcement of a pause in, or termination of, this program may result in a decrease in the trading price of our ordinary share. In addition, this program is a use of cash, which may reduce the availability of cash for other business purposes, including investments, acquisitions, dividends, or repayment of indebtedness.
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

Broad market and industry factors may materially harm the market price of our ordinary shares irrespective of our operating performance. The stock market in general and the NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our ordinary shares, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to us could depress our share price regardless of our business, financial condition or results of operations. A decline in the market price of our ordinary shares also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
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
Furthermore, as an Irish company, Flutter is governed by the Irish Companies Act, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions, mergers and acquisitions, takeovers and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.
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
We have an established cyber risk appetite, framework and policies to support risk-based decisions on where and how to allocate security resources. Our cyber risk framework and associated policies and standards are modelled after established industry frameworks, including the National Institute of Standards and Technology Cyber Security Framework (NIST CSF 2.0). The management of cybersecurity related risks is integrated into our overall enterprise risk management process. Risks are regularly identified, assessed, monitored and reported on to ensure that we are able to allocate security resources appropriately. Risks get reported at divisional, executive and Board risk committees.

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
We have specialist security teams located in key locations to respond to security incidents should they occur. We maintain cyber insurance to further reduce the consequences of certain types of incidents, and we disclose material incidents to relevant regulatory bodies. We have third-party providers who provide real-time and proactive threat and intelligence and retainer services that assist in forensics and incident support alongside retained legal counsel services.
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
Governance
Role of Management
The Group Chief Information Security Officer (“Global CISO”) oversees the Group’s cybersecurity program, providing strategic direction and coordination across the Group and its divisions. This includes oversight of security operations, client data protection, cyber risk management and risk reduction initiatives, risk assurance activities, and incident response and reporting across the Group. Our Global CISO has over 20 years of extensive experience in cyber security domains and in senior leadership roles in the financial, media and government sectors. Our Global CISO reports to our Chief Information Officer (“CIO”) and is supported by divisional information security teams, including over 250 cybersecurity specialists, responsible for identifying, assessing and managing cybersecurity risks within their respective businesses in accordance with Group policies and standards. Material cybersecurity incidents and risks are escalated through defined reporting protocols to the Global CISO and CIO in accordance with the Group’s governance processes.
To provide transparency and track the continuous management of cybersecurity risks across the Group, a council of divisional directors of information security, chaired by our Global CISO, meets regularly and forms the membership of the Global Cyber Council (“GCC”). The GCC meets regularly to review the Group’s cybersecurity risk profile, threat landscape, key risk indicators, significant incidents and remediation activities, and to set collective priorities for all brands.
Role of the Board
The Board oversees cyber security risk as part of its overall risk management framework, with specific oversight provided by Risk and Sustainability Committee.
The Risk and Sustainability Committee is responsible for the review and oversight of issues related to the key technology risks facing the Company, including, but not limited to, the Company’s programs, policies, practices and safeguards for information technology, data privacy and protection, cybersecurity and fraud, identification, assessment, monitoring, mitigation and the overall management of those risks, and the Company’s cyberattack incident response and recovery plan. The Risk and Sustainability Committee receives regular updates from the Global CISO and CIO on, among other things, our divisional and Group-wide cyber risks, divisional progress on cyber initiatives, external insights, incident updates and post incident reviews, our cyber strategy and our views of the emerging threat landscape.
In addition, the Board receives regular updates via the Chair of the Risk and Sustainability Committee and various management committees, including Group internal audit, Group Risk and Group internal controls, and annual updates from the Global CISO and CIO on the state of cybersecurity across the Group. We have protocols by which cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, reported promptly to the Board.

Item 2.            Properties
Our principal executive office is located in leased office space in New York. We also have 75 other offices in North America, South America, Europe, Australia, Asia and Africa, and the majority are leased. Additionally, we have 1,127 retail shops in ten jurisdictions (Armenia, Bosnia and Herzegovina, Georgia, Italy, Ireland, Montenegro, North Macedonia, Serbia, the United Kingdom, and the United States), 13 of which are owned by us, and the remainder of which are leased or subject to revenue share agreements, depending on the jurisdiction. We are not aware of any environmental issues or other constraints that would materially impact the intended use of our facilities. While we may require additional space and facilities as our business expands, we believe that our current facilities are adequate to meet our current needs.
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
Holders
As of February 16, 2026, there were 2,608 holders of record of our ordinary shares. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.
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
We have not paid dividends on our ordinary shares since May 2020. While we do not currently have any specific plans to pay dividends, we expect that the Group’s projected cash generation will permit us to return to shareholders capital that cannot be effectively deployed in organic investment or value creative M&A. In September 2024, we announced a share repurchase program to repurchase up to $5 billion of ordinary shares from shareholders. The program does not have a fixed expiration date but is expected to be deployed over the next several years, consistent with our capital allocation priorities. See, Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Repurchases.”
Recent Sales of Unregistered Securities
None
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about acquisitions of Flutter’s ordinary shares by Flutter during the fourth quarter of 2025:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (1)
October 1, 2025 to October 31, 2025	852,400	242.67	852,400	$3,918,115,784
November 1, 2025 to November 30, 2025	164,736	231.58	164,736	$3,879,289,754
December 1, 2025 to December 31, 2025	0	0	0	$3,879,289,754
Total	1,017,136	240.87	1,017,136
(1) On September 25, 2024, our Board authorized a share repurchase program (the "2024 Share Repurchase Program") of up to $5 billion of our ordinary shares. The 2024 Share Repurchase Program does not have a fixed expiration date.
(2) Average price per share excludes any excise tax.

Performance Graph
The following performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.
The graph below compares the cumulative total shareholder return on our ordinary shares since we began trading on the New York Stock Exchange under the symbol “FLUT,” on January 29, 2024 to the total returns of the S&P 500 Index and the S&P 500 Consumer Discretionary Index. The comparative returns, shown in the graph below, assume the investment of $100 in our ordinary share, the S&P 500 Index, and the S&P 500 Consumer Discretionary Index on January 29, 2024.
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
We are the industry leader by size with 15.9 million AMPs and $16,383 million of revenue globally for fiscal 2025. See “—Key Operational Metrics” below for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
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
We believe that we are well-positioned to capitalize on the future long-term growth of the markets we operate in due to the following:
Access to significant market opportunity: Long runway of future growth expected as additional U.S. states legalize sports betting and iGaming. Outside of the U.S., the market is already very large and continues to grow.
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
Optimal strategy to deliver success: We have a clearly defined Group strategy to enable us to deliver on our strategic priorities:
Win in the U.S. by (i) extending FanDuel Sportsbook's lead as the primary sportsbook in the U.S., (ii) cementing FanDuel Casino's position as the #1 casino brand and operator by gross gaming revenue and (iii) extend and deepen customer engagement through our Flywheel businesses, and (iv) transforming our earnings profile through operating leverage. We believe that we have a sustainable winning strategy driven by (i) the most efficient acquisition engine, (ii) a superior product proposition, (iii) a world class generosity proposition, and (iv) the best pricing in the market, enabled by our leading talent, technology and data platform and enhanced approach to government and public affairs. In addition, prediction markets are a significant incremental growth opportunity for FanDuel. We believe prediction markets will be TAM expansive; broadening reach by bringing sports markets to the approximately 40% of the U.S. population who cannot currently access online regulated sportsbooks, and by accessing a much broader range of “entertainment-first” customers. We are exceptionally well positioned to harness this opportunity given the nationwide strength of the FanDuel brand and our sports betting expertise, our deep understanding of this space gained through operating the Betfair Exchange, and our powerful strategic partnership with CME Group.

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
•Sustainable revenue growth: We seek to expand the Group’s player base and grow player value through product innovation and efficient player incentive spend. We believe that there are significant revenue growth opportunities for both our U.S. and International businesses. Our U.S. business has grown revenue by 20%, from $5,798 million in fiscal 2024 to $6,967 million in fiscal 2025. FanDuel is also expanding into the newly emerging prediction markets space in the U.S. which we believe will provide an incremental opportunity for growth. Our International segment has grown revenue by 14%, from $8,250 million in fiscal 2024 to $9,416 million in fiscal 2025, and we believe that our International markets, which include UKI, Australia, Italy, Türkiye, Georgia, Armenia, Spain, Serbia, Morocco, and Brazil, provide the platform for continued high levels of future growth.
•Margin benefits: We seek to increase the efficiency of our marketing investment and operating leverage to deliver high net income (loss) margins and Adjusted EBITDA Margins. The Group’s net income (loss) margins and Adjusted EBITDA Margins have been negatively impacted in recent years by significant investments in marketing and customer acquisition in the U.S. segment. As we deliver against our U.S. strategy, the net income (loss) margin and Adjusted EBITDA Margin of the U.S. segment have improved and we expect this trajectory to continue and drive further improvement in our consolidated net income (loss) margin and Adjusted EBITDA Margin over time.
•Significant cashflow generation: Although acquisitions have resulted in increased long-term debt in recent years, we believe that our disciplined capital allocation policy provides the flexibility to respond effectively to evolving market conditions and emerging opportunities. In 2026, we will prioritize significant capital deployment across both organic investment in our core business and strategic investment in the newly emerged prediction markets opportunity. Profit growth and cash generation is expected to continue to drive leverage reduction and unlock capital allocation opportunities for the Group. As of the end of fiscal 2025 and 2024, we had total long-term debt of $12,266 million and $6,736 million, respectively.
•Disciplined capital allocation: We aim to create long-term value through disciplined capital allocation, including:
(i)Disciplined organic investment: We believe that our player acquisition cost, lifetime value and player relationship management models and algorithms provide a disciplined evaluation framework enabling high returns from our investment in player growth and retention.
(ii)Value creative M&A: We have clear criteria for acquiring bolt-on, “local-hero” brands, with podium (i.e. top-three) positions in high-growth markets. These local heroes are then complemented in the post-acquisition period by the benefits of the Flutter Edge. Our acquisitions of FanDuel, Adjarabet, tombola, Sisal, MaxBet, Snai and NSX are examples of this strategy. We believe that there remains significant further M&A potential to add market-leading businesses in regulated markets where the Group does not currently have a presence.
(iii)Returns to shareholders: We expect that the Group’s projected cash generation will permit us to return to shareholders capital that cannot be effectively deployed in organic investment or value creative M&A. We have announced a share repurchase program through which we expect to return up to $5 billion to shareholders. We remain committed to returning capital to shareholders in line with our longer-term policy. However, we are adopting a more flexible approach in the near term to accommodate strategic investment priorities. As of December 31, 2025, we have completed $1.1 billion of this share repurchase program. See “— Liquidity and Capital Resources” below for additional information regarding the share repurchase program.
We had a net (loss) income per share of $(1.75), $0.24 and $(6.89) for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
The combination of margin benefits, cashflow generation and disciplined capital allocation is expected to drive earnings per share growth and long-term value creation.

Our Products and Geographies
Our principal products include sportsbook, iGaming and other products, such as exchange betting, pari-mutuel wagering, DFS and prediction markets product offerings in the U.S. For fiscal 2025, 53% of our revenue was derived from sportsbook, 44% of our revenue was derived from iGaming, and 3% of our revenue was derived from other products, while 88% of our revenue at the Group level was generated from our online businesses. Our online operations are complemented by 1,127 retail shops, mainly in the United Kingdom, Ireland, Italy and Serbia. In each market, we typically offer sports betting, iGaming, or both, depending on the regulatory conditions of that market.
We operated a divisional management and operating structure across our geographic markets. Each division has an empowered management team responsible for maintaining the momentum and growth in their respective geographic markets. Effective from the first quarter of fiscal 2025, the Company updated its internal reporting, including the information provided to the chief operating decision maker to assess segment performance and allocate resources, and, as a result, updated its reportable segments for fiscal 2025.
The Company reports its consolidated financial statements based on two reportable segments:
•U.S.; and
•International (which includes what was formerly our UKI, International and Australia segments),
Segment results for fiscal 2024 and fiscal 2023 have been revised to reflect the change in reportable segments.
See Part I, “Item 1. Business—Our Business” for additional information regarding our products and geographies.
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
Segment results for the year ended December 31, 2024 and 2023, have been revised to reflect the change in operating segment measurement and change in operating segment composition.
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

Key Operational Metrics
AMPs is defined as the average over the applicable reporting period of the total number of players who have had a bet settled and/or contributed to the rake or tournament fees during the month. This measure does not include individuals who have only used new player or player retention incentives, and this measure is for online players only and excludes retail player activity.
We present AMPs for each of our product categories, for each of our segments and for the consolidated Group as a whole as we believe this provides useful information for assessing underlying trends. At the product category level, a player is generally counted as one AMP for each product category they use. In circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at each of the segment and Group levels while also counting this player as one AMP for each separate product category that the player is using. For example, a player who uses FanDuel Sportsbook in the sportsbook product category and FanDuel Casino in the iGaming product category, in each case within the U.S. segment, would appropriately count as one AMP for each of the sportsbook product category and the iGaming product category but only as one AMP for the U.S. segment and one AMP for the Group as a whole. As a result, the sum of the AMPs presented at the product category level in each of our U.S. and International segments, where we offer multiple product categories, is greater than the total AMPs presented at the segment level. For example, we reported within our U.S. segment for fiscal 2025, AMPs of 3.3 million for our sportsbook product category, AMPs of 1.0 million for our iGaming product category and AMPs of 0.5 million for our other product category, while reporting AMPs for our U.S. segment of 4.0 million (which figure is lower than the sum of 4.7 million that would be calculated by adding AMPs presented at the product category levels). Because the AMPs we present for the consolidated Group as a whole simply represent the sum of the AMPs we present for each of our segments, the sum of the AMPs we present for each of our product categories at the Group level will also exceed the total AMPs we present for the consolidated Group as a whole.
Notwithstanding the methodology described in the immediately preceding paragraph, our AMPs information is based on player data collected by each of our brands, which generally each employ their own unique data platform, and reflects a level of duplication that arises from individuals who use multiple brands. More specifically, we are generally unable to identify when the same individual player is using multiple brands, and we therefore count this player multiple times. For example, a player who uses Sky Betting & Gaming Sportsbook in the sportsbook product category and Paddy Power Casino in the iGaming product category, in each case within the International segment, would appropriately count as one AMP for each of the sportsbook product category and the iGaming product category; however, this player would also count as two AMPs (rather than one AMP) for the International segment and two AMPs (rather than one AMP) for the Group as a whole. In addition, a player who uses Sky Betting & Gaming Sportsbook in the sportsbook product category and Paddy Power Sportsbook in the sportsbook product category, in each case within the International segment, would count as two AMPs (rather than one AMP) for the sportsbook product category, two AMPs (rather than one AMP) for the International segment and two AMPs (rather than one AMP) for the Group as a whole. We are unable to quantify the level of duplication that arises as a result of these circumstances, but do not believe it to be material and note that it arises primarily in our UKI region, where we offer multiple successful brands within multiple product categories, but where we believe that most players tend to utilize only one brand given each brand has its own separate registration system and player platform.
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
The acquisitions and disposals that we completed in fiscal 2024 and 2025 are noted below:
•On July 31, 2025, the Group completed the transaction with Boyd Gaming Corporation to acquire the redeemable non-controlling interest of 5% held by Boyd Interactive Holdings L.L.C. (“Boyd”) in FanDuel Group Parent LLC (“FanDuel”) for a consideration of $1,553 million and terminated certain existing market access and retail agreements for an amount of $205 million. The Group also entered into new collaboration and market access agreements with Boyd. The acquisition brings the Group’s holding in FanDuel to 100% (subject to the Fox Option).
•On May 14, 2025, we completed the acquisition of a 56% interest in NSX Group (“NSX”), a leading Brazilian operator of the Betnacional brand for a total consideration of BRL 3,799 million ($674 million) comprising of a provisional cash consideration of approximately BRL 1,961 million ($348 million), with a redemption mechanism in the form of call and put options which allows us to acquire the remaining interest in NSX in year five and year ten following the date of acquisition. NSX is included in the International segment from the date of acquisition.
•On April 30, 2025, we completed the acquisition of 100% of the outstanding shares of Pluto (Italia) S.p.A, the holding company that owns Snaitech S.p.A (“Snai”), one of Italy’s leading omni-channel operators in the sports betting and iGaming market, for consideration of approximately €2.3 billion ($2.6 billion). Snai is included in the International segment from the date of acquisition.
•In January 2024, we acquired an initial 51% controlling stake in MaxBet, a leading omni-channel sports betting and gaming operator in Serbia for cash consideration of €131 million ($143 million). The share purchase agreement includes call and put options to acquire the remaining 49% stake in 2029.
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

We are also closely monitoring developments around prediction markets, including among other things heightened competition, actions by state regulators, actions by the CFTC, legal proceedings and potential opportunities for FanDuel. We have launched our FanDuel Predicts product in the U.S., developed in partnership with CME Group. The staggered launch began in December 2025 and continued into January 2026. Customers can now access financial contracts markets nationwide, while sports event contracts are available in 18 states, including California, Florida, and Texas.
Regulatory Environment
We operate in a highly regulated industry, where laws and legislations are ever-changing. On the one hand, this provides us with opportunities for expansion of our footprint into new markets. For example, in the U.S., we launched our online sportsbook products in Ohio and Massachusetts in fiscal 2023, Vermont, North Carolina and the District of Columbia in fiscal 2024, and Puerto Rico and Missouri in fiscal 2025, following changes in state law.
The regulatory environment can, however, also place limitations on the online and offline marketing channels or alter the way in which players engage with our products in certain markets. For example, in India, the Promotion and Regulation of Online Gaming Act, 2025 (the “Act”), which was passed by the Indian Parliament and received Presidential assent on August 22, 2025, bans all forms of online real money gaming in India. As a result of the Act, from August 22, 2025, Junglee ceased offering all real-money games in India. Further, in Brazil, on May 29, 2025, Brazil’s Senate approved a bill implementing new rules to ban betting advertising during live sports broadcasts and prohibit the use of celebrities, influencers, and active athletes in gambling promotions. The bill will now be deliberated in the Chamber of Deputies. In addition, in Italy, an “advertising ban” has been in force since the beginning of 2019. This included a complete ban on direct and indirect advertising, sponsorship, the use of “influencers” and all other forms of communications with promotional content relating to games or betting with cash winnings. Any such bans on advertising could impact our ability to offer our products and expand our customer base, thereby slowing our growth in these regions. Also, in UKI, regulatory changes and responsible gambling initiatives being introduced by operators are also leading to slower market growth. Significant changes in our ability to operate in a large betting or iGaming market in the future or a number of smaller betting or iGaming markets which collectively are material, could have a material adverse effect on our business, financial condition and results of operations. See “Item 1A. Risk Factors—Adverse changes to the regulation of online betting and iGaming, or their interpretation by regulators, could have a material adverse effect on our business, financial condition and results of operations” and “Item 1A. Risk Factors—Our success may be impacted by restrictions on our ongoing ability to market to our customers in certain jurisdictions”.
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of expenses associated with advertising, sponsorships, market research, promotional activities, amortization of trademarks and customer relations, and the compensation and employee benefits of sales and marketing personnel, including share-based compensation expenses. Advertising costs are expensed as incurred and are included in sales and marketing expenses in our Consolidated Statements of Comprehensive Income (Loss).
General and Administrative Expenses
General and administrative expenses include compensation, employee benefits and share-based compensation for executive management, finance administration, legal and compliance, human resources, facility costs, professional service fees and other general overhead costs, including depreciation and amortization.
Goodwill impairment
Goodwill impairment loss is recorded when the fair value of a reporting unit is less than its carrying amount.
Other Income (Expense), Net
Other income (expense), net includes foreign exchange gain/(loss) on financing instruments associated with financing activities, changes in the fair value of the Fox Option, investments, derivative instruments, contingent considerations, gain/(loss) on disposals and settlement of long-term debt.
Interest Expense, Net
Interest expense, net includes interest expenses, unwinding of discounts on long-term debt and bank guarantees, offset by interest income.

Income Tax (Expense) Benefit
Income tax (expense) benefit represents income tax (expense) benefit generated in jurisdictions where the Group operates. Our effective tax rates will vary depending on the relative proportion of foreign to domestic income, interest, penalties, changes in the valuation of our deferred tax assets and liabilities, changes in unrecognized tax benefits and changes in tax laws.
Operating Results
Operational and Financial Metrics for the Group
The following table presents our AMPs for the Group, by total Group and by product category for fiscal 2025, 2024 and 2023:

	Fiscal
AMPs (Amounts in thousands)	2025	2024	2023
Total Group AMPs [1]	15,911	13,898	12,325
Group AMPs by Product Category [1]
Sportsbook	9,009	8,365	7,383
iGaming	8,218	6,697	5,718
Other	1,605	1,366	1,413

(1)In circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the Group level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the Group level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple segments. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents a summary of our financial results for the periods indicated and is derived from our consolidated financial statements for the years ended December 31, 2025, 2024 and 2023:

	Fiscal
(Amounts in $ millions, except percentages)	2025	2024	2023
Revenue	$16,383	$14,048	$11,790
Cost of Sales	(8,979)	(7,346)	(6,202)
Gross profit	$7,404	$6,702	$5,588
Technology, research and development expenses	(991)	(820)	(765)
Sales and marketing expenses	(3,678)	(3,205)	(3,776)
General and administrative expenses	(2,182)	(1,808)	(1,596)
Goodwill impairment	(517)	—	—
Operating profit (loss)	$36	$869	$(549)
Other income (expense), net	358	(434)	(157)
Interest expense, net	(515)	(419)	(385)
Income (loss) before income taxes	$(121)	$16	$(1,091)
Income tax (expense) benefit	(286)	146	(120)
Net (loss) income	$(407)	$162	$(1,211)
Net (loss) income margin [1]	(2.5)%	1.2%	(10.3)%
Adjusted EBITDA [2]	$2,845	$2,357	$1,875
Adjusted EBITDA Margin [2]	17.4%	16.8%	15.9%

(1)Net (loss) income margin is net (loss) income divided by revenue.
(2)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. See “—Supplemental Disclosure of Non-GAAP Measures” for additional information about these measures and reconciliations to the most directly comparable financial measures calculated in accordance with GAAP.

Fiscal 2025 Compared to Fiscal 2024
Our total revenue grew by 17%, to $16,383 million for fiscal 2025 from $14,048 million for fiscal 2024, with AMPs up 14% to 15.9 million. Revenue in our US segment increased by 20% period over period primarily due to scaling of our U.S. business and strong growth in existing states (pre-2024 states). Revenue in our International segment increased by 14% period over period, primarily driven by the acquisitions of Snai and NSX, which were consolidated for the first time during the second quarter of 2025 and contributed to a 13% increase in revenue period over period. In addition to the acquisition benefit, our existing brands delivered strong momentum in iGaming with revenue increasing 9% period over period, partially offset by a decrease in sportsbook revenue in our existing brands of 6% driven by (i) the prior period containing the European Football Championships (“Euros”) and (ii) the impact of unfavorable sports results in the current period compared to favorable sports results in the prior period.
Cost of sales increased by 22%, to $8,979 million for fiscal 2025 from $7,346 million for fiscal 2024. Cost of sales as a percentage of revenue increased period over period from 52% for fiscal 2024 to 55% for fiscal 2025. Cost of sales as percentage of revenue in our U.S. segment decreased period over period by 100 basis points from 57.8% for fiscal 2024 to 56.8% for fiscal 2025 primarily driven by a 310 basis points benefit primarily from the period over period favorable change in sports results and payment processing and other costs initiatives, partially offset by the impact of an increase in gaming taxes of 210 basis points due to an increase in state taxes during 2025. Cost of sales as a percentage of revenue increased in our International segment by 350 basis points with the acquisitions of Snai and NSX contributing 170 basis points of the period over period increase. The remaining 180 basis points of the increase was primarily driven by (i) a continued shift in revenue mix in favor of iGaming which incurs higher third party costs than sportsbook, (ii) an increase in gaming taxes in CEE and Australia and (iii) the impact of adverse sports results. Additionally, there was a $107 million increase in depreciation and amortization primarily due to (i) the acquisition of Snai, (ii) a change in estimate of asset useful lives and (iii) increased capital expenditures in our U.S. segment.
Technology, research and development expenses increased by 21%, to $991 million for fiscal 2025 from $820 million for fiscal 2024, primarily driven by (i) a $74 million increase in our U.S. segment primarily due to scaling of data storage and processing costs and investment in talent, (ii) a $42 million dollar increase in corporate technology, research and development expenses primarily driven by investment in Flutter Studios, (iii) a $21 million increase due to the consolidation of Snai and NSX, (iv) a $16 million increase due to impairment of Junglee assets driven by the cessation of operations in India in August 2025 and (v) an increase of $12 million in integration related expense primarily driven by the large-scale migrations related to SkyBet and Pokerstars platform integrations in the current period compared to other smaller migrations and integrations in the prior period. These increases were partially offset by a decrease in UKI of $33 million, primarily driven by our UKI efficiency program.
Sales and marketing expenses increased by 15%, to $3,678 million for fiscal 2025 from $3,205 million for fiscal 2024. The increase in sales and marketing expenses was primarily driven by (i) a $284 million increase in amortization period over period primarily due to acceleration of amortization resulting from a change in estimated useful lives in our SkyBet and Pokerstars brands and amortization of acquired intangible assets from the Snai and NSX acquisitions and (ii) a $16 million increase due to impairment of Junglee assets driven by the cessation of operations in India in August 2025. In our U.S. segment, sales and marketing expenses increased by 3% period over period primarily driven by investment in the Missouri state launch and our new FanDuel Predicts product in fiscal 2025 partially offset by investment in the North Carolina launch in the prior year. As a percentage of revenue, sales and marketing expenses decreased by 310 basis points period over period due to sustained operating leverage. In our International segment, sales and marketing expenses increased by $126 million, or 9% period over period with the acquisitions of Snai and NSX contributing $188 million of the increase. As a percentage of revenue sales and marketing expenses decreased by 80 basis points to 16.1% for fiscal 2025 due to (i) Euros related marketing expenses in the prior period and (ii) reduced marketing expense in APAC period over period which more than offset (i) increased investment in Italy to support conversion of our retail customer base to online and investment in lottery products and (ii) our growth plans in Türkiye and Brazil.
General and administrative expenses increased by 21%, to $2,182 million for fiscal 2025 from $1,808 million for fiscal 2024. The increase was primarily a result of (i) an increase in transaction costs of $170 million period over period primarily driven by the market access termination payment as part of the Boyd transaction in fiscal 2025, offset by advisory fees incurred in the prior year period related to the listing of Flutter’s ordinary shares in the U.S, (ii) an increase in restructuring costs of $92 million period over period primarily driven by business process reengineering cost and cost associated with our anticipated migration to a new enterprise resource planning system along with other restructuring, acquisition integration and strategic initiatives to drive synergies, (iii) a $60 million increase due to the acquisitions of Snai and NSX in fiscal 2025, (iv) an increase in share based compensation expenses of $42 million due to an increase in stock price, timing of grants and number of grants awarded period over period and (v) an increase in general and administrative expenses in our U.S. segment of $37 million due to growth in our US business. These increases were offset by a $58 million decrease in corporate general and administrative expenses driven by (i) lower bonus expense period over period and (ii) a decrease in professional fees primarily driven by legal fees incurred in fiscal 2024 related to a historic legal case.

Goodwill impairment increased by $517 million period over period due to impairment of Junglee goodwill driven by the cessation of operations in India in August 2025. See Note 10 “Goodwill” within the Consolidated Financial Statements for additional information.
Operating profit (loss) decreased by $833 million, to a profit of $36 million for fiscal 2025 from a profit of $869 million for fiscal 2024, as a result of the factors above.
Other income (expense), net increased by $792 million to $358 million of income in fiscal 2025 from $434 million of expense in fiscal 2024. This increase was primarily driven by (i) an increase in the fair value income of $726 million on the Fox Option liability period over period and (ii) an increase in foreign exchange gain of $73 million period over period.
Interest expense, net increased by $96 million, to $515 million for fiscal 2025 from $419 million for fiscal 2024, primarily due to (i) a $149 million increase in interest expense arising from the issuance of (a) Bridge Credit Agreement dated April 29, 2025, (b) Bridge Credit Agreement dated July 10, 2025, (c) the Senior Secured Notes due 2031 and (d) the USD First Lien Term Loan B due 2032 during the current fiscal year and (ii) a $22 million increase in interest expense driven by our Senior Secured Notes issued in April 2024 arising from an extra four months of interest being charged in fiscal 2025. These increases were partially offset by a reduction in interest expense of $72 million primarily due to (i) a reduced margin on the Term Loan B resulting from a repricing in fiscal 2025, and (ii) repayment of the EUR Term Loan B in fiscal 2024.
Income tax expense increased by $432 million to $286 million of income tax expense for fiscal 2025 from $146 million of income tax benefit for fiscal 2024. The movement was primarily due to: (i) a change in valuation allowance of $246 million in fiscal 2024, whereas in fiscal 2025, there was a change in valuation allowance of $139 million, related to U.S. federal and state deferred tax assets; (ii) deferred tax expense related to the PokerStars internal reorganization of $153 million in fiscal 2025; (iii) income tax expense related to U.S. federal and state income taxes in fiscal 2025 of $100 million; and (iv) the change in amount and jurisdictional mix of profits in which the Group has a taxable presence, which includes $45 million of income tax expense related to the Netherlands for fiscal 2025.
Net (loss) income decreased by $569 million, or 351%, to a net loss of $407 million for fiscal 2025 from a net income of $162 million for fiscal 2024, and net income (loss) margin decreased to 2.5% net loss margin from 1.2% net income margin for fiscal 2024, as a result of the factors above.
Adjusted EBITDA increased by 21%, to $2,845 million for fiscal 2025 from $2,357 million for fiscal 2024. Adjusted EBITDA Margin increased by 60 basis points to 17.4% from 16.8% reflecting the revenue performance and operating cost savings in sales and marketing expenses as outlined above.
Fiscal 2024 Compared to Fiscal 2023
Our total revenue grew by 19%, to $14,048 million for fiscal 2024 from $11,790 million for fiscal 2023, with AMPs up 13% to 13.9 million. The key drivers of Group revenue growth were (i) continued strong online revenue growth in our U.S. segment, with revenue 32% (or $1,394) higher period over period, despite unfavorable sports results primarily relating to the NFL season during the fourth quarter of fiscal 2024, (ii) growth in our International segment of 12% (or $864 million) primarily due to (a) UKI market share growth from sustained market leadership driving increases in UKI revenue by 18% (or $552 million), including the benefit of favorable sports results during fiscal 2024, (b) strong performance in Italy with an increase in revenue of $116 million period over period and (c) the acquisition of Maxbet which contributed revenue growth of $207 million, offset by a decrease in revenue of $52 million period over period in Australia primarily due to continued softer racing market environment, in line with expectations. The impact of sports results in fiscal 2024, which is calculated as the difference between our expected net revenue margin for the period and our actual net revenue margin had an approximate 3% negative impact on total revenue growth for fiscal 2024, primarily due to unfavorable sports results in the U.S. segment relating to the NFL season in the fourth quarter of 2024.
Cost of sales increased by 18% to $7,346 million for fiscal 2024 from $6,202 million for fiscal 2023. This was primarily due to the increase of $933 million in gaming taxes, commissions and transaction charges, and was broadly in line with the increase in revenue in both our U.S. and International segments, to result in cost of sales as a percentage of revenue at 52% for fiscal 2024, which slightly decreased compared to 53% for fiscal 2023.
Technology, research and development expenses increased by 7%, to $820 million for fiscal 2024, from $765 million for fiscal 2023, driven by an increase in labor costs of $173 million period over period as the Group continues to invest in product development to enhance the customer proposition of our brands across the Group, and as we continue to scale our business in the U.S. offset by a $31 million reduction in restructuring and integration expense due to the Sisal acquisition in fiscal 2023 and a decrease of $24 million in depreciation and amortization.

Sales and marketing expenses decreased by 15% to $3,205 million for fiscal 2024 from $3,776 million for fiscal 2023. Sales and marketing expenses as a percentage of revenue was 23% for fiscal 2024, a decrease of 900 basis points from 32% compared with fiscal 2023. This decrease was driven by (i) an impairment loss of $725 million related to PokerStars’ trademark recognized in fiscal 2023; and (ii) a decrease of $129 million in amortization of acquired intangible assets, offset by an increase in marketing and media spend of $274 million. Sales and marketing as a percentage of revenue decreased by 9% driven by significant economies of scales achieved in existing states with continued disciplined player acquisition investment in the United States and other markets which was partly offset by new state launches.
General and administrative expenses increased by 13% to $1,808 million for fiscal 2024 from $1,596 million for fiscal 2023. The increase in general and administrative expenses included (i) an increase of $58 million in integration costs and advisory fees related activities associated with the change in the primary listing of the Group; and (ii) an increase of $117 million in labor cost due to greater investment in the Group’s workforce as we continued the expansion of our U.S. business.
Operating profit (loss) increased by $1,418 million to a profit of $869 million for fiscal 2024 from a loss of $549 million for fiscal 2023, as a result of the factors above.
Other income (expense), net increased by $277 million to $434 million in fiscal 2024 from $157 million in fiscal 2023. This increase was primarily driven by (i) an increase in the fair value loss of $261 million on the Fox Option liability period over period; and (ii) a decrease in foreign exchange gain of $29 million period over period partially offset by a decrease in financing related fees not eligible for capitalization of $21 million period over period.
Interest expense, net increased by $34 million, to $419 million for fiscal 2024 from $385 million for fiscal 2023, primarily as a result of the issuance of $525 million aggregate principal amount of USD Notes and €500 million aggregate principal amount of EUR Notes in April 2024, which was partially offset by a $26 million increase in interest income period over period.
Income tax benefit (expense) increased by $266 million to $146 million of income tax benefit for fiscal 2024 from $120 million income tax expense for fiscal 2023. The movement is primarily due to (i) the change in valuation allowance, mainly related to the $246 million release in U.S. federal and state deferred tax assets; (ii) $52 million tax benefit related to a combination of immaterial out-of-period and return-to-provision adjustments recognized in 2024; and (iii) the change in amount and jurisdictional mix of profits in which the Group has a taxable presence.
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

Operational and Financial Metrics by Segment
U.S.
The following table presents a summary of our operational metrics for the U.S. segment for fiscal 2025, 2024 and 2023:

	Fiscal
AMPs (Amounts in thousands)	2025	2024	2023
Total U.S. AMPs(1)	4,028	3,784	3,152
U.S. AMPs by Product Category(1)
Sportsbook	3,260	3,146	2,553
iGaming	980	777	571
Other	457	497	549
Stakes (amounts in $ millions)	$53,822	$50,876	$41,016
Sportsbook net revenue margin	8.6%	7.9%	7.5%

(1)Total U.S. AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the U.S. segment level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the U.S. segment level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple segments. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the U.S. segment for fiscal 2025, 2024 and 2023:

	Fiscal
(Amounts in $ millions, except percentages)	2025	2024	2023
U.S.
Sportsbook	$4,633	$4,013	$3,072
iGaming	2,095	1,524	1,045
Other	239	261	287
Total U.S. revenue	$6,967	$5,798	$4,404
Adjusted EBITDA	$922	$507	$232
Adjusted EBITDA Margin	13.2%	8.7%	5.3%
Fiscal 2025 Compared to Fiscal 2024
Total revenue for our U.S. segment grew by 20% to $6,967 million for fiscal 2025 from $5,798 million for fiscal 2024, reflecting AMP growth of 6%.
Sportsbook revenue increased by 15% period over period, driven by a 6% period over period increase in stakes to $53,822 million for fiscal 2025 and improvement in net revenue margin. The increase in handle was driven by scaling of our U.S. business, strong growth in pre-2024 states and the Missouri state launch in fiscal 2025.
Sportsbook net revenue margin increased by 70 basis points period over period to 8.6% for fiscal 2025 compared to 7.9% for fiscal 2024. This reflected (i) continued expansion of our structural revenue margin by 60 basis points to 14.2%, driven by our market leading pricing and risk capabilities and increase in Same Game parlay penetration and (ii) a 60 basis points favorable change in sports results (fiscal 2025: 60 basis points unfavorable; fiscal 2024: 120 basis points unfavorable). These increases were partially offset by an increase in player incentive spend of 50 basis points.
iGaming revenue for fiscal 2025 increased by 37% to $2,095 million from $1,524 million for fiscal 2024, which reflected an increase in AMPs of 26% period over period to 1.0 million for fiscal 2025 driven by continued product development, including the launch of site-wide jackpots and the roll out of new titles to the platform.
Other revenue for fiscal 2025 decreased by 8% period over period driven by a decline in DFS as a portion of our DFS player base has migrated some or all of their play to our sportsbook product.

Adjusted EBITDA for the U.S. was $922 million for fiscal 2025, a $415 million increase compared to fiscal 2024. Adjusted EBITDA Margin improved to 13.2% for fiscal 2025 from 8.7% in fiscal 2024.
The improvements in Adjusted EBITDA margin were driven by (i) an increase in revenue of $1,169 million as a result of the factors above; (ii) a reduction in cost of sales as a percentage of revenue of 100 basis points from 57.8% for fiscal 2024 to 56.8% for fiscal 2025 primarily driven by a 310 basis points benefit primarily from the period over period favorable change in sports results period over and payment processing and other costs initiatives, partially offset by the impact of an increase in gaming taxes of 210 basis points due to an increase in state taxes during 2025. The increase in Adjusted EBITDA margin was further contributed by (i) a reduction in sales and marketing expenses as a percentage of revenue of 310 basis points period over period due to sustained operating leverage and (ii) a 60 basis points reduction in general and administrative expense as a percentage of revenue due to operating leverage. These decreases as a percentage of revenue were partially offset by a 20 basis points increase in technology, research and development expenses as a percentage of revenue primarily due to scaling of data storage and processing costs and investment in talent.
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
iGaming revenue for fiscal 2024 increased by 46% to $1,524 million from $1,045 million for fiscal 2023, driven by an increase in AMPs of 36% period on period to 0.8 million for fiscal 2024. This reflected our focus on improving customer experiences and product innovation including the launch of exclusive new slot games and exclusive content. In addition, market leading generosity continued to drive strong customer engagement in direct casino and cross-sell.
Other revenue for fiscal 2024 decreased by 9% period on period driven by a decline in DFS where a portion of our DFS player base has migrated some or all of their play to our sportsbook product.
Adjusted EBITDA for the U.S. was $507 million for fiscal 2024, a $275 million increase compared to fiscal 2023. Adjusted EBITDA Margin improved to 8.7% for fiscal 2024 from 5.3% in fiscal 2023. These improvements were driven by (i) an increase in revenue of $1,394 million as a result of the factors above; and (ii) a decrease of 4.1% in sales and marketing expenses as a percentage of revenue due to significant economies of scales achieved in sales and marketing expenses through continued disciplined player acquisition investment in existing states, partly offset by (i) a 70 basis points impact of adverse sports results on revenue; (ii) increased taxes of $39 million in Illinois which came into effect from July 1, 2024; (iii) increased sales and marketing expenses for new state launches; (iv) an increase of 38% (or $74 million) in technology, research and development expenses; and (v) an increase of 34% (or $98 million) in general and administrative expenses reflecting the investment to scale our product, technology and operational capabilities.

International
The following table presents a summary of our operational metrics for the International segment for fiscal 2025, 2024 and 2023:

	Fiscal
AMPs (Amounts in thousands)	2025	2024	2023
Total International AMPs(1)	11,884	10,114	9,173
International AMPs by Product Category(1)
Sportsbook	5,749	5,219	4,830
iGaming	7,238	5,920	5,147
Other	1,149	869	864
Stakes (amounts in $ millions)	$31,644	$29,148	$29,286
Sportsbook net revenue margin	12.6%	13.1%	12.0%

(1)Total International AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the International segment level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the International segment level. AMPs presented above reflects a level of duplication that arises from individuals who use multiple brands or use product offerings in multiple segments. See “—Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA Margin for the International segment for fiscal 2025, 2024 and 2023:

	Fiscal
(Amounts in $ millions, except percentages)	2025	2024	2023
International
Sportsbook	$3,999	$3,816	$3,513
iGaming	5,112	4,130	3,576
Other	305	304	297
Total International revenue	$9,416	$8,250	$7,386
Adjusted EBITDA	$2,202	$2,065	$1,830
Adjusted EBITDA Margin	23.4%	25.0%	24.8%
The following tables present the International segment disaggregated revenue for fiscal 2025, 2024 and 2023.

	Year ended December 31,
($ in millions)	2025	2024	2023
UKI [1]	3,547	3,599	3,047
Southern Europe and Africa [2]	2,746	1,593	1,430
Asia Pacific [3]	1,428	1,547	1,599
Central and Eastern Europe [4]	604	531	286
Brazil [5]	227	69	64
Other regions [6]	864	911	960
Total International segment revenue	9,416	8,250	7,386
1.UKI represents Sky Bet, Paddy Power and Betfair UK and Ireland operations as well as the tombola brand.
2.Southern Europe and Africa (SEA) comprises the Italian operations of our Sisal, Snai (effective from acquisition date of April 30, 2025) and PokerStars brands as well as Sisal’s business in Türkiye and Morocco.
3.Asia Pacific (APAC) includes our Sportsbet business in Australia and Junglee in India (until August 22, 2025).
4.Central and Eastern Europe (CEE) comprises Adjarabet in Georgia and Armenia together with MaxBet in Serbia, Bosnia Herzegovina, North Macedonia and Montenegro.
5.Brazil reflects our Betfair and Betnacional (effective from acquisition date of May 14, 2025) operations in the region.
6.Other regions comprise PokerStars’ non-Italian operations and Betfair’s non-Brazilian business.

Fiscal 2025 Compared to Fiscal 2024
Total revenue for our International segment increased by 14% to $9,416 million for fiscal 2025 from $8,250 for fiscal 2024, reflecting an 18% increase in AMPs. The increase in revenue was primarily driven by the acquisition of Snai and NSX, which contributed to an increase in revenue of 13%. Additionally, favorable changes in foreign currency exchange rates contributed to an increase in revenue of 2%.
Sportsbook revenue increased by 5% to $3,999 million for fiscal 2025 from $3,816 million for fiscal 2024, with the acquisitions of Snai and NSX contributing an increase in revenue of 11%. Sportsbook stakes grew by 9% period over period with Snai and NSX contributing 11%, offsetting the period over period headwind from strong Euros performance in the prior period and decreased stakes in APAC from racing market softness across thoroughbreds and greyhounds. Additionally, favorable changes in foreign currency exchange rates contributed to an increase in revenue of 2%.
Sportsbook net revenue margin decreased by 50 basis points period over period to 12.6% for fiscal 2025. The decrease in net revenue margin was primarily driven by the impact of a period over period swing of 110 basis points from favorable sports results in fiscal 2024 to unfavorable sports results in fiscal 2025. The impact of sports results was partially offset by (i) a 20 basis points increase in structural revenue margin period over period to 16.6% for fiscal 2025 driven by our pricing and risk management capabilities along with increased parlay product penetration across our largest sports businesses in UKI and Australia and (ii) a decrease of 40 basis points in customer generosity period over period.
iGaming revenue increased by 24% to $5,112 million for fiscal 2025 from $4,130 million for fiscal 2024 with the acquisitions of Snai and NSX contributing revenue growth of 15%. Additionally, revenue growth was driven by (i) strong performance in Sisal, UKI and CEE, which more than offset the impact of the cessation of operations in India and (ii) favorable changes in foreign currency exchange rates which contributed revenue growth of 2%.
Other revenue for fiscal 2025 was flat period over period driven by favorable changes in foreign currency exchange rates which contributed revenue growth of 3%, offset by lower commissions from the Betfair Exchange.
On a regional basis:
UKI revenue decreased by 1% to $3,547 million for fiscal 2025 from $3,599 million for fiscal 2024. Sportsbook revenue decreased by 13% to $1,465 million for fiscal 2025 from $1,691 million for fiscal 2024 driven by (i) lower handle of 4% due to the Euros in fiscal 2024 and a decrease in horse racing handle outside of major festivals, including Cheltenham and (ii) the impact of a period over period swing of 170 basis points from favorable sports results in fiscal 2024 to unfavorable sports results in fiscal 2025. The decrease in sportsbook revenue was partially offset by a favorable change in foreign currency exchange rates which contributed revenue growth of 3%. UKI iGaming revenue increased by 11%, to $1,926 million for fiscal 2025 from $1,741 million for fiscal 2024, driven by (i) continued product enhancements and generosity optimization, offsetting the impact of the UK Gambling Act Review which led to player restrictions implemented during the year and (ii) favorable change in foreign currency exchange rates which contributed revenue growth of 4%.
SEA revenue increased by 72% to $2,746 million for fiscal 2025 from $1,593 million for fiscal 2024. The acquisition of Snai contributed revenue growth of 54%. Sportsbook revenue for the region grew 82%, driven by (i) the acquisition of Snai which contributed growth of 70%, (ii) a favorable change in foreign currency exchange rates which contributed revenue growth of 8% and (iii) Sisal revenue growth despite the prior period containing the Euros. iGaming revenue grew 68% period over period due to (i) the acquisition of Snai which contributed revenue growth of 47%, (ii) continued momentum within Sisal in both Italy and Türkiye and (iii) improved content.
APAC revenue decreased by 8% to $1,428 million for fiscal 2025 from $1,547 million for fiscal 2024. Sportsbook revenue decreased by 6% period over period driven by (i) a decrease in amounts staked of 6% driven by racing market softness across thoroughbreds and greyhounds and (ii) the impact of a period over period swing from favorable sports results in fiscal 2024 to unfavorable sports results in fiscal 2025. The decrease in sportsbook revenue was also impacted by an unfavorable change in foreign currency exchange rates which contributed a revenue decline of 2%. iGaming revenue decreased by 25% period over period driven by the cessation of operations in India in August 2025.
CEE revenue grew 14% period over period primarily driven by (i) improved iGaming content, (ii) increased sportsbook staking and (iii) a favorable change in foreign currency exchange rates which contributed revenue growth of 3%.
Brazil revenue grew 229% period over period with NSX contributing revenue growth of 261%. The increase in revenue was offset by an unfavorable change in foreign currency exchange rates which contributed a revenue decline of 10%. Betfair Brazil revenue decreased by 32% period over period due to (i) adverse sports results and (ii) customer re-registration friction in the newly regulated market.
Other regions revenue was 5% lower, driven by the impact of market exits and regulatory change.

Adjusted EBITDA for International was $2,202 million for fiscal 2025, a 7% increase from $2,065 million for fiscal 2024. Adjusted EBITDA Margin decreased by 160 basis points to 23.4% for fiscal 2025. The acquisitions of Snai and NSX contributed to the increase in Adjusted EBITDA by $147 million and the decrease in Adjusted EBITDA margin by 120 basis points.
The overall decrease in Adjusted EBITDA margin was primarily driven by an increase in cost of sales as a percentage of revenue of 350 basis points from 43.3% for fiscal 2024, to 46.8% for fiscal 2025, with the acquisitions of Snai and NSX contributing 170 basis points of the period over period increase. The remaining 180 basis points of the increase was primarily driven by (i) a continued shift in revenue mix in favor of iGaming which incurs higher third-party costs than sportsbook, (ii) an increase in gaming taxes in CEE and Australia and (iii) the impact of adverse sports results. The increase in cost of sales as a percentage of revenue was partially offset by a reduction in sales and marketing expenses as a percentage of revenue of 80 basis points from 16.9% for fiscal 2024 to 16.1% for fiscal 2025 driven by (i) Euros related marketing expenses in the prior period and (ii) reduced marketing expense in APAC which more than offset (i) increased investment in Italy to support conversion of our retail customer base to online and investment in lottery products and (ii) our growth plans in Türkiye and Brazil.
Fiscal 2024 Compared to Fiscal 2023
Total revenue for our International segment increased by 12% to $8,250 million for fiscal 2024 from $7,386 million for fiscal 2023 driven by a 10% increase in AMPs, with the acquisition of Maxbet contributing an increase in revenue of $207 million.
Sportsbook revenue increased by 9% to $3,816 million for fiscal 2024 from $3,513 million for fiscal 2023, mainly due to the Euros and an increase in net revenue margin of 110 basis points period over period to 13.1%. This was driven by the continued expansion of our expected net revenue margin due to our pricing and risk management capabilities and greater adoption of higher margin same game parlay bet types in UKI. We also benefited from 80 basis points of favorable sports results period on period (sports results for fiscal 2024: 80 basis points favorable; for fiscal 2023: 0 basis points favorable). Sports results were particularly favorable during the Euros and the English Premier League for fiscal 2024. The increase in overall International sportsbook revenue was partially offset by a decrease in sportsbook revenue in Australia of $52 million period over period primarily due to continued softer racing market environment, in line with expectations, compared to fiscal 2023.
iGaming revenue increased by 15%, to $4,130 million for fiscal 2024 from $3,576 million for fiscal 2023, with AMP growth of 15%. The increase in revenue was primarily driven by (i) $337 million of revenue growth in UKI due to compelling promotions, free-to-play content and consistent delivery of product improvements which drove strong cross-sell rates, (ii) $138 million due to the acquisition of Maxbet and (iii) 9.6% revenue growth in Sisal primarily due to increased market share.
Other revenue increased by 2%, to $304 million for fiscal 2024 from $297 million for fiscal 2023, primarily driven by the new concession in Morocco, which was offset by a revenue decrease of 8% in UKI primarily driven by the Betfair Exchange.
On a regional basis:
UKI revenue increased by 18% to $3,599 million for fiscal 2024 from $3,047 million for fiscal 2023. Sportsbook revenue increased by 16% to $1,691 million for fiscal 2024 from $1,463 million for fiscal 2023, mainly due to the Euros and an increase in net revenue margin of 200 basis points period over period to 13.8%. This was driven by the continued expansion of our expected net revenue margin due to greater adoption of higher margin same game parlay bet types. We also benefited from 150 basis points of favorable sports results period over period. iGaming revenue increased by 24%, to $1,741 million for fiscal 2024 from $1,404 million for fiscal 2023, driven by AMP growth of 13% through compelling promotions, free-to-play content and consistent delivery of product improvements which drove strong cross-sell rates.
SEA revenue increased by 11% to $1,593 million for fiscal 2024 from $1,430 million for fiscal 2023, primarily driven by revenue growth in Italy of 9% and revenue growth in Türkiye of 11%.
APAC revenue decreased by 3% to $1,547 million for fiscal 2024 from $1,599 million for fiscal 2023. The decrease was primarily driven by a $52 million decrease in sportsbook revenue in Australia primarily due to a continued softer racing market environment, in line with expectations.
CEE revenue increased by 86% to $531 million for fiscal 2024 from $286 million for fiscal 2023, primarily driven by (i) the acquisition of Maxbet which contributed revenue growth of $207 million and (ii) 19% revenue growth in Georgia primarily driven by online casino revenue growth.
Brazil revenue increased by 8% to $69 million for fiscal 2024 from $64 million for fiscal 2023.
Other regions revenue was 5% lower, driven by the impact of market exits and regulatory change.

Adjusted EBITDA for our International segment was $2,065 million for fiscal 2024, a $235 million increase compared to fiscal 2023. Adjusted EBITDA Margin improved to 25.0% for fiscal 2024 from 24.8% in fiscal 2023. These improvements were driven by (i) an increase in revenue of $864 million as a result of the factors above, (ii) decrease of 30 basis points in cost of sales as a percentage of revenue from 43.6% in fiscal 2023 to 43.3% in fiscal 2024, (iii) a 40 basis points decrease in technology, research and development expenses as a percentage of revenue from 5.3% in fiscal 2023 to 4.9% in fiscal 2024, which includes cost savings of $32 million as a result of the optimization of the PokerStars business model and (iv) cost savings from the closure of FOX Bet in August 2023, which resulted in adjusted EBITDA improvement of $46 million. The overall increase in International Adjusted EBITDA was offset by a decrease of $62 million in Australia due to a decrease in revenue of $52 million resulting from continued softer racing market environment, in line with expectations and the impact of increased taxes in Victoria of $22 million.
Supplemental Disclosure of Non-GAAP Measures
Adjusted EBITDA is defined on a Group basis as income (loss) before income taxes; other (expense) income, net; interest expense, net; depreciation and amortization; transaction fees and associated costs; restructuring and integration costs; legal settlements and gaming taxes disputes; impairment of property and equipment, intangible assets, right-of-use assets and goodwill and share-based compensation charge. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.
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
The following table reconciles net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA and Adjusted EBITDA Margin for the fiscal years presented:

	December 31,
(Amounts in $ millions, except percentages)	2025	2024	2023
Net (loss) income	$(407)	$162	$(1,211)
Add back:
Income taxes	286	(146)	120
Other (expense) income, net	(358)	434	157
Interest expense, net	515	419	385
Depreciation and amortization	1,517	1,097	1,285
Share-based compensation expense	260	202	190
Transaction fees and associated costs [1]	224	54	92
Restructuring and integration costs [2]	247	135	132
Impairment [3]	561	—	725
Adjusted EBITDA	$2,845	$2,357	$1,875
Revenue	$16,383	$14,048	$11,790
Adjusted EBITDA Margin	17.4%	16.8%	15.9%
(1)During the year ended December 31, 2025, transaction costs of $224 million primarily related to the Boyd market access payment and the Snai and NSX acquisitions. During the year ended December 31, 2024 advisory fees of $54 million primarily relate to implementation of internal controls, information system changes and other strategic advisory fees related to the change in the primary listing of the Group. During the year ended December 31, 2023, transaction fees of $92 million primarily relate to the listing of Flutter’s ordinary shares in the U.S.
(2)During the year ended December 31, 2025, 2024 and 2023 restructuring and transaction costs of $247 million, $135 million and $132 million, respectively, primarily related to various restructuring, acquisition integration and other strategic initiatives to drive synergies. The programs are expected to run until 2027. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. It also includes business process re-engineering cost, planning and design of target operating models for the Group's enabling functions and discovery and planning related to the Group's anticipated migration to a new enterprise resource planning system. The costs primarily include severance expenses, advisory fees and temporary staffing costs.
(3)During the year ended December 31, 2025, impairment of $561 million is mainly related to Junglee. The Act, which was passed by the Indian Parliament and received Presidential assent on August 22, 2025, bans all forms of online real money gaming in India. As a result of the Act, from August 22, 2025, Junglee ceased offering all real-money games in India. The impaired assets substantially consists of goodwill of $517 million, acquired and developed intangibles of $32 million and other long-lived assets of $7 million. The $517 million of impaired goodwill is not deductible for tax purposes, and therefore there is no income tax benefit. Income tax impacts arising for acquired and developed intangibles and other long-lived assets are not material. During the year ended December 31, 2023, the Group recognized an intangible asset impairment loss of $725 million in sales and marketing expenses related to PokerStars trademark within the International segment. The impairment was primarily driven by an assessment of strategy and operational model aimed at maximizing the value of PokerStars proprietary poker assets consistent with our International segment strategy to combine global scale with local presence.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and borrowings from various financial institutions and debt investors. We expect to continue to have cash requirements to (i) support working capital needs and capital expenditures, (ii) to pay interest and service our long-term debt, (iii) to service our obligations under our operating leases, and (iv) to repurchase our ordinary shares subject to economic and market conditions and our capital requirements, and otherwise as described below under “—Other Purchase Obligations.” We believe we have the ability and sufficient capacity to meet these cash requirements in the short term and long term by using available cash, internally generated funds and borrowings under the Group’s $1.48 billion (£1.1 billion) committed revolving credit facility. As of December 31, 2025, we had $1,828 million of cash and cash equivalents, of which $39 million was held in pound sterling (“GBP”), $336 million was held in euro (“EUR”), $1,030 million was held in U.S. dollar (“USD”), and $423 million was held in other currencies, and outstanding long-term debt of $12,266 million.
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
Long-term Debt
Term Loan A, Term Loan B and Revolving Credit Facility Agreement (the “TLA/TLB/RCF Agreement”)
In November 2023, we entered into the TLA/TLB/RCF Agreement (as amended by the First Incremental Assumption Agreement, dated as of March 14, 2024, the First Repricing Agreement dated as of December 19, 2024 and the Second Incremental Assumption Agreement dated as of December 19, 2024, the “TLA/TLB/RCF Agreement”) with J.P. Morgan SE as the administrative agent and Wilmington Trust (London) Limited, acting as the collateral agent, and the lenders named therein in connection with the Term Loan A Facilities, Term Loan B Facilities and a multicurrency revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount at any time outstanding not in excess of £1.00 billion.
During fiscal 2024, we entered into the First Incremental Assumption Agreement and the Second Incremental Assumption Agreement, which amended the TLA/TLB/RCF Agreement. These amendments provided for an additional $514 million of USD First Lien Term Loan B borrowings, and increased the aggregate principal amount available under the Revolving Credit Facility by £50 million to £1.05 billion.
On April 29, 2025, the Group entered into a Bridge Credit Agreement providing for a €2.5 billion senior secured first-lien term loan to fund, among others, the Snai acquisition (the “Snai Acquisition Bridge Facility”). The Snai Acquisition Bridge Facility was drawn on April 29, 2025. The Snai Acquisition Bridge Facility bears interest at EURIBOR + 1.25%, with customary step-ups and otherwise includes terms generally consistent with the Group’s existing TLA/TLB/RCF Agreement.
On July 10, 2025, the Group entered into a Bridge Credit Agreement providing for a $1.75 billion first-lien term loan, which was drawn on July 30, 2025, to fund the Boyd Transaction (the “Boyd Transaction Bridge Facility”). Borrowings under the Boyd Transaction Bridge Facility bear interest at Term SOFR + 1.25%, with customary step-ups, and otherwise include terms generally consistent with the Group’s existing TLA/TLB/RCF Agreement.
On June 4, 2025, the Group entered into the Third Incremental Assumption Agreement and on August 7, 2025, the Fourth Incremental Assumption Agreement (together “the 2025 Incremental Assumption Agreements”), which amended the existing TLA/TLB/RCF Agreement and provided for an additional $1,250 million of Term Loan B borrowings (comprised of $750 million pursuant to the Third Incremental Assumption Agreement and $500 million pursuant to the Fourth Incremental Assumption Agreement), and increased the aggregate principal amount available under the Revolving Credit Facility 2028 under the TLA/TLB/RCF Agreement by £50 million to £1.10 billion. The Term Loan B borrowings provided by the 2025 Incremental Assumption Agreements (the “USD First Lien Term Loan B 2032”):
•mature on June 4, 2032;
•bear interest, at the Borrower’s option, at either (i) Adjusted Term SOFR + 2.00% (subject to a 0.50% floor) or (ii) ABR + 1.00% (subject to a 1.00% ABR floor); and,
•require quarterly amortization of 0.25% of the original principal amount, with the remaining balance due at maturity.

The net proceeds from the USD First Lien Term Loan B 2032 incurred pursuant to the Third Incremental Assumption Agreement and the portion of the 2031 Notes (as defined below) issued on June 4, 2025 were used to repay in full the Snai Acquisition Bridge Facility, fund general corporate purposes, and pay related transaction costs. The net proceeds from the USD First Lien Term Loan B 2032 incurred pursuant to the Fourth Incremental Assumption Agreement and the portion of the 2031 Notes issued on August 7, 2025 were used to repay in full the Boyd Transaction Bridge Facility, fund general corporate purposes, and pay related transaction costs.
As of December 31, 2025, we have an outstanding balance of: (i) $1.4 billion (£1.0 billion) under our GBP First Lien Term Loan A 2028, which matures in November 2028; (ii) $447 million (€380 million) under our EUR First Lien Term Loan A 2028, which matures in November 2028; (iii) $166 million under our USD First Lien Term Loan A 2028, which matures in November 2028; (iv) $3.8 billion under our USD First Lien Term Loan B 2030 which matures in November 2030 and (v) $1.2 billion under our USD First Lien Term Loan B 2032 which matures in June 2032.
The GBP, EUR, and USD First Lien Term Loan A 2028 facilities bear interest at SONIA, EURIBOR, and daily compounded SOFR plus 0.10%, respectively, each with a 1.75% margin and no benchmark floor, and are repayable in full at maturity. The USD First Lien Term Loan B 2030 bears interest at Adjusted Term SOFR +1.75%. The USD First Lien Term Loan B 2032 bears interest at Adjusted Term SOFR +2.00% (with a 0.50% floor) or ABR +1.00% (with a 1.00% floor), at the Borrower’s option, and amortizes quarterly at 0.25% of the original principal on the last day of March, June, September and December of each year with the remainder due at maturity.
Interest on each of the facilities is payable on the last day of each interest period. Facilities drawn down may be prepaid at any time in whole or in part without premium or penalty on three business days’ (or such shorter period as the administrative agent may agree) prior notice (but, if in part, by a minimum of $1 million or its currency equivalent).
The Revolving Credit Facility 2028 may be utilized by the drawing of cash advances, the issuance of letters of credit and/or the establishment of ancillary facilities with lenders on a bilateral basis. Each cash advance under the Revolving Credit Facility 2028 is to be repaid in full on the maturity date being November 2028. Amounts repaid may be re-borrowed. A commitment fee of 35% of the margin then applicable on the available undrawn commitment is payable quarterly in arrears during the availability period, or on the last day of the availability period, which is one month prior to the maturity date. A utilization fee is also payable in the range of —% to 0.3% per annum based on the proportion of revolving credit facility loans to the total Revolving Credit Facility 2028 commitments. The utilization fee accrues from day to day and is payable in arrears on the last day of each successive period of three months that ends during the availability period. As of December 31, 2025, we had an outstanding principal amount of $538 million (£400 million) under the Revolving Credit Facility. We had an undrawn capacity of $0.93 billion (£0.69 billion) on the Revolving Credit Facility with $13 million (£10 million) of capacity reserved for the issuance of guarantees as of December 31, 2025. During the year ended December 31, 2025, the Group had drawn $1,496 million (December 31, 2024: $126 million) and repaid $966 million (December 31, 2024: $852 million) under the Revolving Credit Facility.
The Term Loan A facilities, both Term Loan B facilities and the Revolving Credit Facility 2028 are secured by a first priority security interest (subject to permitted liens) (x) over the shares held by an obligor in another obligor and (y) in respect of obligors organized or incorporated in the United States, substantially all of our U.S. assets (subject to certain exceptions) in accordance with the Agreed Guarantee and Security Principles (as defined in the TLA/TLB/RCF Agreement).
The TLA/TLB/RCF Agreement contains a number of affirmative covenants as well as negative covenants which limit our ability to, among other things: (i) incur additional debt; (ii) grant additional liens on assets and equity; (iii) distribute equity interests and/or distribute any assets to third parties; (iv) make certain loans or investments (including acquisitions); (v) consolidate, merge, sell or otherwise dispose of all or substantially all assets; (vi) pay dividends on or make distributions in respect of capital stock or make restricted payments; and (vii) modify the terms of certain debt or organizational documents, in each case subject to certain permitted exceptions. The TLA/TLB/RCF Agreement requires us to ensure that the ratio of consolidated net borrowings to consolidated EBITDA as defined therein (the net total leverage ratio) is not greater than 5.20:1 on a bi-annual basis. As of December 31, 2025, we were in compliance with all applicable covenants.
Senior Secured Notes
On April 29, 2024, Flutter Treasury DAC (the “Issuer”) issued $525 million aggregate principal amount of 6.375% senior secured notes due 2029 (the “2029 USD Notes”) and €500 million aggregate principal amount of 5.000% senior secured notes due 2029 (the “2029 EUR Notes” and, together with the 2029 USD Notes, the “2029 Notes”), each issued at 100% of their nominal par value and pursuant to an indenture dated as of April 29, 2024 (the “Indenture”). The 2029 USD Notes bear interest at a rate of 6.375% per annum and the 2029 EUR Notes bear interest at a rate of 5.000% per annum, both payable semi-annually in arrears.

During fiscal 2025, the Issuer issued senior secured notes due 2031 comprising $1,625 million of 5.875% senior secured notes due 2031 (the “2031 USD Notes”), €850 million of 4.000% senior secured notes due 2031 (the “2031 EUR Notes”), and £700 million of 6.125% senior secured notes due 2031 (the “2031 GBP Notes” and, together with the 2031 USD Notes and the 2031 EUR Notes, the “2031 Notes”) pursuant to the indenture. The 2031 Notes bear interest payable semi-annually in arrears.
The 2029 Notes and the 2031 Notes (together, the "Notes") are senior secured obligations and rank pari passu in right of payment with all existing and future senior debt of the Issuer that is not subordinated to the Notes. The Notes are secured on a first-ranking basis by security interests granted over the collateral that also secure, as applicable, the obligations of the Group under the TLA/TLB/RCF Agreement. The Notes are also guaranteed on a senior secured basis by the Group and certain of its subsidiaries (collectively, the “Guarantors”), who are also obligors under the Group’s senior secured credit facilities.
Prior to April 15, 2026, the Issuer may redeem all or a portion of the 2029 Notes at a redemption price equal to 100% of the principal amount of the 2029 Notes being redeemed, plus accrued and unpaid interest and additional amounts, to but excluding the date of the redemption, plus the applicable make-whole premium. In addition, prior to April 15, 2026, the Issuer is entitled to redeem up to 40% of the aggregate principal amount of each series of 2029 Notes using the net cash proceeds from certain equity offerings at a price equal to 106.375% of the principal amount of the 2029 USD Notes and 105% of the principal amount of the 2029 EUR Notes being redeemed, plus, in each case, accrued and unpaid interest and additional amounts, if any, to but excluding, the date of the redemption, subject to certain conditions set forth in the Indenture that governs the 2029 Notes. Furthermore, at any time prior to April 15, 2026, the Issuer is entitled, during each twelve month period commencing April 29, 2024 to redeem up to 10% of the aggregate principal amount outstanding of each series of 2029 Notes at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest and additional amounts, if any, to but excluding, the date of redemption. On or after April 15, 2026, the Issuer may redeem some or all of the 2029 Notes at the redemption prices set forth in the Indenture.
Prior to April 15, 2027, the Group may redeem all or a portion of the 2031 Notes at a redemption price equal to 100% of the principal amount of the 2031 Notes being redeemed, plus accrued and unpaid interest and additional amounts, if any, to but excluding the date of the redemption, plus a make-whole premium. In addition, prior to April 15, 2027, the Group is entitled to redeem up to 40% of the aggregate principal amount of each series of the 2031 Notes using the net cash proceeds from certain equity offerings at a price equal to 105.875% of the principal amount of the 2031 USD Notes, 104% of the principal amount of the 2031 EUR Notes and 106.125% of the principal amount of the 2031 GBP Notes being redeemed, plus accrued and unpaid interest and additional amounts, if any, to but excluding the date of the redemption, subject to certain conditions set forth in the Indenture that governs the 2031 Notes. Furthermore, at any time prior to April 15, 2027, the Group is entitled, during each twelve month period commencing April 15, 2027 to redeem up to 10% of the aggregate principal amount of each series of the 2031 Notes at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest and additional amounts, if any, to but excluding, the date of redemption. On or after April 15, 2027, the Issuer may redeem some or all of the 2031 Notes at the redemption prices set forth in the Indenture.
As of December 31, 2025, the Group was in compliance with all applicable debt covenants.
In addition, the Group is obligated to make periodic interest payments at variable rates, depending on the terms of the applicable debt agreements. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events.
The Group uses derivative financial instruments to hedge interest rate risk and foreign currency rate risk arising from long-term debt as discussed in Note 16.
Long-term Debt
As of December 31, 2025, we had an aggregate principal amount of long-term debt of $12.3 billion, with $52 million due within 12 months. In addition, we are obligated to make periodic interest payments, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of December 31, 2025, our total interest obligation on long-term debt totaled $619 million payable within 12 months, net of hedging. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. Excluded from these amounts are other costs related to indebtedness.
Leases
We have lease arrangements primarily for offices, retail stores and data centers. As of December 31, 2025, the Group had operating lease obligations of $606 million with $173 million payable within 12 months.

Share Repurchases
On September 25, 2024, our Board authorized a share repurchase program (the “2024 Share Repurchase Program”) of up to $5 billion of our ordinary shares. While the authorization does not have a stated expiration date, we expect the 2024 Share Repurchase Program to be deployed over the next several years, consistent with our capital allocation priorities. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and our capital requirements. We may from time to time in the future repurchase shares on the open market on a case by case basis or on a non-discretionary basis pursuant to a plan or in any other manner designed to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, through block trades, in privately negotiated transactions, by effecting a tender offer, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. As of December 31, 2025, the Company had repurchased 4,372,518 ordinary shares under the 2024 Share Repurchase Program for a total of $1,121 million.
Other Purchase Obligations
As of December 31, 2025, material cash requirements from known contractual and other obligations relating to sponsorship, marketing, media and other agreements aggregated $6,016 million, with $2,222 million payable within 12 months. Capital expenditure commitments contracted for but not yet incurred as of December 31, 2025, was $20 million.
Cash Flow Information
The following table summarizes our consolidated cash flow information for the periods presented:

	Year ended December 31,
(Amounts in $ millions)	2025	2024	2023
Net cash provided by (used in):
Operating activities	$1,184	$1,602	$937
Investing activities	$(3,481)	$(811)	$(602)
Financing activities	$2,428	$(469)	$(113)
Fiscal 2025 Compared to Fiscal 2024
Operating Activities
Net cash provided by operating activities for fiscal 2025 decreased by $418 million, or 26%, to $1,184 million compared to $1,602 million for fiscal 2024.
The movement in our cash flows from operating activities was primarily driven by (i) a cash outflow in player deposit liabilities of $439 million due to timing of sports events, customer friendly sports results in the US during 2024 and payment of lottery winnings by Sisal in fiscal 2025 as a result of the rollover of the lottery jackpot as of December 31, 2024, (ii) an outflow of $205 million relating to the Boyd market access fee termination payment, partially offset by (i) an improvement in cash operating performance before the Boyd payment of $117 million and (ii) a cash inflow of $87 million due to sale of player deposit investments.
Investing Activities
Net cash used in investing activities for fiscal 2025 increased by $2,670 million, or 329%, to $3,481 million compared to $811 million for fiscal 2024, primarily driven by an increase in cash payments of purchase consideration, net of cash acquired, for acquiring Snai and NSX in fiscal 2025 offset by MaxBet and BeyondPlay in fiscal 2024 and an increase in capital expenditures year over year.
Financing Activities
For fiscal 2025, net cash provided by financing activities increased by $2,897 million, or 618%, to $2,428 million compared to $469 million cash used in financing activities for fiscal 2024. The increase was primarily driven by (i) a net proceeds from issuance of long-term debt in fiscal 2025 compared to a net repayment of long-term debt fiscal 2024, partially offset by (ii) payments of $1,620 million related to acquisition of non-controlling interest in FanDuel and Junglee in fiscal 2025 and (iii) an increase in repurchase of ordinary shares and taxes withheld and paid on employee share awards year over year.

Fiscal 2024 Compared to Fiscal 2023
Operating Activities
Net cash generated from operating activities for fiscal 2024 increased by $665 million, or 71%, to $1,602 million compared to $937 million for fiscal 2023.
The improvement in our cash flows from operating activities was primarily driven by (i) an improvement in our operating profit and (ii) a cash inflow of $245 million from player deposits for fiscal 2024 versus a cash outflow of $383 million for fiscal 2023 largely due to the payment of lottery winnings by Sisal in fiscal 2023, which was at a high point as a result of the rollover of the lottery jackpot of December 31, 2022. The improvement was partially offset by (i) a payment of $213 million on settlement of derivatives in fiscal 2024 compared with a receipt of $215 million on maturity of derivatives in fiscal 2023 and (ii) an increase in cash outflow on prepaid expenses and other current assets.
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
As of December 31, 2025, and December 31, 2024, the option price was $4.8 billion and $4.5 billion, respectively. Such price is subject to a 5% annual compounding carrying value adjustment. Fox has until December 2030 to exercise the Fox Option. Cash payment is required at the time of exercise and the Fox Option can only be exercised in full. Exercise of the Fox Option requires Fox to be licensed and should Fox not exercise within this timeframe, the Fox Option shall lapse.
The Fox Option is measured at fair value with changes in fair value recognized in earnings. As of December 31, 2025 and December 31, 2024, the fair value of the Fox Option amounts to $560 million and $810 million, respectively, which was determined using an option pricing model.
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

Changes in assumptions, each in isolation, may change the fair value of the Fox Option. Generally, a decrease in the equity value of the investor units, volatility and the probability of Fox getting licensed and an increase in DLOM and DLOC may result in a decrease in the fair value of the Fox Option. Due to the inherent uncertainty of determining the fair value of the Fox Option Liability, the fair value of the Fox Option Liability may fluctuate from period to period. Additionally, the fair value of the Fox Option Liability may differ significantly from the value that would have been used had a readily available market existed for FanDuel. In addition, changes in the market environment and other events that may occur over the life of the Fox Option may cause the losses ultimately realized on the Fox Option to be different than the unrealized losses reflected in the valuations currently assigned. Please see Note 20 “Fair Value Measurements” to the consolidated financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report. The range in fair value as of December 31, 2025, is $57 million to $1,814 million, assuming a 10% increase/decrease in the equity value of the investor units and using the upper and lower end of the ranges of volatility, DLOC and DLOM, as disclosed in Note 20 to the audited consolidated financial statements as of December 31, 2025 and December 31, 2024, and for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.
Allocation of Goodwill to Reporting Units and Goodwill Impairment Testing
We assessed our reporting units following the reorganization of our reporting structure within the International segment. Among the five reporting units identified during the first quarter of fiscal 2025 and the new Brazil reporting unit identified during the second quarter of fiscal 2025, Sportsbet was the previously identified Australia reporting unit and Sky Bet, Paddy Power, Betfair and tombola formed the legacy UKI reporting unit, both of which had pre-existing goodwill.
We were required to allocate goodwill in the previous International reporting unit to the newly identified reporting units based on their relative fair values.
We estimated the respective fair values of these reporting units based on a discounted cash flow model under the income approach, which utilized various inputs and assumptions, including projected operating results, growth rates and capital expenditures from the projection process, applicable tax rates, estimated depreciation and amortization, changes in working capital, and terminal growth rates applied to projected operating results in the terminal period, and a weighted-average cost of capital rate. The comparable market multiples and the Company's market capitalization were also utilized to corroborate the results of the discounted cash flow models under the income approach.
The fair values of these new reporting units were also used in the quantitative goodwill impairment testing immediately after the change by comparing each reporting unit’s fair value with the carrying value. Based on the analysis performed, we determined there was no impairment of goodwill for any of the reporting units following the change in reporting structure within the International segment. A reasonably possible change of plus (minus) 50 basis points in the weighted-average cost of capital rate and terminal growth rate, with other assumptions held constant, would not result in an impairment of any of these reporting units.
Goodwill Impairment Testing
We test goodwill for impairment at the reporting unit level on an annual basis in the fourth fiscal quarter and between annual tests whenever events or circumstances indicate the carrying value of a reporting unit may exceed its fair value.
We may first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment includes, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, our financial performances and other events, such as changes in our management and strategy. If we determine that it is more likely than not that the fair value is less than the carrying amount, then the quantitative goodwill impairment test is performed. Alternatively, we may unconditionally bypass the qualitative assessment and proceed directly to performing a quantitative assessment.
We performed the annual goodwill impairment assessment on October 1, 2025. Based on the qualitative goodwill impairment test performed, we determined that the goodwill of each of the reporting units of the U.S., UKI, CEE, SEA, Brazil and Australia were not impaired.
On November 26, 2025, the UK government announced an increase on remote gaming duty rates from 21% to 40% effective from April 1, 2026 and an increase in general betting duty which will apply to all online sports betting (ex-horse racing) from 15% to 25% effective from April 1, 2027. As a result of these tax increases, we identified a triggering event for the UKI reporting unit as the expected lower operating results suggested that the fair value of the UKI reporting unit may have fallen below its carrying amount.
As a result, we carried out a quantitative goodwill impairment test as of December 31, 2025.

We estimated the fair values of the UKI reporting unit based on a discounted cash flow model under the income approach, which utilized various inputs and assumptions, including projected operating results, which included the projected impact of gambling tax increases on the UKI reporting unit’s costs, and the impact of first and second round planned mitigation of the Group. The first round of mitigation includes a reduction in cost, including reduced operational, promotional and marketing spend. The second-round mitigation includes projected overall market size decline, and the Group's projected market share growth. Additionally, we applied a terminal growth rate of 2.6% to projected operating results in the terminal period, and a discount rate of 8.5%.
Based on the analysis performed, we determined there was no impairment of goodwill for the UKI reporting unit as the fair value of the UKI reporting unit exceeded its carrying value by $3,802 million.
We continue to monitor key factors that could impact the fair value of our reporting units, including regulatory developments, market conditions, changes in macroeconomic conditions, industry-specific trends, on-going financial performance, and regulatory or competitive environments. If there is any adverse impact on the reporting units resulting from these changes, it may be necessary to perform additional impairment testing, which could result in a future impairment charge.
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
Significant estimates and assumptions that we must make in estimating the fair value of acquired trademarks and customer relationships include future cash flows that we expect to generate from the acquired assets, including expected revenue growth rates, estimated royalty rates, customer attrition rates, profitability and discount rates.
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
There have been no material changes to our market risk during the fiscal year 2025.

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
Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, player deposits and derivatives. We maintain cash and cash equivalents with various domestic and foreign financial institutions of high credit quality. We perform periodic evaluations of the relative credit standing of all of the aforementioned institutions through regular monitoring of credit ratings, credit default swaps and other public information, and take action to adjust exposures to ensure that exposures to lower-rated counter parties are kept to an acceptable level. We have set conservative credit rating and tenor-based limits for exposures to counter parties as part of our treasury policy. Investments are held primarily in money market funds, short duration corporate and government bonds, all of which are investment grade, based on ratings assigned by credit rating agencies.
Our sports betting, gaming, lottery and poker businesses are predominantly cash and card based, requiring players to pay in advance of us satisfying our performance obligation. Accounts receivable predominately consist of receivables from our point of sales affiliates in Italy. Procedures and controls exist in selection of point of sales affiliates with limits in place for acceptance of wagers on gaming terminals, when applicable, as well as daily checks on credit trends, including blocking gaming terminals if there are unpaid amounts. During fiscal 2025 and 2024, we did not have any one player that accounted for 10% or more of total revenues.
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
To minimize the impact of exchange rate fluctuations on the Group’s results, the Group looks to match foreign currency denominated liabilities with foreign currency denominated assets where possible. For the Group’s material currencies and where cost effective to do so, we seek to mitigate the impact of changes in foreign currency rates by borrowing centrally in foreign currency denominated debt (after considering the impact of hedging arrangements) in the same proportion as the Adjusted EBITDA earned by our foreign operations in those currencies, thus ensuring the foreign currency denominated debt is repaid with receipts from foreign currency earnings. Subject to operating within limits stipulated in our treasury policies, and, above these limits, with the Treasury Committee approval, we may use forward contracts and other derivative instruments as permitted by our treasury policies to reduce foreign currency exposure. Surplus net foreign currency inflows are predominantly sold at spot rates.
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
To provide an assessment of the foreign currency risk, we performed a sensitivity analysis to assess the potential impact of a 10% fluctuations in GBP, EUR, AUD and USD exchange rates against functional currencies. These exchange rates were applied to our total foreign currency monetary assets and liabilities denominated in GBP, EUR, AUD and USD. These changes would have resulted in foreign currency exchange gains and losses of $108 million, $192 million and $165 million as of December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

Based upon the current levels of net foreign assets, a hypothetical 10% appreciation of the U.S. dollar as compared to functional currencies of our foreign operations as of December 31, 2025 would result in an approximate $608 million negative translation adjustment recorded in other comprehensive income. Conversely, a hypothetical 10% depreciation of the U.S. dollar as compared to these currencies as of December 31, 2025 would result in an approximate $608 million positive translation adjustment recorded in other comprehensive income.
Interest Rate Risk
Our exposure to changes in interest rates includes fluctuations in the amounts of interest paid on our long-term indebtedness, as well as the interest earned on our cash and investments. We manage our exposure to changes in interest rates through offsetting exposures and the use of derivative instruments. As of fiscal 2025 and 2024, the Company had unhedged outstanding floating rate long term debt with varying maturities for an aggregate principal amount of $6,629 million and $3,093 million, respectively. We may in the future enter into interest rate swaps to manage interest rate risk on our outstanding long-term debt. Interest rate swaps allow us to effectively convert fixed-rate payments into floating-rate payments or floating-rate payments into fixed-rate payments. Gains and losses on term debt are generally offset by the corresponding losses and gains on the related hedging instrument. A 100-basis point increase in market interest rates would cause interest expense on our long-term debt as of December 31, 2025, December 31, 2024 and December 31, 2023 to increase $61 million, $31 million and $37 million on an annualized basis, respectively.
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—B. Liquidity and Capital Resources—Quantitative and Qualitative Disclosures About Market Risk.”

Item 8.            Financial Statements and Supplementary Data
FINANCIAL STATEMENTS
See the Financial Statements beginning on page 83.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Flutter Entertainment plc:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Flutter Entertainment plc and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity and redeemable non-controlling interests, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired 100% of the outstanding shares of Pluto (Italia) S.p.A, the holding company that owns Snaitech S.p.A (“Snai”) during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, Snai’s internal control over financial reporting associated with 12% of total assets and 5% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Snai.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
Valuation of trademarks and online customer relationships assets acquired in a business combination
As discussed in Note 12 to the consolidated financial statements, on April 30, 2025, the Company completed the acquisition of 100% of the outstanding shares of Pluto (Italia) S.p.A, the holding company that owns Snaitech S.p.A (“Snai”), for a consideration of €2.3 billion ($2.6 billion). In connection with the business combination, the Company recorded various intangible assets, which included trademarks and online customer relationships assets with provisional fair values of $717 million and $490 million, respectively.
We identified the evaluation of the provisional fair values of the trademarks and online customer relationships assets as a critical audit matter. A high degree of subjective auditor judgement was required to evaluate the significant assumptions, specifically:
•revenue growth rates, the royalty rate and the discount rate applied in the valuation of the trademarks; and
•follow-on revenue, profitability, customer attrition rate and the discount rate applied in the valuation of the online customer relationship assets.
Changes in these assumptions could have a significant effect on the fair values. Additionally, the evaluation of the royalty rate, customer attrition rate and discount rates required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter.
We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s business combination process. This included controls related to the determination of revenue growth rates, the royalty rate and the discount rate for trademarks, as well as controls related to follow‑on revenue, profitability, the customer attrition rate, and the discount rate for customer relationship assets.
We evaluated revenue growth rates for trademarks, and follow-on revenue and profitability for customer relationships assets, by comparing them to the acquiree’s historical results and relevant industry data.
We also involved valuation professionals with specialized skills and knowledge who assisted in:
•evaluating the royalty rate by comparing it to an independently developed range of royalty rates using publicly available market data for comparable entities;
•assessing the attrition rate by comparing it to historic customer attrition rates of the acquiree; and
•analyzing the discount rates by comparing them to independently developed ranges of discount rates using publicly available market data for comparable entities.

Valuation of FOX’s option to acquire stake in FanDuel
As discussed in Note 20, Flutter has an agreement with the FOX Corporation (FOX) that provides FOX with an option (the Fox Option) to acquire an 18.6% equity interest in FanDuel Group LLC, Flutter’s US subsidiary. As the Company is the writer of this option, the settlement obligation is recorded as a liability on its balance sheet and adjusted to fair value through the consolidated statement of comprehensive income (loss).
We identified the assessment of the valuation of the Fox Option as a critical audit matter. A high degree of auditor judgment was required in evaluating certain key assumptions used to determine the fair value of the option, specifically, the discounts applied for lack of control and marketability, licensing probability, implied volatility rates and the enterprise value of FanDuel. Minor changes to these assumptions could have a significant effect on the valuation. The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company's licensing probability assumption by comparing the assumption to contractual and regulatory requirements and available industry data. We involved valuation professionals with specialized skill and knowledge who assisted in:
•evaluating the discounts applied for lack of control and marketability by comparing against comparable market data; and
• evaluating the implied volatility rates and enterprise value of FanDuel using market comparables and other publicly available market data.

/s/ KPMG
We have served as the Company’s auditor since 2018.
Dublin, Ireland
February 26, 2026

FLUTTER ENTERTAINMENT PLC
CONSOLIDATED BALANCE SHEETS
($ in millions except share and per share amounts)

	As of December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,828	$1,531
Cash and cash equivalents – restricted	72	48
Player deposits – cash and cash equivalents	1,932	1,930
Player deposits – investments	23	130
Accounts receivable, net	190	98
Prepaid expenses and other current assets	751	607
TOTAL CURRENT ASSETS	4,796	4,344
Investments	7	6
Property and equipment, net	630	493
Operating lease right-of-use assets	550	507
Intangible assets, net	7,019	5,364
Goodwill	15,825	13,352
Deferred tax assets	309	267
Other non-current assets	144	175
TOTAL ASSETS	$29,280	$24,508
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$386	$266
Player deposit liability	1,859	1,940
Operating lease liabilities	130	119
Long-term debt due within one year	109	53
Other current liabilities	2,559	2,212
TOTAL CURRENT LIABILITIES	5,043	4,590
Operating lease liabilities – non-current	476	428
Long-term debt	12,157	6,683
Deferred tax liabilities	1,105	605
Other non-current liabilities	801	935
TOTAL LIABILITIES	$19,582	$13,241
COMMITMENTS AND CONTINGENCIES (Note 21)
REDEEMABLE NON-CONTROLLING INTERESTS	424	1,808
SHAREHOLDERS’ EQUITY
Ordinary share (Authorized 300,000,000 shares of €0.09 (2025:$0.11; 2024:$0.10 ) par value each; issued 2025: 175,224,066 shares; 2024: 177,895,367 shares)	$36	$36
Additional paid-in capital	1,989	1,611
Accumulated other comprehensive loss	(1,111)	(1,927)
Retained earnings	8,124	9,573
Total Flutter Shareholders’ Equity	9,038	9,293
Non-controlling interests	236	166
TOTAL SHAREHOLDERS’ EQUITY	9,274	9,459
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY	$29,280	$24,508

The accompanying notes are an integral part of these Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions except share and per share amounts)

	Year ended December 31,
	2025	2024	2023
Revenue	$16,383	$14,048	$11,790
Cost of Sales	(8,979)	(7,346)	(6,202)
Gross profit	7,404	6,702	5,588
Technology, research and development expenses	(991)	(820)	(765)
Sales and marketing expenses	(3,678)	(3,205)	(3,776)
General and administrative expenses	(2,182)	(1,808)	(1,596)
Goodwill impairment	(517)	—	—
Operating profit (loss)	36	869	(549)
Other income (expense), net	358	(434)	(157)
Interest expense, net	(515)	(419)	(385)
(Loss) income before income taxes	(121)	16	(1,091)
Income tax (expense) benefit	(286)	146	(120)
Net (loss) income	(407)	162	(1,211)
Net (loss) gain attributable to non-controlling interests and redeemable non-controlling interests	(27)	53	13
Adjustment of redeemable non-controlling interest to redemption value	(70)	66	(2)
Net (loss) income attributable to Flutter shareholders - basic and diluted	(310)	43	(1,222)
(Loss) earnings per share
Basic	(1.75)	0.24	(6.89)
Diluted	(1.75)	0.24	(6.89)
Other comprehensive income (loss), after tax:
Effective portion of changes in fair value of cash flow hedges	(100)	(12)	(121)
Fair value of cash flow hedges transferred to the income statement	87	32	93
Changes in excluded components of fair value hedge	(12)	(1)	—
Foreign exchange (loss) gain on net investment hedges	(97)	73	30
Foreign exchange gain (loss) on translation of the net assets of foreign currency denominated entities	997	(554)	357
Fair value movements on available for sale debt instruments	—	—	5
Income tax benefit related to items of other comprehensive loss	9	—	—
Other comprehensive income (loss) income	884	(462)	364
Other comprehensive income (loss) attributable to Flutter shareholders	816	(444)	299
Other comprehensive income (loss) attributable to non-controlling interest and redeemable non-controlling interest	68	(18)	65
Total comprehensive income (loss) for the year	$477	$(300)	$(847)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS
($ in millions except share amounts)

		Ordinary Share		Shares held by employee benefit
	Redeemable non- controlling interests	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Flutter Shareholders’ Equity	Non- controlling Interests	Total Equity	Net (loss) income
Balance at January 1, 2023	$929	176,091,902	$36	1,396	$(1)	$1,192	$(1,782)	$11,590	$11,035	$156	$11,191
Net (loss)	3	—	—	—	—	—	—	(1,222)	(1,222)	8	(1,214)	(1,211)
Adjustment of redeemable non-controlling interest redeemable at fair value	258	—	—	—	—	—	—	(258)	(258)	—	(258)
Shares issued on exercise of employee share options	—	916,747	—	—	—	13	—	—	13	—	13
Ordinary shares of the Company acquired by the Employee Benefit Trust	—	—	—	1,106,417	(212)	—	—	—	(212)	—	(212)
Equity-settled transactions - expense recorded in the income statement	—	—	—	—	—	180	—	—	180	—	180
Equity-settled transactions - vesting	—	—	—	(1,107,813)	213	—	—	(4)	209	—	209
Acquisition of redeemable non-controlling interests	(95)	—	—	—	—	—	—	—	—	—	—
Other Comprehensive Income	57	—	—	—	—	—	299	—	299	8	307
Balance at December 31, 2023	$1,152	177,008,649	$36	—	$—	$1,385	$(1,483)	$10,106	$10,044	$172	$10,216
Net income	102	—	—	—	—	—	—	43	43	17	60	162
Adjustment of redeemable non-controlling interest redeemable at fair value	455	—	—	—	—	—	—	(455)	(455)	—	(455)
Shares issued on exercise of employee share options	—	1,331,464	—	—	—	30	—	—	30	—	30
Business combinations	110	—	—	—	—	—	—	—	—	—	—
Equity-settled transactions - expense recorded in the income statement	—	—	—	—	—	196	—	—	196	—	196
Repurchase of shares	—	(444,746)	—	—	—	—	—	(121)	(121)	—	(121)
Dividend distributed to non-controlling interests	—	—	—	—	—	—	—	—	—	(16)	(16)

		Ordinary Share		Shares held by employee benefit
	Redeemable non- controlling interests	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Flutter Shareholders’ Equity	Non- controlling Interests	Total Equity	Net (loss) income
Other Comprehensive (Loss)	(11)	—	—	—	—	—	(444)	—	(444)	(7)	(451)
Balance at December 31, 2024	$1,808	177,895,367	$36	—	$—	$1,611	$(1,927)	$9,573	$9,293	$166	$9,459
Net (loss)	(130)	—	—	—	—	—	—	(310)	(310)	33	(277)	(407)
Adjustment of redeemable non-controlling interest redeemable at fair value	81	—	—	—	—	—	—	(139)	(139)	—	(139)
Shares issued on exercise of employee share options	—	1,134,701	0	—	—	7	—	—	7	—	7
Equity-settled transactions - expense recorded in the income statement	—	—	—	—	—	246	—	—	246	—	246
Settlement of liability-classified share-based awards in equity	—	121,770	0	—	—	29	—	—	29	—	29
Acquisition of NSX	256	—	—	—	—	38	—	—	38	—	38
Proceeds from non-controlling interests	—	—	—	—	—	—	—	—	—	27	27
Acquisition of redeemable non-controlling interests	(1,620)	—	—	—	—	58	—	—	58	—	58
Repurchase of shares	—	(3,927,772)	0	—	—	—	—	(1,000)	(1,000)	—	(1,000)
Dividend distributed to non-controlling interests	(2)	—	—	—	—	—	—	—	—	(27)	(27)
Other Comprehensive income	31	—	—	—	—	—	816	—	816	37	853
Balance at December 31, 2025	$424	175,224,066	$36	—	$—	$1,989	$(1,111)	$8,124	$9,038	$236	$9,274

The accompanying notes are an integral part of these Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Year ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(407)	$162	$(1,211)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,517	1,097	1,285
Impairment loss	561	—	725
Change in fair value of derivatives	(11)	2	(7)
Non-cash interest expense (income), net	53	19	(12)
Non-cash operating lease expense	141	142	117
Unrealized foreign currency exchange gain, net	(88)	(15)	(225)
Loss on disposals	11	7	5
Share-based compensation – equity classified	246	196	180
Share-based compensation – liability classified	14	6	10
Other (income) expense, net	(300)	428	163
Deferred tax benefit	(145)	(348)	(132)
Loss on extinguishment	23	7	6
Change in contingent consideration	—	(3)	(2)
Change in operating assets and liabilities:
Player deposits - investments	120	33	(1)
Accounts receivable	—	(11)	23
Prepaid expenses and other current assets	(60)	(73)	146
Accounts payable	(20)	(7)	(4)
Other liabilities	(106)	(104)	366
Player deposit liability	(227)	212	(382)
Operating leases liabilities	(138)	(148)	(113)
Net cash provided by operating activities	1,184	1,602	937
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(105)	(144)	(159)
Purchases of intangible assets	(162)	(136)	(175)
Capitalized software	(510)	(381)	(268)
Acquisitions, net of cash acquired	(2,688)	(160)	—
Proceeds from disposal of long lived assets	5	—	—
Cash settlement of derivatives designated in net investment hedge	(21)	10	—
Net cash used in investing activities	(3,481)	(811)	(602)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of ordinary share upon exercise of options	7	30	13
Proceeds from issuance of long-term debt (net of transactions costs with lenders)	10,830	1,684	2,018
Transaction costs with third parties from issuance of long-term debt	(22)	—	—
Repayment of long-term debt	(5,606)	(1,948)	(1,837)
Acquisition of redeemable non-controlling interests	(1,620)	—	(95)
Distributions to non-controlling interests	(29)	(16)	—
Payment of contingent consideration	(19)	—	—
Repurchase of ordinary shares and taxes withheld and paid on employee share awards	(1,123)	(219)	(212)
Proceeds from sale of non-controlling interests	10	—	—
Net cash provided by (used in) financing activities	2,428	(469)	(113)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	131	322	222
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of year	3,509	3,271	2,990
Effect of foreign exchange on cash, cash equivalents and restricted cash	192	(84)	59
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of year	$3,832	$3,509	$3,271

FLUTTER ENTERTAINMENT PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
($ in millions)

	Year ended December 31,
	2025	2024	2023
CASH, CASH EQUIVALENTS AND RESTRICTED CASH comprise of:
Cash and cash equivalents	$1,828	$1,531	$1,497
Cash and cash equivalents - restricted	72	48	22
Player deposits - cash and cash equivalents	1,932	1,930	1,752
CASH, CASH EQUIVALENTS AND RESTRICTED CASH End of year	$3,832	$3,509	$3,271
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	531	462	408
Income tax paid (net of refunds)	445	255	255
Operating cash flows from operating leases	167	174	133
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of long lived assets with accrued expense- investing	75	15	—
Purchase of long lived assets with accrued expense- financing	72	—	—
Right of use assets obtained in exchange for new operating lease liabilities	94	155	73
Adjustments to lease balances as a result of remeasurement	50	47	22
Business acquisitions (including contingent consideration)	327	2	—
Proceeds from issuance as part of debt restructuring	—	—	5,267
Principal amount of extinguishment as part of debt restructuring	—	—	4,622
Non-cash issuance of common stock upon exercise of options	29	—	—
Non-cash transaction costs on issuance of long-term debt	6	—	—
Asset retirement obligation	33	—	—
Sale of non-controlling interests	17	—	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND DESCRIPTION OF BUSINESS
Flutter Entertainment plc (the “Company” or “Flutter”) and its subsidiaries (together referred to as the “Group”) is a global online sports betting and iGaming entity, operating some of the world’s most innovative, diverse and distinctive online sports betting and gaming brands such as FanDuel, Sky Betting & Gaming, Sportsbet, PokerStars, Paddy Power, Sisal, tombola, Betfair, TVG, Adjarabet, MaxBet, Snai and Betnacional. As of December 31, 2025, the Group offers its products in approximately 100 countries. The Company is a public limited company incorporated and domiciled in the Republic of Ireland with operational headquarters in New York.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). These consolidated financial statements do not constitute statutory financial statements for the purpose of the Companies Act 2014 of Ireland. Our statutory financial statements for fiscal 2024 and fiscal 2023, upon which our independent auditors have expressed an unqualified opinion, have been previously delivered to the Registrar of Companies and, in the case of the 2025 financial statements, which are not yet published, are expected to be delivered to the Registrar of Companies within 56 days of our annual return date in fiscal 2026.
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
During the second quarter of fiscal 2025 the Group completed a review of the useful lives of customer relationships as a consequence of certain platform integration initiatives. The Group revised the remaining estimated useful lives of PokerStars’ and Sky Betting & Gaming’s customer relationships from 16 to 8 years and from 16 to 11 years, respectively, effective April 1, 2025. The Group accounted for the change in estimated remaining useful lives as a change in estimate under ASC 250 “Accounting Changes and Error Corrections”. The impact of the change in estimate was accounted for prospectively effective as of April 1, 2025, resulting in an increase in depreciation and amortization expense of $148 million ($135 million after tax, or a decrease of $0.76 per diluted share) for the year ended December 31, 2025. The change in the useful lives is expected to increase depreciation and amortization expense by $141 million ($128 million after tax), and $87 million ($81 million after tax) for the years ending December 31, 2026, and 2027, respectively.
Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and other subsidiaries where the Company directly or indirectly holds a controlling interest. All inter-company balances and transactions have been eliminated in consolidation.
Consolidation of Variable Interest Entities (“VIE”) — Our approach in assessing the consolidation requirements for variable interest entities focuses on identifying which enterprise has the power to direct the activities that most significantly impact the VIE’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the VIE. Should we conclude that we are the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE are included in the consolidated financial statements. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE, upon any reconsideration events. As of December 31, 2025, the Company has no unconsolidated VIEs.

In December 2025, the Company entered into a partnership with CME Group (“CME”) to form a business to develop and operate a platform that enables customers to trade prediction markets contracts. The Company has the power to direct the activities that most significantly affect the business’ economic performance and is exposed to the majority of the variability associated with it. As a result, the Company determined that it is the primary beneficiary of the business and therefore consolidates the entity. The aggregate carrying values of the business’ assets and liabilities, after elimination of any intercompany transactions and balances, and the results of operations for the period presented, are not material to the Company's consolidated financial statements.
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
Cash and Cash Equivalents — Cash and cash equivalents represent cash and highly liquid investments with an original contractual maturity at the date of purchase of three months or less and excludes customer monies, which are disclosed as Player Deposits. Cash and cash equivalents were $1,828 million as of December 31, 2025 and $1,531 million as of December 31, 2024, which comprise cash and call deposits with an original maturity of three months or less and money market funds.
Player Deposits – Cash and Cash Equivalents — Player deposits represent cash deposited by players in order to engage in our revenue-generating offerings and are held in various segregated bank accounts maintained and legally owned by the Group, but not used by the Group for general corporate purposes. The corresponding liability is recorded in player deposit liability, which represents the balances of players of the various platforms. A substantial portion of the player deposits which have a corresponding liability relating to our sports betting and iGaming operations are restricted from general corporate use by local licensing rules. Player deposits—cash and cash equivalents were $1,932 million as of December 31, 2025, and $1,930 million as of December 31, 2024.
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
The Group’s sports betting and iGaming businesses are predominately cash and card businesses requiring players to pay in advance of the Group satisfying its performance obligation. Accounts receivable predominately consist of receivables from the Group’s point of sales affiliates in Italy. Procedures and controls exist in selection of point of sale affiliates with limits in place for acceptance of wagers on gaming terminals when applicable as well as daily checks on credit trends including blocking gaming terminals if there are unpaid amounts. During the years ended December 31, 2025, and 2024, the Group did not have any players that account for 10% or more of total revenues. Accounts receivable, net were $190 million as of December 31, 2025 and $98 million as of December 31, 2024.

Business Combinations — The Company accounts for business combinations under the acquisition method of accounting, in accordance with ASC 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. Any fair value of purchase consideration in excess of the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The fair values of the assets acquired and liabilities assumed are determined based upon the valuation of the acquired business and involve management making significant estimates and assumptions.
Property and Equipment, net — Property and equipment, net are stated at cost less accumulated depreciation. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets and the resulting gain or loss is reflected in general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).
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

Asset Class	Useful Life
Trademarks	8 to 20 years
Licenses	2 to 20 years
Customer relationships	7 to 20 years, based on estimated customer attrition rates
Computer software and technology	2 to 5 years
Development expenditure	3 to 5 years
The Group capitalizes the costs incurred to develop software for internal use, pursuant to ASC 350-40, Intangibles, Goodwill and Other—Internal-Use Software, during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage along with post implementation stages of internal use software are expensed as incurred. Costs capitalized as internal use software are amortized on a straight-line basis over the estimated useful life of 3 to 5 years and are included in cost of sales within the Consolidated Statements of Comprehensive Income (Loss).

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
Revenue Recognition — The Group, in accordance with ASC 606, Revenue from Contracts with Customers, recognizes revenue when a performance obligation is satisfied by transferring the control of promised goods or services to a customer, in an amount that reflects the consideration that the Group expects to be entitled for those goods or services using a five-step process.
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
Lottery
The Group is the lottery operator in Italy, Türkiye, and Morocco and has a wide-ranging portfolio of draw-based (National Totalizer Numeric Gaming (“NTNG”)) products and instant lottery games that are distributed through affiliated sales points which consists of third-party sales points (coffee shops, tobacco shops, newsstands) and online, through the Group’s websites and apps and other online resellers authorized by the official regulatory bodies in these three markets.
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
The Group’s betting exchange offers a platform for players to bet on the outcome of discrete sporting events. The platform offers players the opportunity to ‘back’ (bets that an outcome will occur) and ‘lay’ (bets that the outcome will not occur) with players betting against each other and not against the Group. The platform supports ‘in play’ betting (betting that takes place after an event has started and up to its conclusion) and ‘cash out’ which is a way for players to lock in a profit, or cut your losses, without having to wait for the event to finish. The Group earns a commission on the players winnings, net of discount which vary based on a players betting activity.
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
Sales and Marketing Expenses— Sales and marketing expenses consist primarily of expenses associated with advertising, sponsorships, market research, promotional activities, amortization of trademarks and customer relations, and the compensation of sales and marketing personnel, including share-based compensation expenses. Advertising costs are expensed as incurred and are included in sales and marketing expenses in the Group’s Consolidated Statements of Comprehensive Income (Loss). During the years ended December 31, 2025, 2024 and 2023, advertising costs were $2,053 million, $1,966 million and $1,703 million, respectively.
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
Defined Contribution Plan — The Group offers various defined contribution plans under which the Company matches a portion of employee contributions each pay period, subject to maximum aggregate matching amounts, or contributes based on local legislative rates for eligible employees. Total defined contribution plan expense was $158 million, $135 million and $107 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
For the subsidiaries where the U.S. dollar is the functional currency, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollar at the exchange rates at the balance sheet dates. Transactions in foreign currencies are recorded at the exchange rates at the date of the transaction. All differences are recorded in other income / (expense), net in the Consolidated Statements of Comprehensive Income (Loss).

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
Redeemable Non-controlling Interests — Redeemable non-controlling interests are equity interests in subsidiaries that are redeemable outside of the Group’s control either for cash, Flutter’s own ordinary shares, a subsidiary’s equity interests, or other assets. These interests are classified as mezzanine equity and adjusted each reporting period for income (or loss) attributable to the non-controlling interests. An adjustment is then made to reflect the carrying value of non-controlling interests at the higher of the initial carrying amount, adjusted for cumulative earnings allocations, or redemption value at each reporting date through retained earnings.
Recently Adopted Accounting Pronouncements
In the year ended December 31, 2025, the Group adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The Group elected to apply the standard prospectively. See Note 6 “Income Taxes”.
In the year ended December 31, 2025, the Group adopted ASU 2024-01, Compensation – Stock Compensation (Topic 718): which clarifies how an entity determines whether a profit interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The Group has assessed the impact of ASU 2024-01 and the adoption of this new standard did not have a material effect on the Group's consolidated financial condition, results of operations or cash flows.
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
In November 2025, the FASB issued ASU 2025-09 Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, with the objective to more closely align hedge accounting with the economics of an entity’s risk management activities. The ASU’s amendments are effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods with early adoption permitted on any date on or after the issuance of ASU 2025-09. The Group is currently assessing the timing of adoption and the potential impacts of ASU 2025-09.

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements, with the objective to improve the navigability and applicable guidance of the required interim disclosures. The ASU’s amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted for all entities. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the consolidated financial statements. The Group is currently assessing the timing of adoption and the potential impacts of ASU 2025-11.
3.SEGMENTS AND DISAGGREGATION OF REVENUE
Effective from the first quarter of 2025, the Group has realigned its internal organizational structure, and as a result of this realignment, the Group updated its reportable segments to have two reportable segments:
•U.S.; and
•International (which includes what was formerly the UKI, International and Australia segments).
U.S.
The U.S. segment offers sports betting, casino, DFS, horse racing wagering and prediction markets products to players across various states in the United States, mainly online but with sports betting services also provided through a small number of retail outlets and certain online products in the province of Ontario in Canada. The U.S. segment consists of the following brands: FanDuel and TVG. As of the end of fiscal 2025, FanDuel online sportsbook was available in 25 states or territories, FanDuel online casino was available in 5 states, FanDuel paid DFS offering was available in 43 states, FanDuel or TVG online horse racing product was available in 32 states, FanDuel Predicts product was available in 5 states and FanDuel free-to-play products were available in all 50 states.
International
The International segment includes operations in approximately 100 global markets and offers sports betting, casino, poker, and lottery, mainly online. In the United Kingdom and Ireland (“UKI”), we offer sports betting (sportsbook), iGaming products (games, casino, bingo and poker) and other products (exchange betting) through our Sky Betting & Gaming, Paddy Power, Betfair and tombola brands. In Southern Europe and Africa (“SEA”), we offer our sports betting (sportsbook) and iGaming products (games, casino, poker and lottery) through our Sisal, Snai and PokerStars brands. In Australia, we offer online sports betting products through our Sportsbet brand, which operates exclusively in Australia and offers a wide range of betting products and experiences across local and global horse racing, sports, entertainment and major events. In India, we offered iGaming products through our Junglee brand until August 22, 2025 when we ceased operations, due to the ban on all forms of online real money gaming in India. In Central and Eastern Europe (“CEE”), we offer online sports betting and iGaming products through our Adjarabet and Maxbet brands. Maxbet retail shops also offer our products in this region. In Brazil, we offer online sports betting, iGaming products and other products (exchange betting) through our Betnacional and Betfair brands. The Group continues to diversify internationally and is taking its online offering into regulated markets with a gambling culture and a competitive tax framework under which the Group has the ability to offer a broad betting and iGaming product range.
Effective January 1, 2024, subsequent to our decision to close the sports betting platform FOX Bet, we reorganized how the PokerStars (U.S.) business is managed which resulted in a change in operating segment composition to move PokerStars (U.S.) from the U.S. segment to the International segment.
The Group’s chief operating decision maker (“CODM”) is the Group’s Chief Executive Officer.
The CODM uses Adjusted EBITDA to allocate resources for each operating segment predominantly in the annual budget and forecasting process. Beginning January 1, 2024, the Group revised its definition of Adjusted EBITDA. The definition of Adjusted EBITDA now excludes share-based compensation as management believes inclusion of share-based compensation can obscure underlying business trends as share-based compensation could vary widely among companies due to differing plans that result in companies using share-based compensation awards differently, both in type and quantity of awards granted.
The CODM evaluates performance based on the Adjusted EBITDA of each operating segment by comparing actual results to previously forecasted financial information on a monthly basis. Adjusted EBITDA of each segment is defined as net income (loss) before income taxes; other (expense) income, net; interest expense, net; depreciation and amortization; transaction fees and associated costs; restructuring and integration costs; legal settlements and gaming tax disputes; impairment of property and equipment, intangible assets, right-of-use assets and goodwill and share-based compensation charge.

Segment results for the year ended December 31, 2024 and 2023, have been revised to reflect the change in reportable segments, segment measurement and segment composition.
The Group manages its assets on a total company basis, not by operating segment. Therefore, the CODM does not regularly review any asset information by operating segment and accordingly, the Group does not report asset information by operating segment.
The following tables present the Group’s segment information:

	Year ended December 31,
($ in millions)	2025	2024	2023
Revenue
U.S.
Sportsbook	$4,633	$4,013	$3,072
iGaming	2,095	1,524	1,045
Other	239	261	287
U.S. segment revenue	6,967	5,798	4,404
International
Sportsbook	3,999	3,816	3,513
iGaming[1]	5,112	4,130	3,576
Other	305	304	297
International segment revenue	9,416	8,250	7,386
Total reportable segment revenue	$16,383	$14,048	$11,790
1.iGaming revenue includes iGaming, Poker and Lottery.
The following table presents the International segment disaggregated revenue:

	Year ended December 31,
($ in millions)	2025	2024	2023
UKI [1]	3,547	3,599	3,047
Southern Europe and Africa [2]	2,746	1,593	1,430
Asia Pacific [3]	1,428	1,547	1,599
Central and Eastern Europe [4]	604	531	286
Brazil [5]	227	69	64
Other regions [6]	864	911	960
Total International segment revenue	9,416	8,250	7,386
1.UKI represents Sky Bet, Paddy Power and Betfair UK and Ireland operations as well as the tombola brand.
2.Southern Europe and Africa comprises the Italian operations of our Sisal, Snai (effective from acquisition date of April 30, 2025) and PokerStars brands as well as Sisal’s business in Türkiye and Morocco.
3.Asia Pacific includes our Sportsbet business in Australia and Junglee in India (until August 22, 2025).
4.Central and Eastern Europe comprises Adjarabet in Georgia and Armenia together with MaxBet in Serbia, Bosnia Herzegovina, North Macedonia and Montenegro.
5.Brazil reflects our Betfair and Betnacional (effective from acquisition date of May 14, 2025) operations in the region.
6.Other regions comprise PokerStars’ non-Italian operations and Betfair’s non-Brazilian business.

The information below summarizes revenue from external customers by country for the year ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
($ in millions)	2025	2024	2023
U.S.	$6,767	$5,729	$4,391
UK	3,198	3,279	2,740
Italy	2,532	1,484	1,352
Australia	1,315	1,397	1,447
Ireland	303	304	305
Rest of the world	2,268	1,855	1,555
Total revenue	$16,383	$14,048	$11,790
The information below shows the reconciliation of reportable segment Adjusted EBITDA to (loss) income before income taxes for the year ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
($ in millions)	2025	2024	2023
U.S.	$922	$507	$232
International	2,202	2,065	1,830
Reportable segment Adjusted EBITDA	3,124	2,572	2,062
Unallocated corporate overhead[1]	(279)	(215)	(187)
Depreciation and amortization	(1,517)	(1,097)	(1,285)
Share-based compensation expense	(260)	(202)	(190)
Transaction fees and associated costs[2]	(224)	(54)	(92)
Restructuring and integration costs[3]	(247)	(135)	(132)
Other income (expense), net	358	(434)	(157)
Interest expense, net	(515)	(419)	(385)
Impairment[4]	(561)	—	(725)
(Loss) income before income taxes	$(121)	$16	$(1,091)

1Unallocated corporate overhead includes shared technology, research and development, sales and marketing and general and administrative expenses that are not allocated to specific segments.
2During the year ended December 31, 2025, transaction costs of $224 million primarily related to the Boyd market access termination payment and the Snai and NSX acquisitions. During the year ended December 31, 2024 advisory fees of $54 million primarily relate to implementation of internal controls, information system changes and other strategic advisory fees related to the change in the primary listing of the Group. During the year ended December 31, 2023, transaction fees of $92 million primarily relate to the listing of Flutter’s ordinary shares in the U.S.
3During the years ended December 31, 2025, 2024 and 2023 restructuring and transaction costs of $247 million, $135 million and $132 million, respectively, primarily related to various restructuring, acquisition integration and other strategic initiatives to drive synergies. The programs are expected to run until 2027. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. It also includes business process re-engineering cost, planning and design of target operating models for the Group's enabling functions and discovery and planning related to the Group's anticipated migration to a new enterprise resource planning system. The costs primarily include severance expenses, advisory fees and temporary staffing costs.
4During the year ended December 31, 2025, the impairment of $561 million is mainly related to Junglee. The Act, which was passed by the Indian Parliament and received Presidential assent on August 22, 2025, bans all forms of online real money gaming in India. As a result of the Act, from August 22, 2025, Junglee ceased offering all real-money games in India. The impaired assets substantially consists of goodwill of $517 million, acquired and developed intangibles of $32 million and other long-lived assets of $7 million. The $517 million of impaired goodwill is not deductible for tax purposes, and therefore there is no income tax benefit. Income tax impacts related to the impairment of acquired and developed intangibles and other long-lived assets are not material. During the year ended December 31, 2023, the Group recognized an intangible asset impairment loss of $725 million in sales and marketing expenses related to the PokerStars trademark within the International segment. The impairment was primarily driven by an assessment of the strategy and operational model aimed at maximizing the value of PokerStars' proprietary poker assets consistent with our International segment strategy to combine global scale with local presence.

The following table shows the significant segment expense categories that are regularly provided to the CODM and included in segment profit and loss for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
($ in millions)	2025	2024	2023
U.S.
Revenue	$6,967	$5,798	$4,404
Cost of sales[1]	(3,955)	(3,353)	(2,534)
Technology, research and development expenses[2]	(344)	(270)	(196)
Sales & marketing expenses[3]	(1,319)	(1,278)	(1,150)
General and administrative expenses[4]	(427)	(390)	(292)
Total U.S. Adjusted EBITDA	$922	$507	$232
International
Revenue	$9,416	$8,250	$7,386
Cost of sales[1]	(4,406)	(3,571)	(3,218)
Technology, research and development expenses[2]	(410)	(403)	(393)
Sales & marketing expenses[3]	(1,520)	(1,394)	(1,272)
General and administrative expenses[4]	(878)	(817)	(673)
Total International Adjusted EBITDA	$2,202	$2,065	$1,830

1.Reportable segment cost of sales excludes amortization of certain capitalized development costs, share-based compensation of revenue-associated personnel and restructuring and integration cost directly associated with revenue-generating activities.
2.Reportable segment technology, research and development expenses excludes share-based compensation for technology developers and product management employees, depreciation and amortization related to computer equipment and software not directly associated with revenue earning activities and restructuring and integration costs.
3.Reportable segment sales and marketing expenses exclude amortization of trademarks and customer relations, share-based compensation expenses of sales and marketing personnel and restructuring and integration costs.
4.Reportable segment general and administrative expenses exclude share-based compensation for executive management, finance administration, legal and compliance, and human resources, depreciation and amortization, transaction fees and associated costs and restructuring and integration costs.
The following table shows depreciation and amortization, excluding amortization of acquired intangibles and share-based compensation expense, excluding share-based compensation for the Group's executive management, finance, legal and compliance, and human resources functions, by reportable segment, that are regularly provided to the CODM for review for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
($ in millions)	2025	2024	2023
U.S.
Depreciation and amortization excluding amortization of acquired intangibles	$121	$104	$98
Share-based compensation expense	119	95	102
Total U.S.	$240	$199	$200
International
Depreciation and amortization excluding amortization of acquired intangibles	$503	$382	$350
Share-based compensation expense	88	73	61
Total International	$591	$455	$411

The information below summarizes long-lived assets by country as of December 31, 2025 and 2024:

	As of December 31,
($ in millions)	2025	2024
U.S.	$115	$123
UK	107	99
Italy	228	93
Australia	9	9
Ireland	68	70
Rest of the world	103	99
Long lived assets	$630	$493
4.OTHER INCOME (EXPENSE), NET
The following table shows the detail of other income (expense), net for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
($ in millions)	2025	2024	2023
Foreign exchange gain, net	$88	$15	$43
Fair value gain (loss) on derivative instruments	11	(2)	7
Fair value gain on contingent consideration	—	3	—
Loss on settlement of long-term debt	(23)	(7)	(6)
Financing related fees not eligible for capitalization	(7)	(8)	(29)
Loss on disposals	(11)	(7)	(5)
Fair value gain (loss) on Fox Option Liability	300	(426)	(165)
Fair value (loss) on investment	—	(2)	(2)
Total other income (expense), net	$358	$(434)	$(157)
5.INTEREST EXPENSE, NET
The following table shows the detail of interest expense, net for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
($ in millions)	2025	2024	2023
Interest and amortization of debt discount and expense on long-term debt, bank guarantees	$(576)	$(480)	$(424)
Other interest expense	(12)	(10)	(6)
Interest income	73	71	45
Total interest expense, net	$(515)	$(419)	$(385)

6.INCOME TAXES
Income (loss) before income taxes for the years ended December 31, 2025, 2024 and 2023 consists of the following:

	Year ended December 31,
($ in millions)	2025	2024	2023
Ireland	$(333)	$(292)	$144
United States	311	115	(264)
Other countries	(99)	193	(971)
Income (loss) before income taxes	$(121)	$16	$(1,091)
The components of income tax expense, excluding amounts allocated to other comprehensive (loss) income, for the year ended December 31, 2025, 2024 and 2023 consists of the following:

	Year ended December 31,
($ in millions)	2025	2024	2023
Current:
Ireland	$15	$7	$44
U.S. federal	1	(3)	(1)
U.S. state	23	4	6
Other countries	392	194	203
Total current tax expense	431	202	252
Deferred:
Ireland	$11	$2	$1
U.S. federal	42	(200)	—
U.S. state	(46)	(47)	—
Other countries	(152)	(103)	(133)
Total deferred tax (benefit)	(145)	(348)	(132)
Total income tax expense (benefit):
Ireland	$26	$9	$45
U.S. federal	43	(203)	(1)
U.S. state	(23)	(43)	6
Other countries	240	91	70
Total income tax (benefit) expense	$286	$(146)	$120
The Group recognized an income tax benefit of $9 million in other comprehensive income for the year ended December 31, 2025. There is no income tax (benefit) expense in other comprehensive income for the years ended December 31, 2024 and 2023.
As further described in Note 2, Summary of Significant Accounting Policies, the Group has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, (ASU 2023-09). The following table is a reconciliation between the Irish statutory income tax rate, the trading income tax rate of our country of domicile, and our actual effective tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

	Year ended December 31,
($ in millions)	2025
Loss before income taxes	(121)
Irish corporation trading tax at a 12.5% rate	(15)	12.5%
Ireland Tax Effects
Effect of cross-border tax laws
Pillar two taxes - income inclusion rule	4	(3.3)%

Tax Credits
Foreign tax credits on withholding taxes	(13)	10.7%
Nontaxable or nondeductible items
Nontaxable movements on Fox Option Liability	(37)	30.6%
Interest expense	13	(10.7)%
Change in valuation allowance	54	(44.6)%
Other reconciling items
Effects of internal reorganization	18	(14.9)%
Other	12	(9.9)%
Foreign Tax Effects
United States
Effect of different statutory rates in overseas jurisdictions	27	(22.3)%
State and local income taxes	(19)	15.7%
Effects of internal reorganization	65	(53.7)%
Change in valuation allowance	(91)	75.2%
Withholding taxes	17	(14.0)%
Excess tax benefits on share-based compensation	(10)	8.3%
Research and development tax credits	(19)	15.7%
Under (over) provision in previous year	12	(9.9)%
Other	20	(16.5)%
United Kingdom
Effect of different statutory rates in overseas jurisdictions	(12)	9.9%
Foreign tax credit	(8)	6.6%
Excess tax benefits on share-based compensation	(6)	5.0%
Nontaxable foreign exchange loss	28	(23.1)%
Effects of internal reorganization	8	(6.6)%
Under (over) provision in previous years	11	(9.1)%
Other	(2)	1.7%
Italy
Taxation of Italian subsidiary earnings	6	(5.0)%
Withholding taxes	5	(4.1)%
Effects of internal reorganization	81	(66.9)%
Under (over) provision in previous years	(10)	8.3%
Change in valuation allowance	(8)	6.6%
Other	2	(1.7)%
Australia
Effect of different statutory rates in overseas jurisdictions	17	(14.0)%
Withholding taxes	12	(9.9)%
Other	4	(3.3)%
Netherlands
Effect of different statutory rates in overseas jurisdictions	27	(22.3)%
Other	(8)	6.6%

India
Effect of different statutory rates in overseas jurisdictions	(67)	55.4%
Nondeductible goodwill impairment	131	(108.9)%
Other	2	(1.7)%
Brazil
Effect of different statutory rates in overseas jurisdictions	(33)	27.3%
Withholding taxes	15	(12.4)%
Change in valuation allowance	13	(10.7)%
Malta
Effect of different statutory rates in overseas jurisdictions	(7)	5.8%
Other	(1)	0.8%
Gibraltar
Effect of internal reorganization	(9)	7.4%
Other	7	(5.8)%
Türkiye
Effect of different statutory rates in overseas jurisdictions	13	(10.7)%
Withholding taxes	4	(3.3)%
Other foreign jurisdictions	16	(13.2)%

Worldwide changes in unrecognized tax benefits	17	(14.0)%

Actual effective tax rate	$286	(236.4)%
The following table is a reconciliation between the Irish statutory income tax rate, the trading income tax rate of our country of domicile, and our actual effective tax rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	Year ended December 31,
	2024	2023
Irish corporation trading tax rate of	12.5%	(12.5)%
Depreciation on non-qualifying property and equipment	8.9%	0.1%
Effect of different statutory income tax rates in foreign jurisdictions	226.0%	4.7%
Non-deductible expenses	230.5%	1.5%
Non-deductible expenses (non-taxable) Fox option expense (income)	606.1%	3.6%
Non-taxable income	(219.9)%	(1.6)%
Effect of changes in statutory income tax rates	1.7%	0.1%
Change in valuation allowance	(1444.5%)	12.1%
Under (over) provision in prior year	(333.8%)	3.0%
Actual effective tax rate	(912.5)%	11.0%

The Group’s effective tax rate for the year ended December 31, 2025 was materially impacted by (i) the change in the valuation allowance primarily related to one of the Group's U.S. tax paying component's release of U.S. federal and state valuation allowance of $97 million and $42 million, respectively; (ii) the nondeductible goodwill impairment of $517 million related to Junglee; (iii) the PokerStars internal reorganization whereby the Group reallocated the PokerStars intangible assets resulting in a $153 million tax expense, primarily related to the U.S. and Italy, and (iv) the effect of the $300 million fair value gain on the Fox Option Liability which is not subject to taxation.
The Group’s effective tax rate for the year ended December 31, 2024 was materially impacted by (i) the change in valuation allowance of $178 million, primarily related to the release in U.S. federal and state valuation allowance; (ii) favorable changes in provision to return adjustments; and (iii) the effect of expenses which are not deductible for income tax purposes.
The Group’s effective tax rate for the year ended December 31, 2023, was materially impacted by (i) change in valuation allowance of $133 million from our assessment of the future recoverability of deferred tax assets primarily in the U.S. and Netherlands; and (ii) the effect of expenses which are not deductible for income tax purposes.
For the years ended December 31, 2025 and December 31, 2024 the Group incurred insignificant income tax expense in connection with Pillar Two. Under US GAAP, the Model GloBE Rules for Pillar Two are considered an alternative minimum tax and therefore deferred taxes were not recognized or adjusted for the estimated effects of the minimum tax.
The information below summarizes the income tax paid (net of refunds) for the year ended December 31, 2025 in accordance with ASU 2023-09:

Year ended December 31,
2025
($ in millions)
Ireland	7
U.S. federal	65
United Kingdom	41
Australia	53
Italy national[1]	140
Other countries	139
Total Foreign	438
Total	$445
1.Includes $60 million of income tax payments related to income tax liabilities assumed as part of the acquisition of Snai.

The components of deferred tax assets (liabilities) were as follows as of December 31, 2025 and 2024:

	As of December 31,
($ in millions)	2025	2024
Deferred tax assets
Property and equipment	$24	$39
Irish deferred amortization deductions	238	65
Share-based compensation	56	44
Net operating loss carryforwards	620	850
Operating lease liabilities	72	39
Interest limitation carryforwards	98	75
Other	113	158
Total deferred tax assets	1,221	1,270
Valuation allowance	(770)	(878)
Total deferred tax assets, net of valuation allowance	451	392
Deferred tax liabilities
Operating lease right-of-use assets	(61)	(46)
Intangible assets	(1,186)	(684)
Total deferred tax liabilities	(1,247)	(730)
Net deferred tax liabilities	$(796)	$(338)

Deferred tax assets and liabilities have been offset at December 31, 2025 and 2024 to the extent they relate to the same tax-paying component. Included in the Consolidated Balance Sheets is a deferred tax asset of $309 million (December 31, 2024: $267 million) and a deferred tax liability of $1,105 million (December 31, 2024: $605 million).
The movement in the valuation allowance balance differs from the amount in the effective rate reconciliation due to adjustments affecting other comprehensive income and translation adjustments, as summarized below.
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
The movement in the valuation allowance was comprised of the following for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
($ in millions)	2025	2024	2023
Balance beginning of year	$878	$1,067	$1,069
Increase recognized in income tax expense	182	80	172
Decrease recognized in income tax expense	(144)	(306)	(39)
Foreign currency translation adjustments	61	(11)	(56)
Adjustment in relation to prior years	(225)	48	—
Written off deferred tax assets	—	—	(79)
Movement recognized in other comprehensive income	18	—	—
Net change in the valuation allowance	(108)	(189)	(2)
Balance end of year	$770	$878	$1,067

For the year ended December 31, 2025, the Group recorded a net valuation allowance reduction, excluding foreign currency translation adjustments and movement recognized in other comprehensive income, of $187 million, comprising a valuation allowance release of $144 million primarily related to U.S. federal and state deferred tax assets of $139 million which is offset by an increase in valuation allowance due to current year operating losses in various jurisdictions and prior year adjustments, primarily related to one of our Dutch tax-paying components which has nil tax impact since it had a full valuation allowance as of fiscal 2024.
The Group evaluates the realizability of its deferred tax assets each reporting period and establishes a valuation allowance to reduce deferred tax assets to the amount that is more-likely-than-not to be realized. The Group considers all available positive and negative evidence, including historical operating losses, future reversals of existing taxable temporary differences and tax planning strategies when evaluating the need for a valuation. As of December 31, 2025, the Group determined that there is sufficient positive evidence to conclude that it is more-likely-than-not that U.S. federal and state deferred tax assets of $97 million and $42 million, respectively, are realizable as a result of an internal reorganization. The Group therefore reduced the valuation allowance by $139 million accordingly.
The Group has net operating loss carryforwards of $2,461 million as of December 31, 2025. Of these, $29 million expire between 2026 and 2033, $209 million expire between 2034 and 2046 and $2,223 million carry forward indefinitely. The Group has interest expense carryforwards of $389 million as of December 31, 2025, which carryforward indefinitely.
A valuation allowance has been recorded against deferred tax assets of $770 million (December 31, 2024: $878 million). This is on the basis that there is insufficient certainty of there being future taxable profits in the relevant jurisdictions and therefore the assets will be realizable. The timing of recognition is a key area of judgement in the current period.
During the year ended December 31, 2023, the Group has written off deferred tax assets of $79 million relating to net operating loss carryforward. A full valuation allowance was previously recorded in relation to the deferred tax asset for these net operating loss carryforwards and therefore there was no net effect of this within the income tax expenses for the year.
As of December 31, 2025, foreign earnings of $192 million have been retained by the Group’s foreign subsidiaries that meet the indefinite reinvestment reversal criteria and for which the related deferred tax liability has not been recognized. Upon repatriation of those earnings, in the form of dividends or otherwise, the Group could be subject to withholding taxes payable to various foreign countries of $11 million.
The following table presents a reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties:

	As of December 31,
($ in millions)	2025	2024	2023
Unrecognized tax benefits at beginning of the year	$153	$129	$237
Increases for tax positions of prior years	25	36	9
Decreases for tax positions of prior years	—	(2)	(131)
Increases for tax positions of the current year	—	5	6
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(12)	(8)	(3)
Settlements	(31)	(5)	—
Foreign currency translation adjustments	12	(2)	11
Unrecognized tax benefits at the end of the year	$147	$153	$129
As previously reported, we have received a discovery assessment from His Majesty’s Revenue and Customs authority (“HMRC”) relating to an intragroup transfer of intellectual property from the United Kingdom to the United States for the period ended December 31, 2020. As of December 31, 2025, we are in the process of appealing this assessment and previously recorded an unrecognized tax benefit for the estimated settlement which is included in the Group's Other non-current liabilities in the Consolidated Balance Sheet as well as the above unrecognized tax benefits table. We do not expect to resolve this matter in the near term and will continue to reassess the recognition and measurement criteria of the tax position. While the Group believes that we have strong arguments, there can be no assurance this matter will be resolved favorably.

We recognize interest and penalties related to income taxes, if applicable, as income tax expense. The total amounts of interest and penalties recognized in the Consolidated Statements of Comprehensive Income (Loss) were $4 million (year ended December 31, 2024: $5 million; year ended December 31, 2023: $5 million). The total amounts of interest and penalties recognized in the Consolidated Balance Sheets were $14 million (year ended December 31, 2024: $10 million).
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $147 million.
In addition to filing federal and national income tax returns, the Group files income tax returns in numerous states and other subnational jurisdictions that impose an income tax. The Group is no longer subject to Irish taxing authority examination for years prior to 2021. Income tax years for 2022 onwards remain subject to examination by the U.S. federal Internal Revenue Service. Earlier periods will remain subject to examination by the Internal Revenue Service as the net operating losses from those years are utilized.

7.(LOSS) EARNINGS PER SHARE
The following table sets forth the computation of the Group’s basic and diluted (loss) earnings per ordinary share attributable to the Group:

	Year ended December 31,
(in millions except per share amounts)	2025	2024	2023
Numerator
Net (loss) income	$(407)	$162	$(1,211)
Net (loss) gain attributable to non-controlling interests and redeemable non-controlling interests	(27)	53	13
Adjustment of redeemable non-controlling interest to redemption value	(70)	66	(2)
Net (loss) income attributable to Flutter shareholders - basic and diluted	$(310)	$43	$(1,222)

Denominator
Basic weighted average outstanding shares	177	178	177
Effective of dilutive stock awards	—	2	—
Diluted weighted average outstanding shares	177	180	177

(Loss) earnings per share
Basic	(1.75)	0.24	(6.89)
Diluted	(1.75)	0.24	(6.89)
The number of options excluded from the diluted weighted average number of ordinary shares calculation, due to their effect being anti-dilutive, is 1,696,242 (2024: 242,692, 2023: 3,007,889).

8.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of December 31, 2025 and 2024:

	Year ended December 31,
($ in millions)	2025	2024
Prepayments and accrued income	$299	$267
Derivative financial assets	29	41
Income taxes receivable	159	119
Value-added tax and goods and services tax	53	54
Other receivables	211	126
Total prepaid expenses and other current assets	$751	$607
9.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of December 31, 2025 and 2024:

	As of December 31,
($ in millions)	2025	2024
Computer equipment	$323	$320
Fixtures and fittings	301	287
Land, buildings and leasehold improvements	348	250
Property and equipment – Cost	$972	$857
Less: Accumulated depreciation	342	364
Property and equipment – net	$630	$493
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $129 million, $99 million and $141 million, respectively.
10.GOODWILL
The following table shows the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2025 and 2024:

($ in millions)	U.S.	International	Total
December 31, 2023	$817	12,928	$13,745
Additions	9	126	135
Foreign Exchange	—	(528)	(528)
December 31, 2024	826	12,526	13,352
Additions	—	1,936	1,936
Impairment	—	(517)	(517)
Foreign Exchange	—	1,054	1,054
December 31, 2025	$826	14,999	$15,825
During the first quarter of 2025, following the change of reportable segments as described in Note 3 “Segments and Disaggregation of Revenue”, the Group reorganized its reporting structure within the International segment. This change resulted in the International segment consisting of five reporting units, namely Junglee, Sportsbet, Southern Europe and Africa (comprising the Italian operations of our Sisal and PokerStars brands as well as Sisal’s business in Türkiye and Morocco), Central and Eastern Europe (comprising Adjarabet in Georgia and Armenia together with MaxBet in Serbia, Bosnia Herzegovina, North Macedonia and Montenegro), and UKI (comprising Sky Bet, Paddy Power, tombola, Betfair and PokerStars’ non-Italian operations).

During the second quarter of 2025, upon the completion of the Snai acquisition, Snai became part of the Southern Europe and Africa reporting unit. Upon the completion of the NSX acquisition, a new reporting unit of Brazil was formed, comprising Betfair Brazil and Betnacional. Betfair Brazil was previously included in the UKI reporting unit. As of December 31, 2025, the provisional goodwill from the Snai acquisition was $1,507 million, and the provisional goodwill from NSX acquisition was $429 million.
During the third quarter of 2025, the Group recognized a goodwill impairment of $517 million attributable to the Junglee reporting unit. The Act, which was passed by the Indian Parliament and received Presidential assent on August 22, 2025, bans all forms of online real money gaming in India. As a result of the Act, from August 22, 2025, Junglee ceased offering all real-money games in India. Given there were no other viable commercial operations in the Junglee reporting unit at this time, the goodwill balance related to the Junglee reporting unit was fully impaired.
On October 1, 2025, the Group performed its annual impairment assessment in respect of goodwill as at December 31, 2025 and 2024. The impairment assessment concluded that there had been no impairment of goodwill in respect of the Group's reporting units. Subsequent to our annual impairment assessment, we performed a quantitative goodwill test as result of the UK government announcement of an increase on remote gaming duty rates. The quantitative impairment assessment concluded that there had been no impairment of goodwill in respect of the UKI reporting unit.
11.INTANGIBLE ASSETS, NET
Intangible assets subject to amortization consisted of the following as of December 31, 2025 and 2024:

	Weighted Average Useful Life (Years)	As of December 31,
($ in millions)		2025	2024
Computer software and technology	2.3	$1,484	$1,234
Licenses	5.1	616	423
Development expenditure	4.5	1,769	1,274
Trademarks	16.1	4,945	3,753
Customer relationships	9.1	5,537	4,464
Other	13.6	182	177
Gross carrying value		14,533	11,325
Computer software and technology		1,135	917
Licenses		252	146
Development expenditure		901	713
Trademarks		2,185	1,875
Customer relationships		2,964	2,243
Other		77	67
Accumulated amortization		7,514	5,961
Computer software and technology		349	317
Licenses		364	277
Development expenditure		868	561
Trademarks		2,760	1,878
Customer relationships		2,573	2,221
Other		105	110
Net carrying amount		$7,019	$5,364

During the second quarter of fiscal 2025 the Group completed a review of the useful lives of customer relationships as a consequence of certain platform integration initiatives. The Group revised the remaining estimated useful lives of PokerStars’ and Sky Betting & Gaming’s customer relationships from 16 to 8 years and from 16 to 11 years, respectively, effective April 1, 2025. This resulted in an increase in depreciation and amortization expense as discussed in Note 2.

During the third quarter of 2025, the Group recognized an impairment of $32 million within technology, research and development and sales and marketing exepenses related to acquired and developed intangibles attributable to the Junglee reporting unit forming part of the International segment as result of Junglee ceasing commerical operations.
Amortization expense for the years ended December 31, 2025, 2024 and 2023, was $1,388 million, $998 million and $1,144 million, respectively.
As of December 31, 2025, estimated total amortization expense for the next five years related to the Group’s intangible assets subject to amortization is as follows:

($ in millions)	Estimated Amortization Expense
2026	$1,147
2027	895
2028	737
2029	563
2030	436
$3,778

12.BUSINESS COMBINATIONS AND DISPOSALS
Year ended December 31, 2025
Acquisition of Snai
On April 30, 2025, we completed the acquisition of 100% of the outstanding shares of Pluto (Italia) S.p.A, the holding company that owns Snaitech S.p.A (“Snai”), one of Italy’s leading omni-channel operators in the sports betting and iGaming market, for a consideration of €2.3 billion ($2.6 billion).
The following table summarizes the provisional purchase price allocation and fair value of the assets and liabilities acquired in the Snai acquisition:

($ in millions)	As of April 30, 2025
Cash and cash equivalents	$232
Player deposits – cash and cash equivalents	24
Cash and cash equivalents – restricted	19
Accounts receivable, net	80
Prepaid expenses and other current assets	55
Property and equipment, net	120
Operating lease right-of-use assets	36
Intangible assets, net	1,437
Other non-current assets	6
Total identifiable assets acquired	2,009
Liabilities assumed:
Accounts payable	53
Player deposit liability	24
Other current liabilities	298
Operating lease liabilities	36
Other non-current liabilities	73
Deferred tax liabilities	399
Total liabilities assumed:	883
Net assets acquired (a)	1,126
Purchase consideration (b) (satisfied by cash)	2,633
Goodwill (b) – (a)	$1,507

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
The fair value of online customer relationships identified was a provisional amount of $490 million and was estimated using the Multi-Period Excess Earnings Method. Significant assumptions included: (i) expectations for the profitability and future after-tax cash flows arising from the follow-on revenue from online customer relationships that existed on the acquisition date over their estimated lives, (ii) a customer attrition rate of 5%, less a contributory assets charge of 8.2%, and (iii) a discount rate applied of 11.5%. Online customer relationships are being amortized over their expected useful economic life of 12 years.

The fair value of point of sale network was a provisional amount of $125 million and was estimated using the Multi-Period Excess Earnings Method. Significant assumptions included (i) expectations for the profitability and future after-tax cash flows arising from the follow-on revenue from point of sale network relationships that existed on the acquisition date over their estimated lives, (ii) a point of sale churn rates of 1.5%, less a contributory assets charge of 8.5%, and (iii) a discount rate applied of 11.5%. The point of sale network is amortized over its expected useful economic life of 20 years.
Acquisition-related costs of $18 million and $6 million were included in general and administrative expenses in the Group’s Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2025 and December 31, 2024, respectively.
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
During the third quarter of 2025, based on the additional information obtained, the Group recorded a measurement period adjustment to reclassify asset held for sale of $22 million to property and equipment and to reclassify a liability held for sale of $1 million to other non-current liabilities. The depreciation expenses that would have been recognized in previous periods if the adjustment to provisional amounts were recognized as of the acquisition date were not material to the Group’s Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2025. During the fourth quarter of 2025, the Group recorded an immaterial measurement period adjustment in other non-current liabilities, deferred tax liabilities and goodwill.
As of the date these consolidated financial statements are issued, the purchase accounting related to the acquisition is incomplete because the evaluation necessary to assess the fair values of certain intangible assets acquired is still in process. As such, the above balances may be adjusted in the future period as the valuation is finalized and these adjustments may be material to the consolidated financial statements. The Group expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
Since the date of acquisition to December 31, 2025, Snai contributed revenue of $866 million and $52 million of net income to the results of the Group.
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

	Year ended December 31,
($ in millions)	2025	2024
Revenue	$16,812	$15,271
Net loss	$(418)	$10
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

•New debt financing required to complete the acquisition of Snai is assumed to have occurred on January 1, 2024. The additional interest expense recognized is calculated, together with the associated hedge impact and the amortization of related debts issuance costs. For the new debt at floating rate, we have assumed the actual three months SOFR rates for fourth quarter 2025 was constant from January 1, 2024 to April 29, 2025.
•Transaction fees and associated costs related to the Snai acquisition are assumed to have been incurred prior to or soon after the acquisition date of January 1, 2024, and are presented as an expense for the the year ended December 31, 2024.
Acquisition of NSX
On May 14, 2025, we completed the acquisition of a 56% interest in NSX, a leading Brazilian operator of the Betnacional brand. The total purchase consideration amounted to $674 million (BRL 3,799 million) comprising of cash consideration of $348 million (BRL 1,961 million), contribution of a portion of the Group’s existing Betfair Brazil business having a fair value of $40 million (BRL 230 million), fair value of non-controlling interest of $254 million (BRL 1,430 million) and settlement of a pre-existing relationship in the amount of $32 million (BRL 178 million). During the fourth quarter of 2025, the completion accounts were finalized resulting in an immaterial measurement period adjustment to the purchase consideration.
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
The provisional fair value of assets and liabilities acquired was $246 million which comprised of identifiable intangible assets of $372 million consisting primarily of $123 million of trademark, $37 million of developed technology and $212 million of online customer relationships.
During the fourth quarter of 2025, the Group recorded a measurement period adjustment arising from refinements to the fair value inputs for customer relationships, resulting in a $26 million reduction in the related intangible asset, a $9 million decrease in deferred tax liabilities and an overall $15 million increase in goodwill, with a corresponding increase in amortization. An immaterial adjustment to current liabilities was also recorded.
As of the year ended December 31, 2025, the accounting for this acquisition was provisional, and the measurements of fair value for certain assets and liabilities may be subject to change as additional information is received. The Group expects to finalize the valuation as soon as practicable, but not later than one year from acquisition date.
The acquisition resulted in the recognition of $429 million goodwill on the acquisition date which has been allocated to the existing International segment and the Brazil reporting unit. The main factors leading to the recognition of goodwill (none of which is deductible for tax purposes) is the expected synergies from the combination of operations, products and the knowledge and experience of the acquired workforce.
The fair value of non-controlling interest was $254 million, which was provisionally estimated by applying a discount for lack of marketability of 20% considering the output of the Finnerty Method and discount for lack of control of 9% using implied discounts from observable transactions and data based on Mergerstat studies.
Acquisition-related costs during the year ended December 31, 2025 and December 31, 2024 were not material and are included in the general and administrative expenses in the Group’s Consolidated Statements of Comprehensive Income (Loss).
Since the date of acquisition to December 31, 2025, the revenue and net loss after tax contributed by NSX to the results of the Group are not material.
Year ended December 31, 2024
Acquisition of MaxBet
On January 10, 2024, the Group completed the acquisition of 51% of MaxBet, a leading omni-channel sports betting and iGaming operator in Serbia for cash consideration of $143 million (€131 million).
The fair value of net assets and liabilities acquired was $127 million which comprised identifiable intangible assets of $143 million consisting primarily of $108 million of trademark and $22 million of customer relationships.

The acquisition resulted in the recognition of $126 million goodwill on the acquisition date which was allocated, at that time, to the International segment and reporting unit. The main factors leading to the recognition of goodwill (none of which is deductible for income tax purposes) is the opportunity for the Group to enter the market in the Balkans region where MaxBet is one of the market leaders with an established retail and online presence. There are also tangible opportunities to deliver synergies from the acquisition of MaxBet through (i) leveraging MaxBet’s retail channel to grow online deposits for existing Flutter brands and (ii) enhancing MaxBet’s online capabilities by utilizing the Group’s technology and marketing resources.
The fair value of the redeemable non-controlling interest was $110 million, which was estimated by applying a discount for lack of marketability of 15% considering the output of the Finnerty method and a discount for lack of control of 9% using implied discounts from observable transactions and data based on Mergerstat studies.
Acquisition-related costs for the years ended December 31, 2024 and 2023 were not material and are included in the general and administrative expenses in the Group’s Consolidated Statement of Comprehensive (Loss).
Since the date of acquisition to December 31, 2024, MaxBet has contributed revenue of $207 million and $15 million of profit after tax to the results of the Group.
Acquisition of BeyondPlay
On May 31, 2024, the Group completed the acquisition of 100% of BeyondPlay for consideration of $26 million. The fair value of the assets and liabilities acquired was $17 million which comprised technology intangibles of $18 million and deferred tax liability of $1 million. The acquisition resulted in the recognition of $9 million of goodwill which has been allocated to the U.S. segment. The contribution of BeyondPlay to the revenue and profit after tax of the Group was not material.
Considering that the size of the acquisitions are not material, no additional pro forma information is provided.
13.OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following as of December 31, 2025 and 2024:

	As of December 31,
($ in millions)	2025	2024
Accrued expenses	$1,030	980
Betting duty, data rights, and product and racefield fees	670	430
Employee benefits and social security	444	455
Liability-classified share-based awards	19	31
Sports betting open positions	95	120
Derivative liability	54	10
Income taxes payable	120	29
Loss contingencies	72	78
Value-added tax and goods and services tax	55	61
Contingent and deferred consideration	—	18
Total other current liabilities	$2,559	$2,212
Loss contingencies include losses on firmly committed executory contracts, regulatory investigations and proceedings, management’s evaluation of complex laws and regulations, including those relating to gaming taxes, and the extent to which they may apply to our business and industry.

The Group has a contract liability in relation to sports betting open positions in its Consolidated Balance Sheet. The contract liability balances were as follows as of December 31, 2025 and 2024:

As of December 31, 2025
($ in millions)
Contract liability, beginning of the year	$120
Contract liability, end of the year [1]	96
1Includes $1 million included in Other non-current liabilities.
Due to the short term nature of our contract liabilities, a substantial portion of the contract liability at the beginning of the period is recognized in revenue in the immediate subsequent reporting period
14.LEASES
The Group’s lease arrangements for its offices, retail stores, data centers and marketing arrangements expire at various dates through 2039. Certain leases are cancelable upon notification by the Group to the landlord and others are renewable. Additionally, the Group subleases certain leases to third parties. Security deposits under letters of credit or cash deposited with banks as of December 31, 2025 and 2024 were $18 million and $18 million, respectively.
Substantially all leases are long-term operating leases for facilities with fixed payment terms between 1 and 15 years. The current portion of operating lease liabilities are presented within total current liabilities, and the non-current portion of operating lease liabilities are presented within total liabilities on the Consolidated Balance Sheets.
Lease Cost — The components of lease cost consisted of the following for the years ended December 31, 2025, 2024 and 2023:

($ in millions)	2025	2024	2023
Operating lease cost	$167	$155	$140
Short term lease cost	21	15	13
Sublease income	(4)	(4)	(1)
Total lease cost	$184	$166	$152
Lease Term and Discount Rate — The weighted-average remaining lease term (in years) and discount rate related to the operating leases consisted of the following as of December 31, 2025:

Year ended December 31,
2025
Weighted-average remaining lease term (years)	5.58
Weighted-average discount rate	5.14%
As most of the Group’s leases do not provide an implicit rate, the Group uses its incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments, which equates to the rates of interest that it would pay to borrow funds, on a fully collateralized basis, over a similar term.

Maturity of Lease Liabilities — The present value of the Group’s operating leases consisted of the following as of December 31, 2025:

($ in millions)	Year Ending December 31
2026	$173
2027	147
2028	116
2029	93
2030	64
Thereafter	137
Total undiscounted future cash flows	730
Less: imputed interest	(124)
Present value of undiscounted future cash flows	606
Operating lease liabilities – current	130
Operating lease liabilities – noncurrent	476
Total operating lease liabilities	$606
Other Information — Supplemental cash flow and other information for the years ended December 31, 2025, 2024 and 2023 related to operating leases was as follows:

	For the year ended December 31,
($ in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$167	$174	$133
Right-of-use assets obtained in exchange for new operating lease liabilities	$94	$155	$73

15.LONG-TERM DEBT
The Group’s debt is comprised of the following:

	As of December 31,
	2025		2024
	Principal outstanding balance in currency of debt (in millions)	Outstanding balance ($ in millions)	Principal outstanding balance in currency of debt (in millions)	Outstanding balance ($ in millions)
TLA/TLB/RCF Agreement
GBP First Lien Term Loan A due 2028	£1,034	$1,392	£1,034	$1,295
EUR First Lien Term Loan A due 2028	€380	447	€380	395
USD First Lien Term Loan A due 2028	$166	166	$166	166
USD First Lien Term Loan B due 2030	$3,836	3,836	$3,875	3,876
USD First Lien Term Loan B due 2032	$1,244	1,244	—	—
GBP Revolving Credit Facility due 2028	£400	538	—	—
Senior secured notes
EUR Senior Secured Notes due 2029	€500	593	€500	524
USD Senior Secured Notes due 2029	$525	532	$525	532
EUR Senior Secured Notes due 2031	€850	1,007	—	—
USD Senior Secured Notes due 2031*	$1,625	1,649	—	—
GBP Senior Secured Notes due 2031	£700	955	—	—
Total debt principal including accrued interest		12,359		6,788
Less: unamortized debt issuance costs		(93)		(52)
Total debt		12,266		6,736
Less: current portion of long-term debt		(109)		(53)
Total long-term debt		$12,157		$6,683
*Includes net fair value basis adjustments related to receive-fixed, pay-variable interest rate swap agreements designated as fair value hedges.
Term Loan A, Term Loan B and Revolving Credit Facility Agreement (the “TLA/TLB/RCF Agreement”)
The Group entered into a TLA/TLB/RCF Agreement (as amended by the First Incremental Assumption Agreement, dated as of March 14, 2024, the First Repricing Agreement dated as of December 19, 2024, the Second Incremental Assumption Agreement dated as of December 19, 2024, the Third Incremental Assumption Agreement dated June 4, 2025 and the and the Fourth Incremental Assumption Agreement dated August 7, 2025, the “TLA/TLB/RCF Agreement”) with J.P. Morgan SE as administrative agent, Wilmington Trust (London) Limited as collateral agent, and the lenders party thereto, providing for Term Loan A and B facilities and the multicurrency Revolving Credit Facility with aggregate commitments of up to £1.1 billion.
The GBP, EUR, and USD First Lien Term Loan A 2028 facilities bear interest at SONIA, EURIBOR, and daily compounded SOFR plus 0.10%, respectively, each with a 1.75% margin and no benchmark floor, and are repayable in full at maturity.
The USD First Lien Term Loan B 2030 bears interest at Adjusted Term SOFR +1.75%. The USD First Lien Term Loan B 2032 bears interest at Adjusted Term SOFR +2.00% (with a 0.50% floor) or ABR +1.00% (with a 1.00% floor), at the borrower’s option, and amortizes quarterly at 0.25% of the original principal with the remainder due at maturity.
Facilities drawn down may be prepaid at any time in whole or in part (a minimum of $1 million or its currency equivalent) without premium or penalty on three business days’ (or such shorter period as the administrative agent may agree) prior notice.

The Revolving Credit Facility 2028 may be utilized by the drawing of cash advances, the issuance of letters of credit and/or the establishment of ancillary facilities with lenders on a bilateral basis. Each cash advance under the Revolving Credit Facility 2028 is to be repaid in full on the maturity date being November 2028. Amounts repaid may be re-borrowed. A commitment fee equal to 35% of the margin then applicable on the available undrawn commitment. A utilization fee is also payable in the range of 0.00% to 0.30% per annum based on the proportion of revolving credit facility loans to the total Revolving Credit Facility 2028 commitments.
The Group had an undrawn capacity of $929 million (£690 million) on the Revolving Credit Facility with $13 million (£10 million) of capacity reserved for the issuance of guarantees as of December 31, 2025. During the year ended December 31, 2025, the Group had drawn $1,496 million (December 31, 2024: $126 million) and repaid $966 million (December 31, 2024: $852 million) under the Revolving Credit Facility.
The facilities are secured by a first priority security interest (subject to permitted liens) (x) in respect of obligors organized or incorporated outside of the United States, over the shares held by an obligor in another obligor and (y) in respect of obligors organized or incorporated in the United States, substantially all of the assets owned by those obligors (subject to certain exceptions).
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
Senior Secured Notes
The 2029 Notes comprises the USD Senior Secured Notes due 2029 bearing interest at a rate of 6.375% per annum and the EUR Senior Secured Notes due 2029 bearing interest at a rate of 5.000% per annum.
The 2031 Notes comprises the USD Senior Secured Notes due 2031 bearing interest at a rate of 5.875%, the EUR Senior Secured Notes due 2031 bearing interest at a rate of 4.000% and the GBP Senior Secured Notes due 2031 bearing interest at a rate of 6.125% (together with the 2029 Notes, “the Notes”). The interest on the Notes is payable semi-annually in arrears.
The Notes rank pari passu in right of payment with all existing and future senior debt that is not subordinated to the Notes. The Notes are guaranteed on a senior secured basis by the Group and certain of its subsidiaries (collectively, the “Guarantors”), who are also obligors under the Group’s senior secured credit facilities.
The issuer may redeem all or a portion of the 2029 Notes prior to April 15, 2026 and 2031 Notes prior to April 15,2027 at a redemption price equal to 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest and additional amounts, if any, to but excluding the date of the redemption, plus the applicable make-whole premium. In addition, the issuer is entitled to redeem up to 40% of the aggregate principal amount of each series of 2029 Notes prior to April 15, 2026 and each series of the 2031 Notes prior to April 15, 2027, using the net cash proceeds from certain equity offerings at a price equal to 106.375% of the principal amount of the 2029 USD Notes, 105% of the principal amount of the 2029 EUR Notes, 105.875% of the principal amount of the 2031 USD Notes, 104% of the principal amount of the 2031 EUR Notes and 106.125% of the principal amount of the 2031 GBP Notes being redeemed, plus, in each case accrued and unpaid interest and additional amounts, if any, to but excluding, the date of the redemption, subject to certain conditions set forth in the Indenture that governs the Notes.
Furthermore, the issuer at any time prior to April 15, 2026 is entitled, during each twelve month period commencing April 29, 2024 in case of the 2029 Notes and any time prior to April 15, 2027, during each tewlve month period commencing April 15, 2027 in case of the 2031 Notes to redeem up to 10% of the aggregate principal amount outstanding of each series of 2029 and 2031 Notes at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest and additional amounts, if any, to but excluding, the date of redemption. The issuer may redeem some or all of the 2029 Notes and 2031 Notes on or after April 15, 2026 and on or after April 15, 2027, respectively, at the redemption prices set forth in the Indenture.
As of December 31, 2025, the Group was in compliance with all applicable debt covenants.

Bridge Credit Agreement
On April 29, 2025, the Company entered into a Bridge Credit Agreement providing a €2.5 billion senior secured first-lien term loan to fund the Snai acquisition. Borrowings under this facility bear interest at EURIBOR + 1.25%. On July 10, 2025, the Group entered into a second Bridge Credit Agreement providing $1.75 billion of senior secured first-lien term loan commitments, which were drawn on July 30, 2025, to fund the Boyd Transaction. Borrowings under this facility bear interest at Term SOFR + 1.25%.
The net proceeds from the 2031 Notes and the USD First Lien Term Loan B 2032 were used to repay in full both Bridge Credit Agreements, fund general corporate purposes, and pay related transaction costs.
Loss on Extinguishment of Debt
Loss on extinguishment of debt includes the write-off of unamortized deferred financing costs, and extinguishment gains/loss arising from the refinancing transactions.
The Group recognized a loss on extinguishment of debt of $23 million, $7 million and $6 million for the years ended December 31, 2025, 2024 and 2023, respectively. The fiscal 2025 loss related to the repayment of the Bridge Credit Agreement dated April 29, 2025, and the Bridge Credit Agreement dated July 10, 2025, and consisted principally of write-offs of unamortized debt issuance costs and related fees associated with the repayment of bridge borrowings. The fiscal 2024 and 2023 losses primarily related to partial repayments of principal on certain USD and EUR First Lien Term Loans during refinancing transactions, resulting in the write-off of unamortized discounts and debt issuance costs.
Contractual Debt Payments
As of December 31, 2025, the contractual principal repayments of the Group’s outstanding borrowings, excluding accrued interest, amount to the following:

($ in millions)
2026	$52
2027	52
2028	2,593
2029	1,164
2030	3,692
Thereafter	4,746
Total	$12,299
In addition, the Group is obligated to make periodic interest payments at variable rates, depending on the terms of the applicable debt agreements. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events.
The Group uses derivative financial instruments to hedge interest rate risk and foreign currency rate risk arising from long term debt as discussed in Note 16.
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
Cash flow hedges
Interest rate and foreign currency risk arising from a portion of the Group’s floating interest rate USD First Lien Term Loan B maturing in 2030 and 2032, along with foreign currency risk arising from the Group’s fixed rate USD Senior Secured Notes maturing in 2029 are managed using interest rate swaps and cross-currency interest rate swaps, which are designated as cash flow hedges with the objective of reducing the related volatility of interest expense and foreign currency gains and losses.

Cross-currency interest rate swaps
The cross-currency interest rate swaps designated as a hedge of the interest rate and foreign currency risk arising from the USD First Lien Term Loan B effectively convert the variable rate USD First Lien Term Loan B into fixed GBP interest rate Term Loan managing interest rate risk and foreign currency risk arising from the remeasurement of the USD First Lien Term Loan B.
The cross-currency interest rate swaps designated as a hedge of the foreign currency risk arising from the USD Senior Secured Notes effectively convert the fixed rate USD Senior Secured Notes to fixed rate GBP Senior Secured Notes. Foreign currency and interest rate risks are managed by exchanging contractual amounts at exchange rates and interest rates determined at contract inception.
Interest rate swaps
The interest rate swaps designated as a hedge of the interest risk arising from the USD First Lien Term Loan B effectively converts the variable rate term loan into a fixed rate term loan. Interest risk is managed by exchanging contractual amounts at interest rates determined at contract inception.
The following table summarizes the Group's outstanding derivative instruments designated as cash flow hedges:

		As of December 31,
		2025		2024
	Hedged Item	Notional ($ in millions)	Expiration date	Notional ($ in millions)	Expiration date
Cross-currency interest rate swaps	USD Term Loan B	$—	—	689	June 30, 2025
Cross-currency interest rate swaps	USD Senior Secured Notes	525	April 15, 2026	525	April 15, 2026
Interest rate swaps	USD Term Loan B	1,994	September 30, 2026 to June 30, 2027	1,949	June 30, 2025 to September 30, 2026
Changes in the fair value of the portion of the derivative included in the assessment of hedge effectiveness of cash flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows.
The following table summarizes the gains (losses) of the Company’s designated cash flow hedges for the years ended December 31, 2025, 2024 and 2023:

	Amount of (loss) gain recognized in OCI			Location of loss (gain) reclassifed from AOCI into income (loss)	Amount of loss (gain) reclassified from AOCI into net income (loss)
	Year ended December 31,
($ in millions)	2025	2024	2023		2025	2024	2023
Cross-currency interest rate swaps	(98)	(25)	(159)	Interest expense, net	4	2	62
				Other income (expense), net*	93	33	158
Interest rate swaps	(2)	13	38	Interest expense, net	(10)	(3)	(127)
Total	(100)	(12)	(121)		87	32	93

* Included in foreign exchange gain, net, which is a component of other income (expense), net.

The Group expects to reclassify a gain of $2 million from accumulated other comprehensive income (loss) into earnings within the next 12 months.

Fair value hedges
Cross-currency interest rate swaps
Foreign currency risk arising from a portion of the Group's floating rate USD First Lien Term Loan B and USD Senior Secured Notes are managed using receive fixed rate, pay fixed rate or receive variable rate, pay variable rate cross-currency interest rate swaps with the objective of reducing the volatility of foreign currency gains and losses.
Foreign currency risk is managed by exchanging contractual amounts at exchange rates which are determined at contract inception.
As of December 31, 2025 and 2024, the notional amounts of cross-currency interest rate swaps designated in a fair value hedge of the USD First Lien Term Loan B, were nil and $1,425 million, respectively, and $1,000 million (maturing June 4, 2027) and nil, respectively, for those designated in a fair value hedge of the USD Senior Secured Notes.
The Group recorded a foreign currency loss of $88 million, a gain of $86 million and nil in earnings for the years ended December 31, 2025, 2024 and 2023, respectively, which offset the foreign currency gain for the year ended December 31, 2025 and foreign currency loss for the year ended December 31, 2024 from the USD First Lien Term Loan B and USD Senior Secured Notes.
The Group excludes the cross-currency basis spread in the swap from the hedge effectiveness assessment and recognizes the excluded component into earnings through the periodic interest settlements on the swaps. Changes in the fair value of the excluded components recognized in other comprehensive income (loss) were a loss of $15 million, a loss of $1 million and nil for the years ended December 31, 2025, 2024 and 2023, respectively. The amount recognized in earnings in foreign exchange gain, net, which is a component of other income (expense), net were a loss of $3 million for the year ended December 31, 2025 and nil for the years ended December 31, 2024 and 2023, respectively .
Interest rate swaps
Interest risk arising from changes in three month SOFR arising from the fixed rate senior secured notes due 2031 are managed using interest rate swaps that effectively convert the fixed rate senior secured notes into variable rate senior secured notes. Interest risk is managed by exchanging contractual amounts at interest rates determined at swap contract inception.
The notional amount of interest rate swaps designated as fair value hedges of interest rate risk on the USD Senior Secured Notes was $500 million (maturing June 4, 2027) as of December 31, 2025 (nil as of December 31, 2024).
The following table presents amounts recorded in long-term debt in the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges ($ in millions):

	As of December 31, 2025		As of December 31, 2024
	Carrying amount	Cumulative basis adjustment included in the carrying amount	Carrying amount	Cumulative basis adjustment included in the carrying amount
Long-term debt	$1,648	$3	—	—
Net investment hedges
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
The following table summarizes the hedging instruments designated in a net investment hedge relationship, these hedge relationships were considered highly effective:

	As of December 31, 2025		As of December 31, 2024
	Notional ($ in millions)	Expiration date	Notional ($ in millions)	Expiration date
Euro denominated debt	2,031	November 30, 2028 to June 04, 2031	919	July 31, 2028 to April 29, 2029
USD denominated debt	200	November 30, 2030	—	—
Cross-currency interest rate swaps	1,017	September 30, 2026 to June 30, 2027	830	June 30, 2025 to September 30, 2026
Gains (losses) on derivatives designated as net investment hedges recognized in other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023 are summarized below (in millions):

	Gains (losses) recognized in OCI
	For the year ended December 31,
	2025	2024	2023
Euro denominated debt	(49)	43	(51)
USD denominated debt	8	—	—
Cross-currency interest rate swaps	(56)	30	81
Total	(97)	73	30
There were no amounts reclassified out of accumulated other comprehensive income related to the net investment hedges during the years ended December 31, 2025, 2024 and 2023, as the Group has not sold or liquidated (or substantially liquidated) its hedged subsidiaries.

The following table summarizes the fair value of the Group's derivatives as of December 31, 2025 and 2024:

($ in millions)	As of December 31, 2025		As of December 31, 2024
	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	7	(43)	12	(9)
Interest rate swaps	1	(2)	14	—
Total derivatives designated as cash flow hedges	8	(45)	26	(9)

Derivatives designated as fair value hedges:
Cross-currency interest rate swaps	7	(7)	84	—
Interest rate swaps	13	(4)	—	—
Total derivatives designated as fair value hedges	20	(11)	84	—

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	15	(30)	23	(5)
Total derivatives designated as net investment hedges	15	(30)	23	(5)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	—	—	—	(1)
Total derivatives not designated as hedging instruments	—	—	—	(1)
Total derivatives	43	(86)	133	(15)
1.Derivative assets are recorded within prepaid expenses and other current assets and other non-current assets in the Consolidated Balance Sheets
2.Derivative liabilities are recorded within other current liabilities and other non-current liabilities in the Consolidated Balance Sheets
17.REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Redeemable non-controlling interest
FanDuel
During the year ended December 31, 2025, the Group settled the redeemable non-controlling interest by acquiring Boyd’s 5% stake in FanDuel for $1,553 million, resulting in the Group obtaining 100% ownership of FanDuel (subject to the Fox Option).
Junglee
In July 2023, the Group completed the acquisition of 32.5% outstanding shares of Junglee for a cash payment of $95 million. During the year ended December 31, 2025, the Group completed the acquisition of a further 10.2% in Junglee Games Inc. for cash consideration of $67 million. This acquisition brings the Group’s holding in Junglee Games Inc. to 100% and economic interest in Junglee Games India Private Limited (“Junglee India”) to 95%.

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
NSX
The NSX shareholders' agreement includes call and put options to acquire the remaining 44% of the combined Flutter Brazil business held by the former shareholders of NSX. The call and put options subject to the terms of the shareholders agreement are exercisable in two tranches within 60 days starting immediately after the fifth and tenth anniversaries of the completion of the transaction. The options expire if neither the Group nor the non-controlling interest shareholder groups exercise the options within the option exercise period. The option price is based on market value of the shares on the valuation date, as defined in the shareholders agreement. The options can be settled, at the Group’s election, in cash or freely tradable shares of Flutter.
Ordinary shares
The total authorized ordinary shares of the Company comprise 300,000,000 ordinary shares of €0.09 ($0.11) each (2024: 300,000,000 ordinary shares of €0.09 ($0.10) each). All issued ordinary shares are fully paid. The holders of ordinary shares are entitled to vote at general meetings of the Company. Where voting at a general meeting is done by way of a poll, each shareholder present is entitled to one vote for each share that he or she holds as of the record date for the meeting. Where voting is by way of a show of hands at a general meeting, every shareholder as of the record date for the meeting who is present in person and every proxy shall have one vote. Ordinary shareholders are also entitled to receive dividends as may be declared by the Company from time to time.
Share purchases
On September 25, 2024, our Board authorized a share repurchase program (the “2024 Share Repurchase Program”) of up to $5 billion of our ordinary shares. During fiscal 2025, the Group repurchased 3,927,772 ordinary shares under the 2024 Share Repurchase Program for a total of $1 billion.
Non-controlling interests
At December 31, 2025, non-controlling interests amount to $236 million (December 31, 2024: $166 million).

18.CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS)
The following table presents the changes in accumulated other comprehensive (loss) by component for the years ended December 31, 2025, 2024 and 2023:

($ in millions)	Fair value hedges	Gains and loss on Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Debt securities	Foreign Currency Translation, net of Net Investment Hedges	Total
Balance as of December 31, 2022	$—	$22	$(6)	$(1,798)	$(1,782)
Other comprehensive income (loss) before reclassifications	—	(121)	5	322	206
Amounts reclassified from accumulated other comprehensive loss	—	93	—	—	93
Net current period other comprehensive income (loss), before tax	—	(28)	5	322	299
Tax effect [1]	—	—	—	—	—
Net current period other comprehensive income (loss), net of tax	—	(28)	5	322	299
Balance as of December 31, 2023	$—	$(6)	$(1)	$(1,476)	$(1,483)
Other comprehensive income (loss) before reclassifications	(1)	(12)	—	(463)	(476)
Amounts reclassified from accumulated other comprehensive loss	—	32	—	—	32
Net current period other comprehensive income (loss), before tax	(1)	20	—	(463)	(444)
Tax effect [1]	—	—	—	—	—
Net current period other comprehensive income (loss), net of tax	(1)	20	—	(463)	(444)
Balance as of December 31, 2024	$(1)	$14	$(1)	$(1,939)	$(1,927)
Other comprehensive income (loss) before reclassifications	(15)	(100)	—	832	717
Amounts reclassified from accumulated other comprehensive loss	3	87	—	—	90
Net current period other comprehensive income (loss), before tax	(12)	(13)	—	832	807
Tax effect [1]	3	3	—	3	9
Net current period other comprehensive income (loss), net of tax	(9)	(10)	—	835	816
Balance as of December 31, 2025	$(10)	$4	$(1)	$(1,104)	$(1,111)

1. The Group uses the portfolio approach for releasing income tax effects from Accumulated Other Comprehensive Income.
19.SHARE-BASED COMPENSATION
The Group maintains various share schemes for employees (and, where the specific rules permit, non-executive directors and/or non-employee contractors). Detail of the key schemes are summarized below.
On June 5, 2025, the Company’s shareholders approved the Company’s Amended and Restated 2024 Omnibus Equity Incentive Plan (the “Amended Omnibus Plan”), the Company’s 2025 Employee Share Purchase Plan (the “2025 ESPP”) and the Company’s Sharesave Scheme, as amended and restated (the “Amended Sharesave Scheme”):
•The Amended Omnibus Plan increases the aggregate number of ordinary shares (“Shares”) that can be issued under the Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan (the “2024 Incentive Plan”) from 1,770,000 to 8,520,000.

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
Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan (the ‘2024 Incentive Plan’)
The following table provides a summary of the activity under the 2024 Incentive Plan:

	Restricted Share Awards		Options
	Number of Units	Weighted- Average Fair Value	Number of Units	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2023	—	—	—
Granted	154,460	254	13,355
Exercised/Vested	—	—	—
Cancelled/Lapsed	—	—	—
Outstanding at December 31, 2024	154,460	$254	13,355
Granted	953,732	264	25,351
Exercised/Vested	(51,516)	238	(6,718)		2
Cancelled/Lapsed	(72,455)	251	(1,154)
Outstanding as of December 31, 2025	984,221	$260	30,834	11	7
A total of 267,499 and 85,421 of the awards granted during the years ended December 31, 2025 and 2024, respectively, have a market condition based on the Total Shareholder Return (“TSR”) relative to the TSR performance of the S&P 500 equity index. This market condition was directly factored into the fair-value-based measure of the awards at the grant date. The Group engaged a third-party valuation specialist to determine the fair value of those awards using a Monte Carlo simulation model. The key inputs in the model were the weighted average volatility of 38.86% (December 31, 2024: 40.00%) and the weighted average share price at the date of grant of the respective awards, which was $230.84 (December 31, 2024: $220.90). The weighted average fair value of the awards at the grant date was $297.59 (December 31, 2024: $294.14). The remaining 711,584 options with a nominal exercise price and restricted awards (December 31, 2024: 82,394) had a weighted average grant date fair value of $257.04 (December 31, 2024: $213.08) based on the quoted trading price of the Group’s share price on the date of the grant.
For the years ended December 31, 2025 and 2024 the total compensation cost arising from the 2024 Incentive Plan was $123 million and $6 million, respectively. As of December 31, 2025 and 2024, there was $156 million and $20 million, respectively, of total unrecognized compensation costs, which is expected to be recognized over a weighted average period of 1.46 and 1.5 years.
Flutter Entertainment plc 2016 Restricted Share Plan (the “Restricted Share Plan”) The Group issues non-vested share (restricted share) awards and share options with a nominal exercise price under the Restricted Share Plan. Awards granted under the Restricted Share Plan in some cases vest over three and four years and in other cases vest over one and two years. The grant date fair value of the awards is determined based on the quoted trading price of the Group’s shares on the London Stock Exchange on the date of the grant. Restricted Share Plan awards are equity-classified awards with compensation cost recognized over the requisite service based on the fair-value-based measure of the award on the grant date.

The following table provides a summary of the activity under the Restricted Share Plan:

	Restricted Share Awards		Options
	Number of Units	Weighted- Average Fair Value	Number of Units	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2022	972,047	$140.25	1,328,614
Granted	584,479	160.32	494,805
Exercised/Vested	(408,755)	140.37	(249,588)		42
Cancelled/Lapsed	(71,560)	152.38	(130,901)
Outstanding at December 31, 2023	1,076,211	150.33	1,442,930
Granted	470,354	204.25	352,172
Exercised/Vested	(574,423)	133.51	(421,123)		59
Cancelled/Lapsed	(82,163)	173.61	(85,432)
Outstanding at December 31, 2024	889,979	171.22	1,288,547
Granted	—	—	0
Exercised/Vested	(483,163)	205.69	(355,030)		60
Cancelled/Lapsed	(41,000)	228.19	(36,320)
Outstanding as of December 31, 2025	365,816	$218.77	897,197	6	$193
The weighted average exercise price for share options granted under the Restricted Share Plan during all years presented and outstanding as of December 31, 2025 is a nominal price. The total fair value of restricted share awards vested during the years ended December 31, 2025, 2024 and 2023 was $239 million, $247 million and $72 million, respectively.
The following table provides additional information for share options outstanding as of December 31, 2025:

	Awards Outstanding	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value ($ in millions)
Share options exercisable	427,366	5.47	$92
Share options remaining to vest	469,831	6.94	$101
For the years ended December 31, 2025, 2024 and 2023, compensation cost arising from the Restricted Share Plan was $94 million, $161 million and $153 million respectively. As of December 31, 2025, there was $43 million of total unrecognized compensation cost related to the Restricted Share Plan, which is expected to be recognized over a weighted-average period of 1.2 years.
A total of Nil, 198,199 and 249,095 of the options awarded in December 31, 2025, 2024 and 2023, respectively, have a market condition based on the TSR, namely, the TSR performance of the S&P 500 equity index for options awarded in 2024 and the TSR performance of the FTSE 100 (excluding housebuilders, real estate investment trusts and natural resources companies) for options awarded in fiscal 2023. This market condition was factored into the fair-value-based measure of the award at the grant date. The Group engaged a third-party valuation specialist to determine a fair value for those awards using a Monte Carlo simulation model. The key inputs in the model were the expected weighted-average volatility of nil, 60.00% and 34.45% for fiscal years 2025, 2024 and 2023 respectively, and the weighted-average share price of the Group at the date of grant of the award of nil, $194.40 and $172.08 for fiscal years 2025, 2024 and 2023 respectively. The weighted-average fair value of the awards at the grant date was nil, $231.29 and $144.00 for fiscal years 2025, 2024 and 2023 respectively.

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
For the years ended December 31, 2025, 2024 and 2023, compensation cost arising from these plans was $6 million, $3 million and $3 million respectively. As of December 31, 2025, there was nil total unrecognized compensation costs related to these plans.
The total fair-value-based measure of share-based liabilities paid during the years ended December 31, 2025, 2024 and 2023 was nil, nil and $12 million respectively and as of December 31, 2025, the fair-value-based measure of the liability recorded in other current liabilities for the awards was $17 million (2024: $32 million).
For the year ended December 31, 2025, liability-classified awards settled amounting to $29 million were settled by the issue of ordinary shares of equivalent value.
Other plans
In addition to the plans disclosed above, the Group maintains the Flutter Entertainment plc Sharesave Scheme; the Flutter Entertainment plc 2023 Long Term Incentive Plan; the Flutter Entertainment plc 2015 Long Term Incentive Plan; the Flutter Entertainment plc 2015 Medium Term Incentive Plan, the Flutter Entertainment plc 2015 Deferred Share Incentive Plan and the FanDuel Value Creation Award which are equity-classified awards with compensation cost recognized over the requisite service based on the fair-value-based measure of the award on the grant date.
During the year a total of 375,051 awards were granted with a weighted-average grant-date fair value of $87.03. For the years ended December 31, 2025, 2024 and 2023 compensation cost arising from these plans was $37 million, $32 million and $34 million respectively. At the year end there was a total of 1,380,620 restricted awards and options were outstanding for these plans as of December 31, 2025.
Share-based compensation is classified in the Consolidated Statements of Comprehensive Income (Loss) as follows:

($ in millions)	2025	2024	2023
Cost of sales	$25	$20	$15
Technology, research and development expense	43	35	30
Sales and marketing expenses	15	12	14
General and administrative expenses	177	135	131
Total share-based compensation	$260	$202	$190
The income tax benefit related to the compensation expense before any valuation allowance for the years ended December 31, 2025, 2024 and 2023 was $58 million, $41 million and $41 million respectively. The income tax benefit relating to share options exercised before any valuation allowance for the years ended December 31, 2025, 2024 and 2023 was $55 million, $54 million and $37 million respectively.

20.FAIR VALUE MEASUREMENTS
The Group’s consolidated financial instruments including cash and cash equivalents, player deposits, accounts receivable, other current assets, accounts payable, player deposit liability, and other current liabilities are carried at historical cost. As of December 31, 2025 and 2024, the carrying amounts of these financial instruments approximated their fair values because of their short-term nature.
The carrying amount of long-term debt outstanding under the TLA/TLB/RCF Agreement approximate their fair values, as interest rates on these borrowings are floating rates and therefore approximate current market rates. The fair value of the USD Senior Secured Notes, Euro Senior Secured Notes, and GBP Senior Secured Notes was $2,190 million, $1,603 million, and $952 million, respectively as of December 31, 2025 (December 31, 2024: $533 million, $540 million and nil, respectively). The fair values are based on quoted market prices.
The following tables set forth the fair value of the Group’s financial assets, financial liabilities and redeemable non-controlling interests measured at fair value based on the three-tier fair value hierarchy:

	As of December 31, 2025
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – investments	$17	$6	$—	$23
Equity securities	—	—	7	7
Derivative financial assets	—	43		43
Total	17	49	7	73
Financial liabilities measured at fair value:
Derivative financial liabilities	—	86	—	86
Fox Option Liability	—	—	560	560
Total	—	86	568	654
Redeemable non-controlling interests at fair value	$—	$—	$309	$309

	As of December 31, 2024
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – investments	$128	$2	$—	$130
Equity securities	—	—	6	6
Derivative financial assets	—	133	—	133
Total	128	135	6	269
Financial liabilities measured at fair value:
Derivative financial liabilities	—	15	—	15
Fox Option Liability	—	—	810	810
Contingent consideration	—	—	18	18
Total	—	15	828	843
Redeemable non-controlling interests at fair value	$—	$—	$1,567	$1,567

There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2025 and 2024.

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
As of December 31, 2025, the Group assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Group determined that its valuations of its derivatives in their entirety are classified in Level 2 of the fair value hierarchy.
Valuation of Level 3 financial instruments
Non-derivative financial instruments
Fox Option Liability
On October 2, 2019, the Group entered into an arrangement with Fox Corporation (“Fox”), pursuant to which FSG Services LLC, a wholly-owned subsidiary of Fox, has an option (the Fox Option) to acquire an 18.6% equity interest of the then outstanding investor units (the “Fastball Units”) in FanDuel Group Parent LLC (“FanDuel”). In April 2021, Fox filed an arbitration claim against the Group with respect to its option to acquire an 18.6% equity interest in FanDuel seeking the same price that the Group paid for the acquisition of the Fastball Units (37.2% of FanDuel) from Fastball Holdings LLC in December 2020. On November 7, 2022, the arbitration tribunal determined the option price as of December 2020 to be $3.7 billion plus an annual escalator of 5%. As of December 31, 2025, and December 31, 2024, the option price was $4.8 billion and $4.5 billion, respectively. Fox has a ten-year period from December 2020 within which to exercise the Fox Option, should it wish to do so, and should Fox not exercise within this timeframe, the Fox Option shall lapse. Cash payment is required at the time of exercise and the Fox Option can only be exercised in full. Exercise of the Fox Option requires Fox to be licensed.
As of December 31, 2025, and December 31, 2024, the fair value of the Fox Option amounting to $560 million and $810 million, respectively, included in other non-current liabilities, was determined using an option pricing model. The significant unobservable inputs were the enterprise value of FanDuel, the discount for lack of marketability (“DLOM”), the discount for lack of control (“DLOC”), implied volatility and probability of Fox getting licensed.
The enterprise value of FanDuel was determined giving an equal weight to the value indications of the discounted cash flow analysis and the guideline public company analysis. The discount rate used in the discounted cash flow analysis was 18% and 20% for the years ended December 31, 2025, and December 31, 2024, respectively. The enterprise value (EV)-to-revenue multiple for the last twelve months and the projected twelve months used in the guideline public company analysis was 3.5x and 3.0x for the year ended December 31, 2025, and 4.5x and 3.3x for the year ended December 31, 2024, respectively, with the ranges of revenue multiples of selected comparable companies being 1.3x–4.5x and 1.3x–5.5x for the years ended December 31, 2025, and December 31, 2024, respectively. The median was 2.3x (December 31, 2024:3.0x) for the last twelve months and 2.0x (December 31, 2024:2.5x) for the projected twelve months for the comparable companies. The arithmetic average was 2.6x (December 31, 2024:3.1x) for the last twelve months and 2.2x (December 31, 2024: 2.6x) for the projected twelve months for the comparable companies. In developing the fair value measurement, management placed greater weight on multiples of peer group companies that were most directly comparable to FanDuel from within the selected guideline public companies. The key value drivers considered while assigning weights to multiples of peer group companies were profitability (profit margins), future growth prospects, and size of peer group companies, among others. The result of this calibration was that a multiple between the third quartile and high end was deemed most appropriate to develop the required fair value measurement.

Additionally, management applied a combined 30% and 33% discount for lack of marketability and lack of control for the years ended December 31, 2025, and December 31, 2024 respectively. Management estimated the DLOM considering outputs from various securities-based approaches that included the Asian Protective Put, Finnerty method and Protective put (Chaffe) method. A range of DLOMs obtained using these approaches was 11.1% to 17.8%. To cross-verify the estimated DLOM, management also conducted restricted stock studies and observed average or median DLOMs in the range of c. 10.9% to c. 45.0%. Management also considered pre-initial IPO studies that indicate median DLOMs to be potentially in a range of 6.15% to 82%, with an arithmetic average of 46.96% within the population of post-2008 IPOs considered in the study. DLOC was estimated at 20.00% (December 31, 2024: 18.40% ) using implied discounts in observable transactions and data based on Mergerstat studies. To cross-verify the estimated DLOC, Management has calculated the implied DLOC using the control premium used in goodwill impairment studies.
The combined discounts range from 28.9% to 34.2% and 28.3% to 33.8%, with management having selected 30% and 33% to develop the required fair value measurement for the years ended December 31, 2025, and December 31, 2024, respectively.
The volatility was 32% and 35% for the years ended December 31, 2025, and December 31, 2024, respectively, with the volatility range of the selected comparable companies being 15.1%–71.0% for December 31, 2025 and 18.1%–90.7% for December 31, 2024. In developing the fair value measurement, the probability of a market participant submitting to and obtaining a license was estimated at 75% for the years ended December 31, 2025, and December 31, 2024.
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
Redeemable non-controlling interests at fair value
With respect to the redeemable non-controlling interest in NSX, the terms of the symmetrical call and put options agreed between the Group and NSX shareholders require the exercise price to be calculated at fair market value without giving effect to DLOM and DLOC. The enterprise value of the Brazil reporting unit was determined using equal weightings applied to the value indications of the discounted cash flow analysis and the guideline public company analysis. For the discounted cash flows, the discount rate is the Weighted Average Cost of Capital (“WACC”). The WACC combines the required return on equity based on a Capital Asset Pricing Model, which considers the risk-free interest rate based on yield of the 10-year Brazilian Government Bond, market risk premium, and small company premium with the cost of debt of 10.0%, based on BBB credit spread, adjusted using an income tax factor. The beta and ratio of weighted cost of capital was determined based on guideline public company analysis. The median of beta and ratio of equity to debt was 1.18 and 71:29, respectively The arithmetic average of beta and ratio of equity to debt was 1.13 and 71:29, respectively. The calculation resulted in a WACC of 17.0%. The exit revenue multiple used in determining the terminal value is based on guideline public companies was 1.6x. For the market approach the equity value was arrived at by multiplying revenue by a revenue multiple of 1.6x based on the median of the Guideline Public company multiples and a control premium of 10% based upon comparable transactions.

Changes in the WACC, revenue multiple and control premium, each in isolation, may change the fair value of the NSX redeemable non-controlling interest. An increase in WACC would result in a decrease in fair value, an increase in the revenue multiple would result in an increase in fair value and an increase in control premium would result in an increase in fair value. In addition, changes in the market environment and other events that may occur over the life of the symmetrical call and put options may cause the fair value of the NSX redeemable non-controlling interest to be different from the fair value reflected in these consolidated financial statements.
Movements in the year in respect of Level 3 financial instruments carried at fair value
The movements in respect of the financial assets and liabilities and redeemable non-controlling interests carried at fair value are as follows:

($ in millions)	Contingent consideration	Equity securities	Fox Option Liability	Total	Redeemable non- controlling interest at fair value
Balance at December 31, 2024	$(18)	$6	$(810)	$(822)	$(1,567)
Total gains or losses for the period:
Included in earnings	—	—	300	300	—
Included in other comprehensive income (loss)	2	1	(50)	(47)	—
Attribution of net loss and other comprehensive (income):
Net loss attributable to redeemable non-controlling interest	—	—	—	—	50
Other comprehensive (income) attributable to redeemable non-controlling interest	—	—	—	—	(8)
Acquisitions and settlements:
Acquisition of NSX	—	—	—	—	(256)
Settlements	16	—	—	16	1,553
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(81)
Balance at December 31, 2025	$—	$7	$(560)	$(553)	$(309)
Change in unrealized gains or losses for the period included in earnings	$—	$—	$300	$300	$—
Change in unrealized gains or losses for the period included in other comprehensive income (loss)	$2	$1	$(50)	$(47)	$—

($ in millions)	Contingent consideration	Equity securities	Fox Option Liability	Total	Redeemable non- controlling interest at fair value
Balance at December 31, 2023	$(20)	$9	$(400)	$(411)	$(1,100)
Total gains or losses for the period:
Included in earnings	3	(2)	(426)	(425)	—
Included in other comprehensive (loss) income	(1)	(1)	16	14	—
Attribution of net (gain) and other comprehensive loss:
Net (gain) attributable to redeemable non-controlling interest	—	—	—	—	(25)
Other comprehensive loss attributable to redeemable non-controlling interest	—	—	—	—	13
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(455)
Balance at December 31, 2024	$(18)	$6	$(810)	$(822)	$(1,567)
Change in unrealized gains or losses for the period included in earnings	$3	$(2)	$(426)	$(425)	$—
Change in unrealized gains or losses for the period included in other comprehensive (loss) income	$(1)	$(1)	$16	$14	$—

($ in millions)	Contingent consideration	Equity securities	Fox Option Liability	Total	Redeemable non- controlling interest at fair value
Balance at December 31, 2022	$(22)	$11	$(220)	$(231)	$(781)
Total gains or losses for the period:
Included in earnings	2	(2)	(165)	(165)	—
Included in other comprehensive income (loss)	—	—	(15)	(15)	—
Attribution of net (gain) and other comprehensive (income):
Net (gain) attributable to redeemable non-controlling interest	—	—	—	—	(11)
Other comprehensive (income) attributable to redeemable non-controlling interest	—	—	—	—	(50)
Acquisitions and settlements:
Acquisitions Settlements	—	—	—	—	—
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(258)
Balance at December 31, 2023	$(20)	$9	$(400)	$(411)	$(1,100)
Change in unrealized gains or losses for the period included in earnings	$2	$(2)	$(165)	$(165)	$—
Change in unrealized gains or losses for the period included in other comprehensive income (loss)	$—	$—	$(15)	$(15)	$—

21.COMMITMENTS AND CONTINGENCIES
Guarantees
The Group has uncommitted working capital overdraft facilities of $22 million (December 31, 2024: $20 million) with Allied Irish Banks p.l.c. These facilities are secured by a Letter of Guarantee from Flutter Entertainment plc.
The Group has bank guarantees: (i) in favor of certain gaming regulatory authorities to guarantee the payment of player funds, player prizes, and certain taxes and fees due by a number of Group companies; and (ii) in respect of certain third-party rental and other property commitments, merchant facilities and third party letter of credit facilities. The bank guarantees have various expected terms up to November 30, 2039; 19 of the bank guarantees are indefinite lived. The maximum amount of the guarantees as of December 31, 2025 was $664 million (December 31, 2024: $304 million). No claims had been made against the guarantees as of December 31, 2025 (December 31, 2024: $0). The guarantees are secured by counter indemnities from Flutter Entertainment plc and certain of its subsidiary companies. The value of cash deposits over which the guaranteeing banks hold security was $39 million as of December 31, 2025 (December 31, 2024: $62 million).
Other purchase obligations
The Group is a party to several non-cancelable contracts with vendors where the Group is obligated to make future minimum payments under the terms of these contracts as follows:

($ in millions)	Year Ending December 31,
2026	$2,222
2027	1,883
2028	847
2029	447
2030	156
Thereafter	461
$6,016
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

As of December 31, 2025, the Group has recorded an amount of €17 million ($20 million) within loss contingencies forming part of other current liabilities. It is reasonably possible that the actual losses could be in excess of the Group’s accrual. The Group is unable to estimate a reasonably possible loss or range of loss in excess of its accrual due to the complexities and uncertainty around the judicial process. In addition, there are further claims made against the Group amounting to €45 million ($53 million) as of December 31, 2025, the settlement of which is predicated on the merits of the case and whether the enforcement proceedings are successful in laying claim over the Group’s Maltese assets for settlement of these claims. The Group, based on advice from its legal counsel, believes such cross-border enforcement of judgements is in contravention to Maltese public policy and Regulation (EU) 1215/2012 and has not accrued any liability for these claims. The Group has filed countersuits before the Maltese Civil Court for setting aside these claims. The defendants have also filed garnishee orders with the Maltese Civil Court to attach the Group’s Maltese assets, some of which have already been declined by the Maltese Civil Court. Should the Maltese Courts decide in favor of the Group, there would be grounds for dismissal of all pending player claims instituted against the Group.
While the Group believes that it has strong arguments, at this time, the Group is unable to reasonably estimate the likelihood of the outcome due to the complexities and uncertainty around the judicial process.
Cybersecurity Incident
As previously reported, the Group received notice in 2023 that certain customer and employee data was involved in the global incident involving the MOVEit file transfer software, which began when the third-party provider administering the software announced that it had identified a previously unknown vulnerability in MOVEit. The Group had previously used MOVEit to share data and manage file transfers similar to many companies globally. Once the Group was informed of the incident, the Group promptly undertook responsive measures, including restricting access to the affected application, launching an internal investigation in partnership with outside independent cybersecurity forensic consultants and notifying the relevant regulators and law enforcement agencies, as well as our employees and customers, impacted by the incident. Based on this investigation and information currently known at this time, the Group cannot determine or predict the ultimate outcome of this matter or any related claims or reasonably provide an estimate or range of the possible outcome or loss, if any, though the Group does not expect that this incident will have a material impact on our operations or financial results. However, the Group has incurred and may continue to incur expenses related to existing or future claims arising from this incident.
Goods and Services Tax ("GST") rate applicable to operations in India
As previously reported, India’s Directorate General of Goods & Services Tax (the “DGGI”) is currently investigating the historical characterization of products such as rummy, fantasy games and poker as ‘games of skill’ (subjects to tax of 18% on player commission) rather than ‘games of chance’ (subject to 28% tax on player stakes). In making GST returns, Junglee and PokerStars India have consistently followed the Supreme Court of India’s rulings in relation to the distinction between games of skill and games of chance and treated its products as games of skill.
The DGGI has issued notices to multiple online gaming businesses alleging historical underpayment of GST, including to Junglee, and most recently to PokerStars India, for a total amount of ₹198.5 billion ($2.2 billion). The Group disputes that any additional tax is payable and has been advised that the notices received are not in accordance with the GST provisions applicable to past periods.
As of the date of issue of these consolidated financial statements, Junglee and PokerStars India have had their respective cases joined to the GST cases of other online gaming operators pending at the Supreme Court of India (the “Supreme Court”). The Supreme Court has stayed proceedings such that DGGI cannot take any further action against Junglee or Pokerstars India, including raising a demand of the alleged underpayment of GST, until the Supreme Court rules on the GST cases or vacates the stay. The legal arguments before the Supreme Court have been concluded as of the date of issue of these consolidated financial statements with the final ruling of the Supreme Court awaited. The lead case (The Directorate General of GST Intelligence vs. Gameskraft Technologies Private Limited) was ruled in favor of Gameskraft, the taxpayer, at the Karnataka High Court in May 2023, and found that taxes had been paid in accordance with the law, but the case remains unresolved at the Supreme Court.
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
22.SUBSEQUENT EVENTS
The Group evaluated subsequent events through the date of issuance of the consolidated financial statements. There were no events requiring disclosure.

*****

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.           Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management’s Report on Internal Control Over Financial Reporting
Flutter’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Flutter; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of Flutter are being made only in accordance with authorizations of management and directors of Flutter; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Flutter’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Flutter’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on the assessment by Flutter’s management, we determined that our internal control over financial reporting was effective as of December 31, 2025.
Flutter’s management’s assessment for fiscal 2025 excluded the internal controls over financial reporting of Snai, acquired by Flutter during 2025. Total assets and total revenues of Snai, a wholly owned subsidiary, represented 12% and 5% of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Previously Reported Material Weaknesses
As previously reported in Part II, “Item 9A—Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.
In order to remediate the identified deficiencies, management developed and executed a comprehensive remediation plan. In fiscal 2025, we have taken action in relation to the prior year material weaknesses as follows:
(i) designing and implementing an effective risk assessment to identify and communicate appropriate objectives in relation to financial reporting error and fraud;
•In the prior year we documented risk assessments for our financial reporting processes and developed an effective enterprise-wise risk assessment process. In the current year we continued enhancing our risk assessments for financial reporting processes, as described in (ii) and (v) below.

•We have also developed and implemented enhanced fraud risk assessment processes, the outputs of which are integrated with our enterprise-wide risk and financial reporting risk assessment processes.
•Our activities were reviewed by senior finance leadership and overseen by the Audit Committee.
(ii) designing, implementing and operating effective control activities, including management review controls, in relation to certain complex accounting, valuation and other areas, principally the review of manual journal entries, balance sheet reconciliations, cost allocations for income statement presentational purposes, acquisition accounting, treasury accounting and carrying values for impairment testing;
•For certain business processes, we reassessed our end-to-end process, performed a new risk assessment, and then identified and designed relevant control activities to be performed to address those risks. These activities were supported by external consultants who have extensive experience in internal controls and, where relevant, specialist subject matter area knowledge.
•We issued new policies and procedures to provide guidance on the design, implementation and operating effectiveness of control activities to our finance teams, and senior finance leadership monitored the adoption of these.
•We reconfigured our consolidation system hierarchies and remapped certain data elements to enable a clear alignment of carrying values to reporting units.
•Targeted training and coaching of relevant personnel operating controls has been provided, in particular on requirements for management review controls.
(iii) designing, implementing and operating effective general IT controls related to user access management and change management;
•Management has designed and implemented enhanced IT processes and controls for the systems and tools relevant to internal control over financial reporting, specifically strengthening user access and change management controls.
•Targeted training, guidance and coaching of relevant personnel responsible for operating general IT controls to ensure consistent and effective performance.
•Mitigating control activities have been performed, documented and monitored where necessary, to confirm that any exceptions do not threaten the integrity of the IT control environment.
(iv) maintaining sufficient documentation to evidence the processes and controls in place to ensure adequate review over financial reporting;
•We have enhanced our external financial reporting process and recruited additional personnel with GAAP and SEC reporting experience to implement and operate newly designed controls and maintain sufficient control documentation.
and (v) designing, implementing and operating effective control activities in Sisal, our Italian business acquired in August 2022 that operates on a different ERP to the majority of the Group.
•Management has designed, implemented and operated effectively enhanced IT processes and controls for the systems and tools relevant to internal control over financial reporting at Sisal.
•Mitigating control activities have been performed, where necessary, to demonstrate exceptions do not threaten the integrity of the IT control environment.
•For certain business processes, we reassessed our end-to-end process, performed a new risk assessment, and then identified and designed relevant control activities to be performed to address those risks.
•Targeted training and coaching of relevant personnel operating controls has been provided.
Management has determined, through its current year testing, that the controls have been designed and implemented effectively and that these controls operated effectively for a sufficient period of time. Based on the remediation measures above, management concluded that the previously disclosed material weaknesses have been remediated as of the year ended December 31, 2025.

Changes in Internal Control over Financial Reporting
Except for the improvements to our internal control over financial reporting to remediate the material weaknesses as otherwise described herein, there were no other changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In fiscal 2024, management commenced a multi-year finance transformation project that includes, but is not limited to, the upgrading and migrating of certain accounting and finance systems to a new enterprise resource planning system, with corresponding re-engineering of business process and internal controls over financial reporting. This transformation project will continue through 2027 and is expected to modify the design and implementation of certain internal control processes in 2026 and 2027.
Item 9B.           Other Information
During the three months ended December 31, 2025, neither the Company nor any of its directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 9C.          Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.            Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2025 (the “2026 Proxy Statement’), and is incorporated herein by reference.
Item 11.           Executive Compensation
The information required by this item will be included in our 2026 Proxy Statement, which is incorporated herein by reference.
Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our 2026 Proxy Statement, which is incorporated herein by reference.
Item 13.            Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our 2026 Proxy Statement, which is incorporated herein by reference.
Item 14.           Principal Accountant Fees and Services
The information required by this item will be included in our 2026 Proxy Statement, which is incorporated herein by reference.

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

4.4
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

4.5
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

10.4
Second Incremental Assumption Agreement to the Syndicated Facility Agreement dated December 19, 2024 among Flutter Entertainment plc, PPB Treasury Unlimited Company, Betfair Interactive US Financing LLC, TSE Holdings Limited, FanDuel Group Financing LLC, and Flutter Financing B.V., Goldman Sachs Bank USA as the Second Incremental Revolving Facility Lender and J.P. Morgan SE, as the administrative agent (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2025).

10.5
First Repricing Agreement to the Syndicated Facility Agreement dated December 19, 2024, among Flutter Entertainment plc, PPB Treasury Unlimited Company, Betfair Interactive US Financing LLC, TSE Holdings Limited, FanDuel Group Financing LLC, and Flutter Financing B.V., JPMorgan Chase Bank, N.A. and The 2024 Refinancing Term B Rollover (together the 2024 Refinancing Term B Lender) and J.P. Morgan SE, as the administrative agent (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2025).

10.6
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

10.7
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

10.8	Form of Flutter Entertainment plc Deed of Indemnity (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024).

10.9	Form of The Stars Group, Inc. Indemnification Agreement (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024).

10.10
Rules of the Flutter Entertainment plc 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024).†

10.11
Rules of the Flutter Entertainment plc 2015 Long Term Incentive Plan (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024). †

10.12
Rules of the Flutter Entertainment plc 2016 Restricted Share Plan (incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024).†

10.13
Rules of the Flutter Entertainment plc 2015 Medium Term Incentive Plan (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024).†

10.14
Rules of the Flutter Entertainment plc 2015 Deferred Share Incentive Plan (incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form 20-F, filed with the SEC on January 11, 2024). †

10.15
Rules of the Flutter Entertainment plc Sharesave Scheme (as amended and restated effective June 5, 2025) (incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8 Registration Statement filed with the SEC on June 5, 2025).†

10.16
Rules of the Flutter Entertainment plc 2022 Supplementary Restricted Share Plan (as amended November 13, 2024) (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2025).†

10.17
Flutter Entertainment plc Amended and Restated 2024 Omnibus Equity Incentive Plan including the Non-Employee Sub-Plan (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 Registration Statement filed with the SEC on June 5, 2025).†

10.18
Rules of the Flutter Entertainment plc 2025 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2025).†

10.19
Service Agreement, dated May 8, 2023, by and between Betfair Limited and Peter Jackson (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2025).†+

10.20
Confirmation of Ongoing Employment Terms, dated August 19, 2024, by and between Betfair Limited and Peter Jackson (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2025).†+

10.21
Restricted Stock Unit Award Notification to Peter Jackson pursuant to the Flutter Entertainment plc 2015 Long Term Incentive Plan, dated August 3, 2022 (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2025).†

10.22
Restricted Stock Unit Award Agreement pursuant to the Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan, dated August 19, 2024, by and between Peter Jackson and Flutter Entertainment plc (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2025).†

10.23
Letter Agreement, dated October 27, 2021, by and between FanDuel Inc. and Amy Howe (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2025).†+

10.24
Amendment to Terms of Employment, dated August 13, 2024, by and between FanDuel Inc. and Amy Howe (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2025).†

10.25
Proprietary Information and Restricted Activity Agreement, dated February 1, 2021, by and between Amy Howe and FanDuel Inc (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2025).†+

10.26
Offer Letter, dated May 30, 2024, from Flutter Entertainment plc to Rob Coldrake (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2025).†

10.27
Service Agreement, dated May 30, 2024 by and between Betfair Limited and Rob Coldrake (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2025).†+

10.28
Letter Agreement, dated January 9, 2025, by and between Betfair Limited and Rob Coldrake (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2025).†

10.29	Service Agreement, dated July 14, 2020, by and between Halfords Media (UK) Limited and Dan Taylor. *†+

10.30	Letter Agreement, dated November, 11 2024, by and between Flutter Entertainment UK Limited and Dan Taylor. *†+

10.31	Letter Agreement, dated March 27, 2025, by and between Betfair Interactive US LLC and Don Liu. *†+

10.32	Confidentiality and Protective Covenants Agreement, dated March 27, 2025, by and between Betfair Interactive US LLC and Don Liu. *†

10.33
Form of Nil Cost Option Award Certificate Pursuant to the Flutter Entertainment plc 2015 Deferred Share Incentive Plan (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2025).†

10.34
Form of Restricted Stock Unit Award Certificate Pursuant to the Flutter Entertainment plc 2015 Deferred Share Incentive Plan (incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2025).†

10.35
Form of Nil Cost Option Award Certificate Pursuant to the Flutter Entertainment plc 2016 Restricted Share Plan (incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2025).†

10.36
Form of Restricted Stock Unit Award Certificate Pursuant to the Flutter Entertainment plc 2016 Restricted Share Plan (incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2025).†

10.37
Form of Leadership Restricted Share Incentive Award Certificate Pursuant to the Flutter Entertainment plc 2016 Restricted Share Incentive Plan (Nil Cost Options) (incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2025).†

10.38
Form of Leadership Restricted Share Incentive Award Certificate Pursuant to the Flutter Entertainment plc 2016 Restricted Share Incentive Plan (RSUs) (incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2025).†

10.39
Form of Nil Cost Option Award Certificate Pursuant to the Flutter Entertainment plc 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2025).†

10.40
Form of Restricted Stock Unit Award Certificate Pursuant to the Flutter Entertainment plc 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2025).†

10.41
Form of Restricted Stock Unit Award Agreement Pursuant to the Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2025).†

10.42
Form of Performance-Based Restricted Stock Unit Award Agreement Pursuant to the Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2025).†

10.43
Form of Restricted Share Unit Award Agreement (For Non-Employee Directors) to the Flutter Entertainment plc Amended and Restated 2024 Omnibus Equity Incentive Plan including the Non-Employee Sub-Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2025).†

10.44
Form of Restricted Share Unit Award Agreement to the Flutter Entertainment plc Amended and Restated 2024 Omnibus Equity Incentive Plan including the Non-Employee Sub-Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2025).†

10.45
Form of Performance Share Unit Award Agreement to the Flutter Entertainment plc Amended and Restated 2024 Omnibus Equity Incentive Plan including the Non-Employee Sub-Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2025).†

19.1	Flutter Entertainment plc Group Securities Dealing Code (incorporated by reference to Exhibit 19.1 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 4, 2025).

19.2	Flutter Entertainment plc PDMR Code (incorporated by reference to Exhibit 19.2 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 4, 2025).

21.1	List of subsidiaries.*

23.1	Consent of KPMG.*

31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97	Executive Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2024).

101.1	The following information from Flutter Entertainment plc’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Changes in Shareholders’ Equity and Redeemable Non-Controlling Interests for the years ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (v) Notes to the Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________

*Filed herewith.
†Management contract or compensatory plan or arrangement.
+ Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
˄ Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
Item 16.          Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2026.

Flutter Entertainment plc

By:	/s/ Peter Jackson
Name: Peter Jackson Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2026.

Name	Capacity

/s/ Peter Jackson	Chief Executive Officer and Director (Principal Executive Officer)
Peter Jackson

/s/ Robert Coldrake	Chief Financial Officer (Principal Financial and Accounting Officer)
Robert Coldrake

/s/ John Bryant	Director
John Bryant

/s/ Holly Keller Koeppel	Director
Holly Keller Koeppel

/s/ Nancy Cruickshank	Director
Nancy Cruickshank

/s/ Nancy Dubuc	Director
Nancy Dubuc

/s/ Robert Bennett	Director
Robert Bennett

/s/ Alfred F. Hurley, Jr.	Director
Alfred F. Hurley, Jr.

/s/ Christine McCarthy	Director
Christine McCarthy

/s/ Carolan Lennon	Director
Carolan Lennon

/s/ Stefan Bomhard	Director
Stefan Bomhard