Form 10-Q
period 2026-03-31
Flutter Entertainment plc
filed 2026-05-06
CIK 1635327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of April 30, 2026, the number of shares of the registrant’s ordinary shares outstanding is 173,972,199.

i

CERTAIN TERMS
Unless otherwise specified or the context otherwise requires, the terms “Flutter,” the “Company,” the “Group,” “we,” “us” and “our” each refer to Flutter Entertainment plc and its subsidiaries.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current expectations as to future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These statements include, but are not limited, to statements related to our expectations regarding the performance of our business, our financial results, our operations, our liquidity and capital resources, the conditions in our industry and our growth strategy (including our plans and expectations related to new product offerings). In some cases, forward-looking statements can be identified by words such as “outlook,” “believe(s),” ”expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipates,” “projection,” “goal,” “target,” “aspire,” “will likely result,” and other words and terms of similar meaning or the negative versions of such words. These forward-looking statements are subject to risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include, among others:
•Flutter’s ability to effectively compete in, and market trends impacting, the global entertainment and gaming industries;
•Adverse changes to, and uncertainty regarding, the regulation (including taxation) of online betting, iGaming and adjacent industries;
•Flutter’s ability to retain existing customers and to successfully acquire new customers;
•Flutter’s ability to accurately determine the odds in relation to any particular event exposes us to trading, liability management and pricing risk;
•Variability in win rates, jackpot payouts and the scheduling of major sporting events;
•Flutter’s ability to successfully develop new products, expand offerings and invest in products and technology;
•Flutter’s ability to successfully acquire and integrate new businesses;
•Flutter’s ability to maintain relationships with third-parties;
•Public sentiment towards online betting and iGaming generally;
•The potential impact of general economic conditions, including recessions, economic slowdowns, inflation, tariffs and/or trade disputes, fluctuating interest rates and instability in the banking system, on Flutter’s liquidity, operations and personnel and ability to raise financing in future;
•The impact of disruptions to Flutter’s proprietary or third party technology or information systems;
•Flutter’s ability to obtain and maintain licenses with gaming authorities;
•The failure of additional jurisdictions to legalize and regulate online betting and iGaming;
•Flutter’s ability to comply with complex, varied and evolving U.S. and international laws and regulations relating to its business;
•Flutter’s ability to retain or recruit officers, key employees or directors, and adequately plan for succession;
•Flutter’s ability to effectively manage artificial intelligence, machine learning, and related technologies in its operations
•Litigation and the ability to adequately protect Flutter’s intellectual property rights;
•The impact of data security breaches or cyber-attacks on Flutter’s systems; and
•Flutter’s ability to prevent and remediate material weaknesses in its internal control over financial reporting.
Additional factors that could cause the Company’s results to differ materially from those described in the forward-looking statements can be found in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026 and other periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the Company’s filings with the SEC. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
ii

Website and Social Media Disclosure
We use our website (www.flutter.com) and at times our corporate X account (@FlutterEnt) and LinkedIn (https://www.linkedin.com/company/flutter-entertainment) as well as other social media channels to distribute company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this Quarterly Report on Form 10-Q (the “Quarterly Report”).
iii

PART I
Item 1.  Financial Statements (unaudited)
FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions except share and per share amounts)

	As of March 31, 2026	As of December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,512	$1,828
Cash and cash equivalents – restricted	73	72
Player deposits – cash and cash equivalents	1,920	1,932
Player deposits – investments	23	23
Accounts receivable, net	155	190
Prepaid expenses and other current assets	817	751
TOTAL CURRENT ASSETS	4,500	4,796
Investments	6	7
Property and equipment, net	597	630
Operating lease right-of-use assets	538	550
Intangible assets, net	6,714	7,019
Goodwill	15,649	15,825
Deferred tax assets	295	309
Other non-current assets	175	144
TOTAL ASSETS	$28,474	$29,280
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$427	$386
Player deposit liability	1,863	1,859
Operating lease liabilities	153	130
Long-term debt due within one year	171	109
Other current liabilities	2,366	2,559
TOTAL CURRENT LIABILITIES	4,980	5,043
Operating lease liabilities – non-current	442	476
Long-term debt	11,794	12,157
Deferred tax liabilities	1,038	1,105
Other non-current liabilities	511	801
TOTAL LIABILITIES	$18,765	$19,582
COMMITMENTS AND CONTINGENCIES (Note 16)
REDEEMABLE NON-CONTROLLING INTERESTS	417	424
SHAREHOLDERS’ EQUITY
Ordinary shares (Authorized 300,000,000 shares of €0.09 (March 31, 2026: $0.10; December 31, 2025: $0.11) par value each; issued March 31, 2026: 174,400,428 shares; December 31, 2025: 175,224,066 shares)	$36	$36
Additional paid-in capital	2,049	1,989
Accumulated other comprehensive loss	(1,252)	(1,111)
Retained earnings	8,231	8,124
Total Flutter Shareholders’ Equity	9,064	9,038
Non-controlling interests	228	236
TOTAL SHAREHOLDERS’ EQUITY	9,292	9,274
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY	$28,474	$29,280
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions except share and per share amounts)

	Three months ended March 31,
	2026	2025
Revenue	$4,304	$3,665
Cost of sales	(2,467)	(1,956)
Gross profit	1,837	1,709
Technology, research and development expenses	(259)	(215)
Sales and marketing expenses	(966)	(840)
General and administrative expenses	(533)	(431)
Operating profit	79	223
Other income (expense), net	311	216
Interest expense, net	(156)	(85)
Income before income taxes	234	354
Income tax expense	(25)	(19)
Net income	209	335
Net (loss) income attributable to non-controlling interests and redeemable non-controlling interests	(7)	3
Adjustment of redeemable non-controlling interest to redemption value	(2)	49
Net income attributable to Flutter shareholders	218	283
Earnings per share
Basic	1.24	1.59
Diluted	1.23	1.57
Other comprehensive (loss) income, net of tax:
Effective portion of changes in fair value of cash flow hedges	17	(44)
Fair value of cash flow hedges transferred to the income statement	(11)	36
Changes in excluded components of fair value hedge	1	(1)
Foreign exchange gain (loss) on net investment hedges	1	(14)
Foreign exchange (loss) gain on translation of the net assets of foreign currency denominated entities	(132)	369
Income tax expense related to items of other comprehensive loss	(1)	—
Other comprehensive (loss) income	(125)	346
Other comprehensive (loss) income attributable to Flutter shareholders	(141)	336
Other comprehensive income attributable to non-controlling interest and redeemable non-controlling interest	16	10
Total comprehensive income	$84	$681
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS
($ in millions except share amounts)

		Ordinary shares
	Redeemable non- controlling interests	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss)	Retained earnings	Total Flutter shareholders’ equity	Non- controlling interests	Total equity	Net Income
Balance as of December 31, 2025	$424	175,224,066	$36	$1,989	$(1,111)	$8,124	$9,038	$236	$9,274
Net (loss) income	(16)	—	—	—	—	218	218	7	225	209
Adjustment of redeemable non-controlling interest to fair value	(10)	—	—	—	—	10	10	—	10
Shares issued on exercise of employee share options	—	328,870	0	4	—	—	4	—	4
Equity-settled transactions – expense recorded in the income statement	—	—	—	53	—	—	53	—	53
Settlement of liability-classified share-based awards in equity	—	—	—	3	—	—	3	—	3
Repurchase of shares	—	(1,152,508)	0	—	—	(121)	(121)	—	(121)
Dividend distributed to non-controlling interests	—	—	—	—	—	—	—	(12)	(12)
Other comprehensive income (loss)	19	—	—	—	(141)	—	(141)	(3)	(144)
Balance as of March 31, 2026	$417	174,400,428	$36	$2,049	$(1,252)	$8,231	$9,064	$228	$9,292
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS
($ in millions except share amounts)

		Ordinary shares
	Redeemable non- controlling interests	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Flutter shareholders’ equity	Non- controlling interests	Total equity	Net Income
Balance as of December 31, 2024	$1,808	177,895,367	$36	$1,611	$(1,927)	$9,573	$9,293	$166	$9,459
Net income	46	—	—	—	—	283	283	6	289	335
Adjustment of redeemable non-controlling interest to fair value	(122)	—	—	—	—	122	122	—	122
Shares issued on exercise of employee share options	—	182,515	0	3	—	—	3	—	3
Equity-settled transactions – expense recorded in the income statement	—	—	—	56	—	—	56	—	56
Repurchase of share	—	(890,999)	0	—	—	(230)	(230)	—	(230)
Dividend distributed to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive	5	—	—	—	336	—	336	5	341
Balance as of March 31, 2025	$1,737	177,186,883	$36	$1,670	$(1,591)	$9,748	$9,863	$173	$10,036
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$209	$335
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	416	294
Non-cash interest expense, net	67	12
Non-cash operating lease expense	35	43
Unrealized foreign currency exchange gain, net	(20)	(8)
Loss (gain) on disposals	2	(3)
Share-based compensation – equity classified	53	56
Share-based compensation – liability classified	(4)	1
Other (income) expense, net	(293)	(205)
Deferred tax (benefit) expense	(37)	1
Change in operating assets and liabilities:
Player deposits - investments	(5)	9
Accounts receivable	32	(9)
Prepaid expenses and other current assets	(43)	(1)
Accounts payable	65	84
Other liabilities	(140)	(236)
Player deposit liability	20	(147)
Operating leases liabilities	(27)	(38)
Net cash provided by operating activities	330	188
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(25)	(19)
Purchases of intangible assets	(32)	(33)
Capitalized software	(120)	(48)
Proceeds from disposal of intangible assets	—	5
Cash settlement of derivatives designated in net investment hedge	5	4
Other advances	—	(9)
Net cash used in investing activities	(172)	(100)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of ordinary share upon exercise of options	4	3
Proceeds from issuance of long-term debt (net of transactions costs with lenders)	450	—
Transaction costs with third parties from issuance of long-term debt	(6)	—
Repayment of long-term debt	(744)	(10)
Distributions to non-controlling interests	(12)	(4)
Payment of contingent consideration	—	(16)
Purchases of intangible assets with extended payment terms	(15)	—
Repurchase of ordinary shares and taxes withheld and paid on employee share awards	(135)	(244)
Net cash (used in) financing activities	(458)	(271)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(300)	(183)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	3,832	3,509
Effect of foreign exchange on cash, cash equivalents and restricted cash	(27)	67
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period:	3,505	3,393
CASH, CASH EQUIVALENTS AND RESTRICTED CASH comprise of:
Cash and cash equivalents	$1,512	$1,537
Cash and cash equivalents - restricted	73	54
Player deposits - cash & cash equivalents	1,920	1,802
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period:	$3,505	$3,393
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	97	91
Income tax paid (net of refunds)	77	21
Operating cash flows from operating leases	36	38

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Three months ended March 31,
	2026	2025
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of long lived assets with accrued expense - investing	52	91
Purchase of long lived assets with accrued expense - financing	57	—
Right of use assets obtained in exchange for new operating lease liabilities	17	15
Adjustments to lease balances as a result of remeasurement	13	25
Non-cash issuance of common stock upon exercise of options	3	—
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Flutter Entertainment plc (the “Company” or “Flutter”) and its subsidiaries (together referred to as the “Group”) is a global online sports betting and iGaming entity, operating some of the world’s most innovative, diverse and distinctive online sports betting and gaming brands such as FanDuel, Sky Betting & Gaming, Sportsbet, PokerStars, Paddy Power, Sisal, tombola, Betfair, Adjarabet, MaxBet, Snai and Betnacional. As of March 31, 2026, the Group offers its products in approximately 100 countries. The Company is a public limited company incorporated and domiciled in the Republic of Ireland with operational headquarters in New York.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation — These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim reporting and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). As such, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Group’s audited consolidated financial statements as of and for the year ended December 31, 2025. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Group’s consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 26, 2026 (the “2025 Annual Report”). These condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Group’s unaudited condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year, due to seasonal fluctuations in the Group’s revenue as a result of the timing of various sports seasons, sporting events and other factors.
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
The Group has two reportable segments:
•U.S.; and
•International
The Group’s chief operating decision maker (“CODM”) is the Group’s Chief Executive Officer.
The CODM uses Adjusted EBITDA to allocate resources for each operating segment, which is derived predominantly from the annual budget and forecasting processes. The CODM evaluates performance based on the Adjusted EBITDA of each operating segment by comparing actual results to previously forecasted financial information on a monthly basis. Adjusted EBITDA of each segment is defined as net income (loss) before income taxes; other (expense) income, net; interest expense, net; depreciation and amortization; transaction fees and associated costs; restructuring and integration costs; legal settlements and gaming tax disputes; impairment of property and equipment, intangible assets, right-of-use assets and goodwill and share-based compensation charge.
The Group manages its assets on a total company basis, not by operating segment. As the CODM does not regularly review any asset information by operating segment, the Group therefore does not report asset information by operating segment.
The following tables present the Group’s segment information:

	Three months ended March 31,
($ in millions)	2026	2025
Revenue
U.S.
Sportsbook	$1,144	$1,134
iGaming	564	472
Other	55	60
U.S. segment revenue	1,763	1,666
International
Sportsbook	1,077	880
iGaming[1]	1,386	1,050
Other	78	69
International segment revenue	2,541	1,999
Total reportable segment revenue	$4,304	$3,665
1.iGaming revenue includes iGaming, Poker and Lottery.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the International segment disaggregated revenue:

	Three months ended March 31,
($ in millions)	2026	2025
UKI [1]	$900	$882
Southern Europe and Africa [2]	940	448
Asia Pacific [3]	305	313
Central and Eastern Europe [4]	160	140
Brazil [5]	74	9
Other regions [6]	162	207
Total International segment revenue	$2,541	$1,999
1.UKI represents Sky Bet, Paddy Power and Betfair UK and Ireland operations as well as the tombola brand.
2.Southern Europe and Africa comprises the Italian operations of our Sisal, Snai (effective from the acquisition date of April 30, 2025) and PokerStars brands as well as Sisal’s business in Turkey and Morocco and Pokerstars’ Southern European operations (beginning January 1, 2026).
3.Asia Pacific includes our Sportsbet business in Australia and Junglee in India (until August 22, 2025).
4.Central and Eastern Europe comprises Adjarabet in Georgia and Armenia together with MaxBet in Serbia, Bosnia Herzegovina, North Macedonia and Montenegro.
5.Brazil reflects our Betfair and Betnacional (effective from the acquisition date of May 14, 2025) operations in the region.
6.Other regions comprise PokerStars’ non- Italian and Southern European operations (beginning January 1, 2026, PokerStars’ Southern Europe formed part of the Southern Europe and Africa region) and Betfair’s non-Brazilian business.
The information below summarizes revenue from external customers by country for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in millions)	2026	2025
U.S.	$1,690	$1,629
UK	804	799
Italy	841	405
Australia	304	271
Ireland	78	75
Rest of the world	587	486
Total revenue	$4,304	$3,665

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The information below shows the reconciliation of reportable segment Adjusted EBITDA to income before income taxes for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in millions)	2026	2025
U.S.	$119	$161
International	587	518
Reportable segment Adjusted EBITDA	706	679
Unallocated corporate overhead [1]	(75)	(63)
Depreciation and amortization	(416)	(294)
Share-based compensation expense	(49)	(57)
Transaction fees and associated costs [2]	(21)	(1)
Restructuring and integration costs [3]	(66)	(41)
Other income, net	311	216
Interest expense, net	(156)	(85)
Income before income taxes	$234	$354
1.Unallocated corporate overhead includes shared technology, research and development, sales and marketing, and general and administrative expenses that are not allocated to specific segments.
2.During the three months ended March 31, 2026, transaction costs of $21 million primarily relate to the Group’s contribution to a super political action committee.
3.During the three months ended March 31, 2026, costs of $66 million (three months ended March 31, 2025: $41 million) primarily relate to various restructuring, acquisition integration and other strategic initiatives to drive synergies. The programs are expected to run until 2027. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. It also includes business process re-engineering cost, planning and design of target operating models for the Group's enabling functions and discovery and planning related to the Group's anticipated migration to a new enterprise resource planning system. The costs primarily include severance expenses, advisory fees and temporary staffing costs.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table shows the significant segment expense categories that are regularly provided to the CODM and included in segment profit and loss for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in millions)	2026	2025
U.S.
Revenue	$1,763	$1,666
Cost of sales[1]	(1,043)	(956)
Technology, research and development expenses[2]	(89)	(82)
Sales and marketing expenses[3]	(379)	(374)
General and administrative expenses[4]	(133)	(93)
Total U.S. Adjusted EBITDA	119	161
International
Revenue	2,541	1,999
Cost of sales[1]	(1,244)	(880)
Technology, research and development expenses[2]	(120)	(95)
Sales and marketing expenses[3]	(376)	(309)
General and administrative expenses[4]	(214)	(197)
Total International Adjusted EBITDA	$587	$518
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
The following table shows depreciation and amortization excluding amortization of acquired intangibles, and share-based compensation expenses excluding share-based compensation for the Group’s executive management, finance, legal and compliance, and human resources functions by reportable segment that are regularly provided to the CODM for review for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in millions)	2026	2025
U.S.
Depreciation and amortization excluding amortization of acquired intangibles	$36	$29
Share-based compensation expense	28	28
Total U.S.	64	57
International
Depreciation and amortization excluding amortization of acquired intangibles	152	96
Share-based compensation expense	9	18
Total International	$161	$114

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. OTHER INCOME (EXPENSE), NET
The following table shows the detail of other income (expense), net for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in millions)	2026	2025
Foreign exchange gain, net	$20	$8
(Loss) gain on disposals	(2)	3
Fair value gain on Fox Option liability	293	205
Total other income (expense), net	$311	$216
5. INTEREST EXPENSE, NET
The following table shows the detail of interest expense, net for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in millions)	2026	2025
Interest and amortization of debt discount and expense on long-term debt, bank guarantees	$(164)	$(103)
Other interest expense	(3)	(2)
Interest income	11	20
Interest expense, net	$(156)	$(85)
6. INCOME TAXES
The provision for income taxes for the three months ended March 31, 2026 is based on our projected annual effective tax rate for fiscal 2026, adjusted for specific items that are required to be recognized in the interim period in which they are incurred. The Group’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes.
The Group’s effective income tax rate was 10.7% for the three months ended March 31, 2026, compared with an effective tax rate of 5.4% for the three months ended March 31, 2025. The change in the effective tax rate for these periods is primarily due to the net impact of jurisdictional mix of earnings and discrete items. The discrete items for these periods primarily comprised of the change in the fair value gain on the Fox Option liability, loss making jurisdictions for which no tax benefit is recognized, the effect of a contribution to a super political action committee to strengthen our advocacy initiatives which is nondeductible for income tax purposes for the three months ended March 31, 2026, as well as share-based compensation tax shortfall for three months ended March 31, 2026, compared to an excess tax benefit for the three months ended March 31, 2025.
As previously reported, we have received a discovery assessment from His Majesty’s Revenue and Customs authority (“HMRC”) relating to an intragroup transfer of intellectual property from the United Kingdom to the United States for the year ended December 31, 2020. As of March 31, 2026, we are in the process of appealing this assessment and previously recognized an unrecognized tax benefit for the estimated settlement which is included in Other non-current liabilities in the Condensed Consolidated Balance Sheets. We do not expect to resolve this matter in the near term and will continue to reassess the recognition and measurement criteria of the tax position. While the Group believes that we have strong arguments, there can be no assurance this matter will be resolved favorably.
Each year the Group files hundreds of tax returns in various national, state, and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. The Group has ongoing income tax audits in various jurisdictions and evaluates tax positions that may be challenged by tax authorities in accordance with accounting for income taxes and accounting for uncertainty in income taxes. As of March 31, 2026, the Group does not expect there to be any material changes to its existing unrecognized tax benefits that would affect the effective tax rate, due to the current position with taxing authorities.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Effective from fiscal 2024, the Organization for Economic Co-operation and Development (OECD) Global Anti-Abuse Erosion (GLoBE) rules under Pillar Two have been enacted by various countries in which the Group operates. The Group currently does not expect a material impact to the effective tax rate in connection with Pillar Two for the current year ending December 31, 2026.
7. EARNINGS PER SHARE
The following table sets forth the computation of the Group’s basic and diluted net earnings per ordinary share attributable to the Group:

	Three months ended March 31,
($ in millions except per share amounts)	2026	2025
Numerator
Net income	209	335
Net (loss) income attributable to non-controlling interests and redeemable non-controlling interests	(7)	3
Adjustment of redeemable non-controlling interest to redemption value	(2)	49
Net income attributable to Flutter shareholder – basic and diluted	218	283

Denominator
Basic weighted average outstanding shares	176	178
Effective of dilutive stock awards	1	2
Diluted weighted average outstanding shares	177	180

Earnings per share
Basic	$1.24	$1.59
Diluted	$1.23	$1.57
The number of options and ordinary shares excluded from the diluted weighted average number of ordinary shares calculation due to their effect being anti-dilutive as the assumed proceeds were greater than the average market price was 332,754 for the three months ended March 31, 2026 (nil for the three months ended March 31, 2025).

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2026 and 2025:

($ in millions)	Fair value hedges	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of December 31, 2025	$(10)	$4	$(1)	$(1,104)	$(1,111)
Other comprehensive (loss) income before reclassifications	—	17	—	(147)	(130)
Amounts reclassified from accumulated other comprehensive income (loss)	1	(11)	—	—	(10)
Net current period other comprehensive income (before tax)	1	6	—	(147)	(140)
Tax effect [1]	—	(1)	—	—	(1)
Net current period other comprehensive income (loss), net of tax	1	5	—	(147)	(141)
Balance as of March 31, 2026	$(9)	$9	$(1)	$(1,251)	$(1,252)
1. The Group uses the portfolio approach for releasing income tax effects from Accumulated Other Comprehensive Income.

($ in millions)	Fair value hedges	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of December 31, 2024	$(1)	$14	$(1)	$(1,939)	$(1,927)
Other comprehensive (loss) income before reclassifications	(1)	(44)	—	344	299
Amounts reclassified from accumulated other comprehensive income	1	36	—	—	37
Net current period other comprehensive (loss) income, before tax	—	(8)	—	344	336
Tax effect [1]	—	—	—	—	—
Net current period other comprehensive income (loss), net of tax	—	(8)	—	344	336
Balance as of March 31, 2025	$(1)	$6	$(1)	$(1,595)	$(1,591)
1. The Group uses the portfolio approach for releasing income tax effects from Accumulated Other Comprehensive Income.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of March 31, 2026, and December 31, 2025:

($ in millions)	As of March 31, 2026	As of December 31, 2025
Prepayments and accrued income	$313	$299
Derivative financial assets	58	29
Income taxes receivable	142	159
Value-added tax and goods and services tax	77	53
Other receivables	227	211
Total prepaid expenses and other current assets	$817	$751
10. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following as of March 31, 2026, and December 31, 2025:

($ in millions)	As of March 31, 2026	As of December 31, 2025
Accrued expenses	$1,047	$1,030
Betting duty, excise tax, data rights, and racefield fees	576	670
Employee benefits and social security	378	444
Liability-classified share-based awards	10	19
Sports betting open positions	79	95
Derivative financial liabilities	65	54
Income taxes payable	81	120
Loss contingencies	73	72
Value-added tax and goods and services tax	57	55
Total other current liabilities	$2,366	$2,559
Loss contingencies include accruals related to regulatory investigations and proceedings including those relating to gaming taxes to the extent to which they may apply to our business and industry.
The Group includes the contract liability in relation to sports betting open positions in the Condensed Consolidated Balance Sheets. The contract liability balance was as follows:

As of March 31, 2026
($ in millions)
Contract liability, beginning of the period [1]	96
Contract liability, end of the period	79
1. Includes $1 million included in Other non-current liabilities.
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
The acquisition of Snai was funded by the net proceeds from the issuance of the Senior Notes due 2031, and the Term Loan B due 2032 borrowings under the Third Incremental Assumption Agreement amending the existing Credit Agreement dated November 24, 2023 (as amended).
We allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on their preliminary estimated fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management at the time of acquisition. These estimates and assumptions are believed to be reasonable, but they are inherently uncertain and may be subject to material change as additional information becomes available during the respective measurement period, which will not exceed 12 months from the applicable acquisition date. The primary areas that are preliminary relate to the fair values of goodwill and intangible assets. Intangible assets acquired in the transaction included trademarks of $717 million, online customer relationships of $490 million and a point of sale network of $125 million. Goodwill of $1.5 billion was also recognized.
Acquisition-related costs during the three months ended March 31, 2026 and 2025 were not material and are included in the general and administrative expenses in the Group’s Condensed Consolidated Statements of Comprehensive Income.
Acquisition of NSX
On May 14, 2025, we completed the acquisition of a 56% interest in NSX, a leading Brazilian operator of the Betnacional brand. The total purchase consideration amounted to $674 million (BRL 3,799 million) comprising of a provisional cash consideration of $348 million (BRL 1,961 million), contribution of a portion of the Group’s existing Betfair Brazil business having a fair value of $40 million (BRL230 million), fair value of non-controlling interest of $254 million (BRL 1,430 million) and settlement of a pre-existing relationship in the amount of $32 million (BRL 178 million).
We allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on their preliminary estimated fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made at the time of acquisition. These estimates and assumptions are believed to be reasonable, but they are inherently uncertain and may be subject to material change. As of March 31, 2026, the accounting for this acquisition was provisional, and the measurements of fair value for certain assets and liabilities may be subject to change as additional information is received. The Group expects to finalize the valuation as soon as practicable, but not later than one year from acquisition date. Intangible assets acquired in the transaction included trademarks of $123 million and online customer relationships of $212 million. Goodwill of $429 million was also recognized. The fair value of the non-controlling interest was $254 million.
Acquisition-related costs during the three months ended March 31, 2026 and 2025 were not material and are included in the general and administrative expenses in the Group’s Condensed Consolidated Statements of Comprehensive Income.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. LONG-TERM DEBT
The Group’s debt comprised of the following:

	As of March 31, 2026		As of December 31, 2025
	Principal outstanding balance in currency of debt (in millions)	Outstanding Balance ($ in millions)	Principal outstanding balance in currency of debt (in millions)	Outstanding Balance ($ in millions)
TLA/TLB/RCF Agreement
GBP First Lien Term Loan A due 2028	£1,034	$1,368	£1,034	$1,392
EUR First Lien Term Loan A due 2028	€380	439	€380	447
USD First Lien Term Loan A due 2028	$166	166	$166	166
GBP Revolving Credit Facility due 2028	£195	258	£400	538
USD First Lien Term Loan B due 2030	$3,826	3,827	€3,836	3,836
USD First Lien Term Loan B due 2032	$1,241	1,241	$1,244	1,244
Senior Secured Notes
EUR Senior Secured Notes due 2029	€500	591	€500	593
USD Senior Secured Notes due 2029	$525	540	$525	532
EUR Senior Secured Notes due 2031	€850	1,001	€850	1,007
USD Senior Secured Notes due 2031*	$1,625	1,668	$1,625	1,649
GBP Senior Secured Notes due 2031	£700	953	£700	955
Total debt principal including accrued interest		12,052		12,359
Less: unamortized debt issuance costs		(87)		(93)
Total debt		11,965		12,266
Less: current portion of long-term debt		(171)		(109)
Total long-term debt		$11,794		$12,157
*Includes a net fair value basis adjustment related to receive-fixed, pay variable interest rate swap agreements designated as fair value hedges.
As of March 31, 2026, the contractual principal repayments of the Group’s outstanding borrowings, excluding accrued interest, amount to the following:

($ in millions)
2026	$39
2027	52
2028	2,283
2029	1,154
2030	3,692
Thereafter	4,714
Total	$11,934

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
In addition, the Group is obligated to make periodic interest payments at variable rates, depending on the terms of the applicable debt agreements. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events.
During the three months ended March 31, 2026, the Group drew £335 million ($450 million) (March 31, 2025: nil) and repaid £540 million ($731 million) (March 31, 2025: nil) under the GBP revolving credit facility. The Group had an undrawn revolving credit commitment of $1,185 million (£895 million) as of March 31, 2026 (December 31, 2025: $929 million (£690 million)), of which $13 million (£10 million) (December 31, 2025: $13 million (£10 million)) was reserved for issuing guarantees.
As of March 31, 2026, the Group was in compliance with all debt covenants.
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
Cash flow hedges
Interest rate risk arising from a portion of the Group’s floating interest rate USD First Lien Term Loan B maturing in 2030 and 2032, along with foreign currency risk arising from the Group’s fixed rate USD Senior Secured Notes maturing in 2029 are managed using interest rate swaps and cross-currency interest rate swaps, which are designated as cash flow hedges with the objective of reducing the volatility of interest expense in the case of the USD First Lien Term Loan B and foreign currency risk in the case of fixed rate USD Senior Secured Notes. During the year ended December 31, 2025, the Group also hedged foreign currency risk arising from the Group’s floating interest rate USD First Lien Term Loan B maturing in 2030 and 2032.
Cross-currency interest rate swaps
The cross-currency interest rate swaps designated as a hedge of the foreign currency risk arising from the USD Senior Secured Notes effectively convert the fixed rate USD Senior Secured Notes to fixed rate GBP Senior Secured Notes.
Foreign currency risk is managed by exchanging contractual amounts at exchange rates and interest rates determined at contract inception.
Interest rate swaps
The interest rate swaps designated as a hedge of the interest risk arising from the USD First Lien Term Loan B effectively converts the variable rate term loan into a fixed rate term loan. Interest risk is managed by exchanging contractual amounts at interest rates determined at contract inception.
The following table summarizes the Group's outstanding derivative instruments designated as cash flow hedges:

		As of March 31, 2026		As of December 31, 2025
	Hedged Item	Notional ($ in millions)	Expiration date	Notional ($ in millions)	Expiration date
Cross-currency interest rate swaps	USD Senior Secured Notes	525	April 15, 2026	525	April 15, 2026
Interest rate swaps	Term Loan	1,989	September 30, 2026 to June 30,2027	1,994	September 30, 2026 to June 30, 2027
Changes in the fair value of the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the gains (losses) of the Company’s designated cash flow hedges for the three months ended March 31, 2026 and 2025:

	Amount of (loss) gain recognized in OCI		Location of loss (gain) recognized from AOCI into income (loss)	Amount of loss (gain) reclassified from AOCI into net income (loss)
	Three Months Ended March 31,
($ in millions)	2026	2025		2026	2025
Cross-currency interest rate swaps	9	(41)	Interest expense, net	—	1
			Other income (expense), net*	(9)	38
Interest rate swaps	8	(3)	Interest expense, net	(2)	(3)
Total	17	(44)		(11)	36

* Included in foreign exchange gain, net, which is a component of other income (expense), net.
The Group expects to reclassify a gain of $6 million from accumulated other comprehensive income (loss) into earnings within the next 12 months.
Fair value hedge
Cross-currency interest rate swaps
Foreign currency risk arising from a portion of the Group's USD Senior Secured Notes due 2031 is managed using receive fixed rate, pay fixed rate cross-currency interest rate swaps with the objective of reducing the volatility of foreign currency gains and losses. During the year ended December 31, 2025, the Group also hedged foreign currency risk arising from the Group’s floating rate USD First Lien Term Loan B.
Foreign currency risk is eliminated by exchanging contractual amounts at exchange rates which are determined at contract inception.
As of both March 31, 2026 and December 31, 2025, the notional amounts of cross-currency interest rate swaps designated in a fair value hedge of the USD Senior Secured Notes, was $1,000 million (maturing June 4, 2027).
The Group recorded a foreign currency gain of $17 million in earnings for the three months ended March 31, 2026 (three months ended March 31, 2025: $44 million loss) which offset the foreign currency loss from the USD First Lien Term Loan B and USD Senior Secured Notes.
The Group excludes the cross-currency basis spread in the swap from the hedge effectiveness assessment and recognizes the excluded component into earnings through the periodic interest settlements on the swaps. Changes in the fair value of the excluded components recognized in other comprehensive income (loss) were nil, and a loss of $1 million for three months ended March 31, 2026 and 2025, respectively. The amount recognized in earnings in foreign exchange gain, net, which is a component of other income (expense), net was a gain of $1 million for three months ended March 31, 2026 and a loss of $1 million for three months ended March 31, 2025, respectively.
Interest rate swaps
Interest risk arising from changes in three month SOFR arising from the fixed rate Senior Secured Notes due 2031 is managed using interest rate swaps that effectively convert the fixed rate senior secured notes into variable rate senior secured notes. Interest risk is managed by exchanging contractual amounts at interest rates determined at swap contract inception.
The notional amount of interest rate swaps designated as fair value hedges of interest rate risk on the USD Senior Secured Notes was $500 million (maturing June 4, 2027) as of March 31, 2026 ($500 million as of December 31, 2025).

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents amounts recorded in long-term debt in the Condensed Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges ($ in millions):

	As of March 31, 2026		As of December 31, 2025
	Carrying amount	Cumulative basis adjustment included in the carrying amount	Carrying amount	Cumulative basis adjustment included in the carrying amount
Long-term debt	$1,668	$(1)	$1,648	$3
Net investment hedge
The Group has investments in various subsidiaries with Euro and USD functional currencies. As a result, the Group is exposed to the risk of fluctuations between the Euro and GBP and USD and GBP exchange rates. The Group designated its Euro denominated loans and a portion of its USD Term Loan B (fully discontinued on December 31, 2025) and receive fixed rate, pay fixed rate and receive variable rate, pay variable rate cross-currency interest swaps whereby the Group will receive GBP from, and pay Euro to, the counterparties at exchange rates which are determined at contract inception, as a net investment hedge which are intended to mitigate foreign currency exposure related to non-GBP net investments in certain Euro and USD functional subsidiaries.
The following table summarizes the hedging instruments designated in a net investment hedge and that were considered highly effective:

	As of March 31, 2026		As of December 31, 2025
	Notional ($ in millions)	Expiration date	Notional ($ in millions)	Expiration date
Euro denominated debt	2,000	November 30, 2028 to June 04, 2031	2,031	November 30, 2028 to June 04, 2031
USD denominated debt	—	—	200	November 30, 2030
Cross-currency interest rate swaps	1,001	September 30, 2026 to June 04, 2027	1,017	September 30, 2026 to June 30, 2027
Gains (losses) on derivatives designated as net investment hedges recognized in other comprehensive income (loss) for the three months ended March 31, 2026 and 2025 are summarized below (in millions):

	Gains (losses) recognized in OCI
($ in millions)	Three Months Ended March 31,
	2026	2025
Euro denominated debt	(3)	(10)
Cross-currency interest rate swaps	4	(4)
Total	1	(14)
There were no amounts reclassified out of accumulated other comprehensive income pertaining to the net investment hedge during the three months ended March 31, 2026 and 2025 as the Group had not sold or liquidated (or substantially liquidated) its hedged subsidiaries.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the fair value of derivatives as of March 31, 2026 and December 31, 2025:

($ in millions)	As of March 31, 2026		As of December 31, 2025
	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	16	(34)	7	(43)
Interest rate swaps	6	—	1	(2)
Total derivatives designated as cash flow hedges	22	(34)	8	(45)

Derivatives designated as fair value hedges:
Cross-currency interest rate swaps	39	(18)	7	(7)
Interest rate swaps	27	(13)	13	(4)
Total derivatives designated as fair value hedges	66	(31)	20	(11)

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	16	(32)	15	(30)
Total derivatives designated as net investment hedges	16	(32)	15	(30)
Total derivatives	104	(97)	43	(86)
1.Derivative assets are recorded within prepaid expenses and other current assets and other non-current assets in the Condensed Consolidated Balance Sheets
2.Derivative liabilities are recorded within other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. SHARE-BASED COMPENSATION
The Group maintains various share plans for employees (and, where the specific rules permit, non-executive directors and/or non-employee contractors). Details of material activity within the share plans, for the three months ended March 31, 2026, are included below.
Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan (the “2024 Incentive Plan”)
The following table provides a summary of the activity under the 2024 Incentive Plan:

	Restricted Share Awards		Options
	Number of Units	Weighted- Average Fair Value	Number of Units	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2025	984,221	$260	30,834
Granted	1,544,631	$108	48,797
Exercised/vested	(124,158)	$259	(822)		—
Cancelled/lapsed	(17,694)	$284	(3,180)
Outstanding as of March 31, 2026	2,387,000	$162	75,629	10	$8
In addition to the plan disclosed above, there were 578,539 awards exercised/vested and 173,971 awards cancelled/lapsed across the Group’s other plans during the three months ended March 31, 2026.
During the three months ended March 31, 2026, market vesting conditions were modified for certain awards. The resulting modification was immaterial to these unaudited condensed consolidated financial statements.
As of March 31, 2026, 4,802,723 restricted awards and options were outstanding across all employee share plans.
During the three months ended March 31, 2026, liability-classified awards, amounting to $3 million, were settled by the issuance of ordinary shares of equivalent value.
Total compensation costs included in our condensed consolidated statements of comprehensive income for the three months ended March 31, 2026 and March 31, 2025 were as follows:

(in millions $)	2026	2025
Cost of sales	$8	$6
Sales and marketing expenses	3	4
Technology, research and development expenses	10	10
General and administrative expenses	28	37
Total	$49	$57

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. FAIR VALUE MEASUREMENTS
The Group’s consolidated financial instruments including cash and cash equivalents, player deposits, accounts receivable, other current assets, accounts payable, player deposit liability, and other current liabilities are carried at amortized cost. As of March 31, 2026 and December 31, 2025, the carrying amounts of these financial instruments approximated their fair values because of their short-term nature.
The carrying amount of long-term debt outstanding under the Credit Agreement dated November 24, 2023, (as amended), approximates its fair values, as interest rates on these borrowings approximate current market rates. The fair value of the USD Senior Secured Notes, Euro Senior Secured Notes, and GBP Senior Secured Notes was $2,143 million, $1,536 million and $899 million respectively, as of March 31, 2026 (December 31, 2025: $2,190 million, $1,603 million and $952 million, respectively). The fair values are based on quoted market prices.
The following tables set forth the fair value of the Group’s financial assets, financial liabilities and redeemable non-controlling interests measured at fair value based on the three-tier fair value hierarchy:

	As of March 31, 2026
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – Investments	$18	$5	$—	$23
Equity securities - Investments	—	—	6	6
Derivative financial assets	—	104	—	104
Total	18	109	6	133
Financial liabilities measured at fair value:
Derivative financial liabilities	—	97	—	97
Fox Option liability	—	—	260	260
Total	—	97	260	357
Redeemable non-controlling interests at fair value	$—	$—	$304	$304

	As of December 31, 2025
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – Investments	$17	$6	$—	$23
Equity securities	—	—	7	7
Derivative financial assets	—	43	—	43
Total	17	49	7	73
Financial liabilities measured at fair value:
Derivative financial liabilities	—	86	—	86
Fox Option Liability	—	—	560	560
Total	—	86	560	646
Redeemable non-controlling interests at fair value	$—	$—	$309	$309

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
As of March 31, 2026, the Group assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Group determined that its valuations of its derivatives in their entirety are classified in Level 2 of the fair value hierarchy.
Valuation of Level 3 financial instruments
Non-derivative financial instruments
Fox Option liability
On October 2, 2019, the Group entered into an arrangement with Fox Corporation (“Fox”), pursuant to which FSG Services LLC, a wholly-owned subsidiary of Fox, has an option (the Fox Option) to acquire an 18.6% equity interest of the then outstanding investor units (the “Fastball Units”) in FanDuel Group Parent LLC (“FanDuel”). In April 2021, Fox filed an arbitration claim against the Group with respect to its option to acquire an 18.6% equity interest in FanDuel seeking the same price that the Group paid for the acquisition of the Fastball Units (37.2% of FanDuel) from Fastball Holdings LLC in December 2020. On November 7, 2022, the arbitration tribunal determined the option price as of December 2020 to be $3.7 billion plus an annual escalator of 5.0%. Fox has a ten-year period from December 2020 within which to exercise the Fox Option, should it wish to do so, and should Fox not exercise within this timeframe, the Fox Option shall lapse. Cash payment is required at the time of exercise and the Fox Option can only be exercised in full. Exercise of the Fox Option requires Fox to be licensed.
The fair value of the Fox Option liability amounted to $260 million as of March 31, 2026 and $560 million as of December 31, 2025 which was determined using an option pricing model. As of March 31, 2026 and December 31, 2025, the option exercise price was $4.8 billion for both periods. The significant unobservable inputs were the enterprise value of FanDuel, the discount for lack of marketability (“DLOM”), the discount for lack of control (“DLOC”), implied volatility and probability of Fox getting licensed.
The enterprise value of FanDuel was determined using an equal weight to the value indications of the discounted cash flow analysis and the guideline public company analysis. The discount rate used in the discounted cash flow analysis was 21.0% and 18.0% as of each of March 31, 2026 and December 31, 2025, respectively.
Additionally, management applied a combined 30.0% discount for lack of marketability and lack of control as of each of March 31, 2026, and December 31, 2025. A range of DLOMs obtained using various securities-based approaches was 14.4% to 22.9%. DLOC was estimated at 20.0% using implied discounts in previous observable transactions involving FanDuel’s equity ownership and data based on Mergerstat studies as of each of March 31, 2026 and December 31, 2025.
Management selected a discount rate of 30.0%, which lies in the first quartile based on the ranges considered by management.
The volatility was 40.0% and 32.0% as of each of March 31, 2026 and December 31, 2025, which was within the range of selected comparable companies. In developing the fair value measurement, the probability of a market participant submitting to and obtaining a license was estimated at 75.0% as of each of March 31, 2026 and December 31, 2025.

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
Redeemable non-controlling interests at fair value
The terms of symmetrical call and put options agreed between the Group and NSX shareholders require exercise price to be calculated at fair market value without giving effect to DLOM and DLOC. The enterprise value of the Brazil reporting unit was determined using an equal weight to the value indications of the discounted cash flow analysis and the guideline public company analysis. For discounted cash flow the Group based discount rates on the Weighted Average Cost of Capital (“WACC”). The WACC combines the required return on equity based on a Capital Asset Pricing Model, which considers the risk-free interest rate based on yield of the 10-year Brazilian Government Bond, market risk premium, and small company premium with the cost of debt of 10.1%, based on BBB credit spread plus the Brazilian risk free rate, adjusted using income tax factor. The beta and ratio of weighted cost of capital was determined based on guideline public company analysis. The median of beta and ratio of equity to debt was 1.06 and 62:38, respectively. The arithmetic average of beta and ratio of equity to debt was 1.05 and 65:35, respectively. The calculation resulted in a WACC of 16.5%. The Exit revenue multiple used in determining the terminal value is based on guideline public companies and the profitability of the Brazil reporting unit was 1.4x. For market approach the equity value was arrived at by multiplying revenue by a revenue multiple of 1.6x based on the median of the Guideline Public company multiples and a control premium of 10% based on the lowest end of the Guideline Public Company Control Premium.
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

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of December 31, 2025	$—	$7	$(560)	$(553)	$(309)
Total gains or losses for the period:
Included in earnings	—	—	293	293	—
Included in other comprehensive (loss) income	—	(1)	7	6	—
Attribution of net income and other comprehensive income:
Net loss attributable to redeemable non-controlling interest	—	—	—	—	14
Other comprehensive gain attributable to redeemable non-controlling interest	—	—	—	—	(19)
Acquisitions and settlements:
Acquisition of redeemable non-controlling interest	—	—	—	—	—
Settlements	—	—	—	—	—
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	10
Balance as of March 31, 2026	—	6	(260)	(254)	(304)
Change in unrealized gains or losses for the period included in earnings	—	—	293	293	—
Change in unrealized gains or losses for the period included in other comprehensive (loss) income	$—	$(1)	$7	$6	$(19)

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of December 31, 2024	$(18)	$6	$(810)	$(822)	$(1,567)
Total gains or losses for the period:
Included in earnings	—	—	205	205	—
Included in other comprehensive income (loss)	2	1	(25)	(22)	—
Attribution of net income and other comprehensive income:
Net income attributable to redeemable non-controlling interest	—	—	—	—	(3)
Other comprehensive loss attributable to redeemable non-controlling interest	—	—	—	—	—
Acquisitions and settlements:
Acquisition of redeemable non-controlling interest	—	—	—	—	—
Settlements	16	—	—	16	—
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	122
Balance as of March 31, 2025	—	7	(630)	(623)	(1,448)
Change in unrealized gains or losses for the period included in earnings	—	—	205	205	—
Change in unrealized gains or losses for the period included in other comprehensive income (loss)	$2	$1	$(25)	$(22)	$—
16. COMMITMENTS AND CONTINGENCIES
Guarantees
The Group has uncommitted working capital overdraft facilities as of March 31, 2026 of $22 million (December 31, 2025: $22 million) with Allied Irish Banks p.l.c. These facilities are secured by a Letter of Guarantee from Flutter Entertainment plc.
The Group has bank guarantees: (i) in favor of certain gaming regulatory authorities to guarantee the payment of player funds, player prizes, and certain taxes and fees due by a number of Group companies; and (ii) in respect of certain third-party rental and other property commitments, merchant facilities and third-party letter of credit facilities. The bank guarantees have various expected terms up to November 30, 2039; 18 of the bank guarantees are indefinite lived. The maximum amount of the guarantees as of March 31, 2026 was $661 million (December 31, 2025: $664 million). No claims had been made against the guarantees as of March 31, 2026 (December 31, 2025: $Nil). The guarantees are secured by counter indemnities from Flutter Entertainment plc and certain of its subsidiary companies. The value of cash deposits over which the guaranteeing banks hold security was $37 million as of March 31, 2026 (December 31, 2025: $39 million).

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other purchase obligations
The Group is a party to several non-cancelable contracts with vendors where the Group is obligated to make future minimum payments under the terms of these contracts as follows:

($ in millions)	Year Ending December 31,
From March 31, 2026 to December 31, 2026	$1,543
2027	1,898
2028	876
2029	568
2030	144
Thereafter	508
$5,537
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
Austrian and German player claims
As previously reported, the Group has seen a number of player claims in Austria and Germany for reimbursement of historic gaming losses. The basis of these claims is rooted in the Group having provided remote services in Austria and Germany (outside of Schleswig-Holstein) from Maltese entities on the basis of multi-jurisdictional Maltese licenses, which the Group continues to believe is compliant in accordance with EU law. However, the Austrian Courts and certain German Courts consider the Group’s services non-compliant with their respective local laws. The Group strongly disputes the basis of these claims and judgements made by Austrian and German courts in awarding the player’s claims. An increasing number of German courts have ruled in our favor based on mainly procedural factors rather than the argument that the services from Malta were lawful in Germany.
As of March 31, 2026, the Group has recorded an amount of €17 million ($20 million) within loss contingencies forming part of other current liabilities. It is reasonably possible that the actual losses could be in excess of the Group’s accrual. The Group is unable to estimate a reasonably possible loss or range of loss in excess of its accrual due to the complexities and uncertainty around the judicial process.
In addition, there are further claims made against the Group amounting to €46 million ($53 million) as of March 31, 2026, the settlement of which is predicated on the merits of the case and whether the enforcement proceedings are successful in laying claim over the Group’s Maltese assets for settlement of these claims. The Group, based on advice from its legal counsel, believes such cross-border enforcement of judgements is in contravention to Maltese public policy and Regulation (EU) 1215/2012 and has not accrued any liability for these claims. The Group has filed countersuits before the Maltese Civil Court for setting aside these claims. The defendants have also filed garnishee orders with the Maltese Civil Court to attach the Group’s Maltese assets, some of which have already been declined by the Maltese Civil Court. Should the Maltese Courts decide in favor of the Group, there would be grounds for dismissal of all pending player claims instituted against the Group.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Furthermore, during the three months ended March 31, 2026, a new claim by Austrian players was issued in Belgium, which included a claim for $28 million. While the Group believes that it has strong arguments, at this time, the Group is unable to reasonably estimate the likelihood of the outcome of these claims due to the complexities and uncertainty around the judicial process.
Cybersecurity Incident
As previously reported, the Group received notice in 2023 that certain customer and employee data was involved in the global incident involving the MOVEit file transfer software, which began when the third-party provider administering the software announced that it had identified a previously unknown vulnerability in MOVEit. The Group had previously used MOVEit to share data and manage file transfers similar to many companies globally. Once the Group was informed of the incident, the Group promptly undertook responsive measures, including restricting access to the affected application, launching an internal investigation in partnership with outside independent cybersecurity forensic consultants and notifying the relevant regulators and law enforcement agencies, as well as our employees and customers, impacted by the incident. Three US customers filed class action suits for US customers after the incident and later consolidated these into a single case.
During the three months ended March 31, 2026, the Group entered into a settlement negotiation and as of March 31, 2026, the Group has recorded an immaterial provision (December 31, 2025: Nil) within loss contingencies forming part of other current liabilities, based on management’s best estimate of the expected settlement amount.
Fast Code Class Action
In January 2025, a class action was served in the Supreme Court of Victoria in Australia on behalf of customers who placed losing bets using Sportsbet’s Fast Code service, a live sports betting software tool. The suit alleges that Sportsbet engaged in misleading and deceptive conduct by representing that the Fast Code service was legal and by breaching its Fast Code service terms and conditions, which stated that Sportsbet complies with the Interactive Gambling Act (Cth) in not accepting live betting via the internet but via telephone. Sportsbet denies the allegations.
The matter has progressed through key procedural stages, including formal mediation (as ordered by the court) in March 2026, but remains unresolved. The Group remains confident in its position and intends to vigorously defend itself. At this time, however, the Group cannot reasonably estimate potential losses, or a range thereof, and no loss contingency has been recorded for this matter.
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
The DGGI has issued notices to multiple online gaming businesses alleging historical underpayment of GST, including to Junglee, and most recently to PokerStars India for a total amount of ₹198.5 billion ($2.1 billion). The Group disputes that any additional tax is payable and has been advised that the notices received are not in accordance with the GST provisions applicable to past periods.
As of the date of issue of these unaudited condensed consolidated financial statements, Junglee and PokerStars India have had their respective cases joined to the GST cases of other online gaming operators pending at the Supreme Court of India (the “Supreme Court”). The Supreme Court has stayed proceedings such that DGGI cannot take any further action against Junglee or PokerStars India, including raising a demand of the alleged underpayment of GST, until the Supreme Court rules on the GST cases or vacates the stay. The legal arguments before the Supreme Court have been concluded and the cases remain unresolved as of the date of issue of these unaudited condensed consolidated financial statements. Management is closely monitoring the decision on the GST case, which is expected imminently. The lead case (The Directorate General of GST Intelligence vs. Gameskraft Technologies Private Limited) was ruled in favor of Gameskraft, the taxpayer, at the Karnataka High Court in May 2023, and found that taxes had been paid in accordance with the law, but the case remains unresolved at the Supreme Court.
On June 22, 2024, a meeting of India’s Goods and Services Tax Council (the “GST Council”) (a constitutional body responsible for the formation and recommendation of GST law changes, held by the Supreme Court to be the ultimate

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of the financial condition and results of operations of Flutter Entertainment plc and its consolidated subsidiaries in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we describe under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 26, 2026 (the “2025 Annual Report”).
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
Our Products and Geographies
Our principal products include sportsbook, iGaming and other products, such as exchange betting, pari-mutuel wagering, daily fantasy sports (“DFS”) and prediction markets products offerings in the U.S. In each market that we operate in, we typically offer sports betting, iGaming, or both, depending on the regulatory conditions of that market.
We operate a divisional management and operating structure across our geographic markets. Our segments have an empowered management team responsible for maintaining the momentum and growth in their respective geographic markets.
The Company reports its consolidated financial statements based on two reportable segments:
•U.S.; and
•International.
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
We are unable to quantify the level of duplication that arises as a result of these circumstances, but do not believe it to be material and note that players must demonstrate residency within the geography covered by a segment to sign up for an account, and accordingly such duplication could only arise in the circumstance of an individual player having one or more residences in each of our segments. For a further description of the duplication that can arise in the way we count AMPs, see Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Annual Report. We do not believe that the existence of player duplication undercuts the meaningfulness of the AMPs data that we present for assessing underlying trends in our business, and our management uses this AMPs data for this purpose.
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
Acquisitions and Investments
The acquisitions that we have completed since the beginning of fiscal 2025 are noted below:
•a 5% redeemable non-controlling interest in FanDuel Group Parent LLC (“FanDuel”) held by Boyd Interactive Gaming Holdings L.L.C. (“Boyd”) for a consideration of $1,553 million. The acquisition brings the Group’s holding in FanDuel to 100% (subject to the Fox Option).
•a 56% interest in NSX Group (“NSX”), a leading Brazilian operator of the Betnacional brand for a total consideration of BRL 3,799 million ($674 million), with a redemption mechanism in the form of call and put options which allows us to acquire the remaining interest in NSX in year five and year ten following the acquisition date.
•100% of the outstanding shares of Pluto (Italia) S.p.A, the holding company that owns Snaitech S.p.A (“Snai”), one of Italy’s leading omni-channel operators in the sports betting and iGaming market, for consideration of approximately $2.6 billion (€2.3 billion).

In December 2025, we launched FanDuel Predicts in partnership with CME Group (“CME”) in five states. FanDuel Predicts was expanded nationwide during the first quarter of 2026 across financial, economic and commodities contracts, with sports available for trading in 18 non-sportsbook states including California, Texas and Florida. FanDuel Predicts non-sports contract were made available in all 50 states. We provide eligible customers with a mobile platform to trade prediction markets contracts.
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
Business Environment
The performance of our reportable segments can be materially affected by the following industry trends and regulatory changes in the global online sports betting and iGaming market.
U.S.
We believe that our U.S. segment is the largest growth opportunity for the Group. Since 2018 when the key gambling legislation was overturned by the U.S. Supreme Court, a number of states have moved to legalize and regulate gambling at the state level. As of March 31, 2026, FanDuel online sportsbook was available in 26 states or territories, our FanDuel online casino was available in five states, our FanDuel paid DFS offering was available in 43 states, our FanDuel or TVG online horse racing wagering product was available in 32 states, our FanDuel Predicts product for financial, economic and commodities contracts and our FanDuel free-to-play products were available in all 50 states.
We continued to see a limited impact from prediction markets on growth based on a comprehensive tracking of deposit data, download data, active tracking and monitoring of the trends we are observing within the FanDuel customer data base. We believe this is attributable to the fundamental differences in product propositions, customer age profiles and concentration of prediction market activity among entertainment-first users. Meanwhile, we continue to view prediction markets as a very attractive, incremental opportunity to acquire customers ahead of sports betting regulation in new states. FanDuel Predicts was expanded nationwide during the first quarter across financial, economic and commodities contracts, with sports available for trading in 18 non-sportsbook states including California, Texas and Florida.
International
Our International segment operates in approximately 100 different countries in both locally regulated and locally unregulated markets with select markets discussed below.
UK and Ireland
While more mature and developed than many other European markets, the United Kingdom and Ireland online gaming and betting markets have continued to exhibit growth despite the introduction of safer gambling initiatives by operators in those markets and regulatory changes in Great Britain.
In October 2024, the Irish government enacted the Irish Gambling Act, which introduced major reform and consolidation of gambling laws in Ireland, including the creation of a Gambling Regulatory Authority of Ireland (“GRAI”), which will have broad powers to publish further guidance and codes of conduct. The new licensing framework is expected to be commenced on a phased basis, with the licenses application opened by the GRAI in February 2026.
In November 2025, the UK government announced significant increases to remote gaming taxes, including an increase in the tax rate on online iGaming from 21% to 40% effective beginning April 2026, and online sports betting (excluding horseracing) from 15% to 25% effective beginning April 2027. In addition, the UK government’s ongoing review of the UK Gambling Act may result in more onerous regulation of the betting and gaming industry in Great Britain, part of our second-largest market, which could have a material adverse effect on our business, financial condition and results of operations.

Italy
Italy is the largest regulated gambling market in the European Union. In recent years, the regulatory framework in Italy has tightened with a ban on online advertising issued in 2019. In August 2023, the Italian government approved the terms of a new legislative decree to reorganize the entire gambling sector with the primary objective of improving player protection, combating illegal gambling and increasing tax revenues through a new licensing framework. In September 2025, Flutter obtained five licenses for all the brands we operate in Italy, which new concessions became effective on November 13, 2025 and will remain valid for nine years.
Australia
The Australian betting and gaming market is a highly regulated market including for online betting. The market continues to experience a softer racing market, which is expected to continue in the near term, while the sports segment of the market has shown continued growth.
The regulatory environment in Australia has also evolved significantly in recent years, especially after the introduction of point of consumption tax in 2019. Queensland, New South Wales, the Australian Capital Territory and Victoria have since increased point of consumption tax rates. We believe that the higher tax environment underlines the importance of scale in the Australian market and favors large operators.
Brazil
On January 1, 2025, Brazil launched its regulated market for online sports betting and casino. Our Betfair and Betnacional brands are licensed by the Ministry of Finance Secretariat of Betting and Prizes (Secretaria de Prêmios e Apostas, “SPA”), each with an individual 5-year renewable license valid until December 31, 2029, enabling us to offer approved online sports betting and casino products in the entire Brazilian national territory. On May 29, 2025, Brazil’s Senate approved a bill implementing new rules to ban betting advertising during live sports broadcasts and prohibit the use of celebrities, influencers, and active athletes in gambling promotions. The bill will now be deliberated in the Chamber of Deputies. In January 2026, Brazil’s president approved the gradual tax increase on gaming operators from 12% on gross gaming revenue to 13% in 2026 followed by further increases to 14% in 2027 and 15% from 2028 onwards.
Other
Among the other international markets in which we operate, Türkiye, Georgia, Spain and Serbia are our four largest markets after UKI, Italy, Australia and Brazil.
Operating Results
Operational and Financial Metrics for the Group
Three months ended March 31, 2026 compared to three months ended March 31, 2025:
The following table presents our AMPs for the Group, by total Group and by product category for the interim periods indicated:

	Three months ended March 31,
AMPs (Amounts in thousands)	2026	2025
Total Group AMPs [1]	14,378	14,880
Group AMPs by Product Category [1]
Sportsbook	9,183	8,798
iGaming	7,788	7,260
Other	651	1,498
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

The following table presents a summary of our financial results for the periods indicated and is derived from our condensed consolidated financial statements for the interim periods indicated:

	Three months ended March 31,
(Amounts in $ millions, except percentages)	2026	2025
Revenue	$4,304	$3,665
Cost of Sales	(2,467)	(1,956)
Gross profit	$1,837	$1,709
Technology, research and development expenses	(259)	(215)
Sales and marketing expenses	(966)	(840)
General and administrative expenses	(533)	(431)
Operating profit	$79	$223
Other income (expense), net	311	216
Interest expense, net	(156)	(85)
Income before income taxes	$234	$354
Income tax expense	(25)	(19)
Net income	$209	$335
Net income margin [1]	4.9%	9.1%
Adjusted EBITDA [2]	$631	$616
Adjusted EBITDA margin [2]	14.7%	16.8%
1.Net income margin is net income divided by revenue.
2.Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. See “—Supplemental Disclosure of Non-GAAP Measures” for additional information about these measures and reconciliations to the most directly comparable financial measures calculated in accordance with U.S. GAAP.
Our revenue increased by 17%, to $4,304 million for the three months ended March 31, 2026, from $3,665 million for the three months ended March 31, 2025. Our AMPs decreased 3% period over period to 14 million primarily driven by the cessation of operations in India during 2025. Revenue in our US segment increased by 6% period over period, driven by iGaming growth of 19% period over period and sportsbook growth of 1% period over period. Revenue in our International segment increased by 27% period over period, primarily driven by the acquisitions of Snai and NSX, which were consolidated for the first time during the second quarter of 2025 and contributed a 21% increase in revenue. In addition to the acquisition benefit, our existing brands delivered strong momentum in iGaming with revenue increasing 10% period over period and sportsbook revenue growth of 1% period over period.
Cost of sales increased by 26%, to $2,467 million for the three months ended March 31, 2026, from $1,956 million for the three months ended March 31, 2025. Cost of sales as a percentage of revenue increased period over period to 57% for the three months ended March 31, 2026 from 53% for the three months ended March 31, 2025. In our U.S. segment, cost of sales as a percentage of revenue increased period over period by 180 basis points, from 57.4% for the three months ended March 31, 2025 to 59.2% for the three months ended March 31, 2026 primarily driven by tax rate increases of 220 basis points, partially offset by market access savings and a year-over-year positive impact from less unfavorable sports results. Cost of sales as a percentage of revenue increased in our International segment by 500 basis points with the acquisitions of Snai and NSX contributing 210 basis points of the period over period increase. The remaining 290 basis points of the increase was primarily driven by (i) a shift in revenue mix toward higher tax products and regions, (ii) an increase in gaming taxes and licensing in Central and Eastern Europe (CEE) and Southern Europe and Africa (SEA) and (iii) a change in classification of the now-mandatory UK gambling levy from general and administrative costs. Additionally, there was a $59 million increase in depreciation and amortization primarily driven by (i) the acquisition of Snai and (ii) a change in estimate of asset useful lives.

Technology, research and development expenses increased by 20%, to $259 million for the three months ended March 31, 2026 from $215 million for the three months ended March 31, 2025 primarily driven by (i) a $25 million increase in our international segment primarily driven by (a) a $11 million increase in UKI primarily due to increased professional fees and (b) a $7 million increase due to the acquisitions of Snai and NSX, (ii) a $7 million increase in our US segment primarily due to increased server costs and increased cloud services costs to match the scaling of our business, and (iii) a $10 million increase in corporate technology, research and development expenses primarily driven by investment in Flutter Edge and Group shared services.
Sales and marketing expenses increased by 15%, to $966 million for the three months ended March 31, 2026, from $840 million for the three months ended March 31, 2025. The increase in sales and marketing expenses were partially driven by an increase in depreciation and amortization expense of $55 million primarily due to amortization of acquired intangible assets from the Snai and NSX acquisitions and change in estimated useful lives in our SkyBet and Pokerstars brands. In our US segment, sales and marketing expenses increased by 1% primarily driven by new state launches and investment in FanDuel Predicts. Sales and marketing expense in our US segment as a percentage of revenue decreased by 90 basis points reflecting the year-over-year swing in sports results. In our International segment, sales and marketing expenses increased by $67 million, or 22%, with the acquisitions of Snai and NSX contributing $65 million of the increase. As a percentage of revenue, sales and marketing expenses decreased by 70 basis points to 14.8% for the three months ended March 31, 2026 primarily due to reduced spend in India and lower relative sales and marketing spend in Snai.
General and administrative expenses increased by 24%, to $533 million for the three months ended March 31, 2026, from $431 million for the three months ended March 31, 2025. The increase was primarily as a result of (i) a $40 million increase in our US segment primarily due to increased headcount and lobbying costs and (ii) and a $17 million increase in our international segment primarily driven by the acquisitions of Snai and NSX which contributed a $27 million increase which was partially offset by savings from retail closures in UKI and the reclassification of the UK gambling levy to cost of sales. Additionally, there was a period over period increase of $20 million in transaction fees and associated costs due to a super political action committee contribution made by FanDuel to strengthen our advocacy initiatives.
Operating profit decreased by $144 million, to $79 million for the three months ended March 31, 2026, from $223 million profit for the three months ended March 31, 2025, as a result of the factors above.

Other income (expense), net increased by $95 million, to a $311 million income for the three months ended March 31, 2026, from a $216 million income for the three months ended March 31, 2025. This increase was primarily driven by the movement in the fair value gain on the Fox Option liability of $88 million to a gain of $293 million for the three months ended March 31, 2026 from a gain of $205 million for the three months ended March 31, 2025.
Interest expense, net increased by $71 million, to $156 million for the three months ended March 31, 2026, from $85 million for the three months ended March 31, 2025, primarily due to (a) a $58 million increase in interest expense arising from the (i) issuance of the Senior Secured Notes due 2031 and the (ii) issuance of the USD First Lien Term Loan B due 2032 during the second and third quarter of the prior fiscal year, and (b) a $9 million reduction in interest income earned on cash and cash equivalents balances driven by lower interest rates.
Income tax expense increased by $6 million, to $25 million of income tax expense for the three months ended March 31, 2026, from $19 million of income tax expense for the three months ended March 31, 2025. The increase in income tax expense was primarily attributable to (i) the variability in pre-tax book income and loss and the jurisdictional mix of profits in which the Group has a taxable presence, and (ii) a share-based compensation tax shortfall of $7 million for three months ended March 31, 2026, compared to an excess tax benefit of $4 million for the three months ended March 31, 2025.
Net income decreased by $126 million, to $209 million for the three months ended March 31, 2026, from $335 million of net income for the three months ended March 31, 2025, and net income margin decreased to 4.9% from 9.1% net income margin for the three months ended March 31, 2025, as a result of the factors above.
Adjusted EBITDA increased by $15 million, to $631 million for the three months ended March 31, 2026, from $616 million for the three months ended March 31, 2025. Adjusted EBITDA margin decreased by 210 basis points from 16.8% to 14.7% reflecting the revenue performance and expenses trends outlined above.

Operational and Financial Metrics by Segment
U.S.
The following table presents a summary of our operational metrics for the U.S. segment for the interim periods indicated.

	Three months ended March 31,
AMPs (Amounts in thousands)	2026	2025
Total U.S. AMPs [1]	4,267	4,312
U.S. AMPs by Product Category [1]
Sportsbook	3,418	3,630
iGaming	1,084	985
Other	462	389
Stakes (amounts in $ millions)	$13,357	$14,606
Sportsbook net revenue margin	8.6%	7.8%
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
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA margin for the U.S. segment for the interim periods indicated.

	Three months ended March 31,
(Amounts in $ millions, except percentages)	2026	2025
U.S.
Sportsbook	$1,144	$1,134
iGaming	564	472
Other	55	60
Total U.S. revenue	$1,763	$1,666
Adjusted EBITDA	$119	$161
Adjusted EBITDA margin	6.7%	9.7%

Total revenue for our U.S. segment increased by 6% period over period to $1,763 million for the three months ended March 31, 2026, from $1,666 million for the three months ended March 31, 2025. AMPs of 4.3 million decreased by 1% period over period.
Sportsbook revenue increased by 1%, where an increase in net revenue margin was partially offset by a 9% period over period decrease in stakes to $13,357 million for the three months ended March 31, 2026.
Sportsbook net revenue margin increased by 80 basis points period over period to 8.6% for the three months ended March 31, 2026 compared to 7.8% for the three months ended March 31, 2025. This reflected the positive impact of sports results of 170 basis points period over period (three months ended March 31, 2026: 30 basis points unfavorable, three months ended March 31, 2025: 200 basis points unfavorable) which was partially offset by (i) a decrease in structural revenue margin of 40 basis points to 13.7% for the three months ended March 31, 2026 due to a reduced proportion of NFL and NBA volume in the first quarter of 2026 compared to the first quarter of 2025 which have comparatively higher structural margin and (ii) an increase in promotional spend period over period of 50 basis points due to the increase in investment related to state launches in Missouri in December 2025, and Arkansas in March 2026.
iGaming revenue for the three months ended March 31, 2026 increased by 19% driven by an increase in AMPs of 10% period over period to 1.1 million for the three months ended March 31, 2026 compared to 1.0 million for the three months ended March 31, 2025.

Other revenue for the three months ended March 31, 2026 decreased by 8% period over period. The decrease was primarily due to a reduction in horse racing revenue driven by an outage with our payment gateway provider which has since been resolved.
Adjusted EBITDA for our U.S. segment was $119 million for the three months ended March 31, 2026, a $42 million decrease compared to $161 million for the three months ended March 31, 2025. Adjusted EBITDA margin decreased to 6.7% for the three months ended March 31, 2026 from 9.7% for the three months ended March 31, 2025.
The decrease in Adjusted EBITDA margin was driven by an increase in cost of sales as a percentage of revenue of 180 basis points from 57.4% for the three months ended March 31, 2025 to 59.2% for the three months ended March 31, 2026, primarily driven by tax rate increases of 220 basis points, partially offset by market access savings and a year-over-year positive impact from less unfavorable sports results. The decrease in Adjusted EBITDA margin was also driven by (i) a 10 basis points increase in technology, research and development expenses as a percentage of revenue primarily due to increased server costs and increased cloud services costs and (ii) a 190 basis points increase in general and administrative expenses as a percentage of revenue primarily due to increased headcount and lobbying costs. These increases as a percentage of revenue were partially offset by a 90 basis points reduction in sales and marketing expenses as a percentage of revenue reflecting the year-over-year swing in sports results.
International
The following table presents a summary of our operational metrics for the International segment for the interim periods indicated.

	Three months ended March 31,
AMPs (Amounts in thousands)	2026	2025
Total International AMPs [1]	10,111	10,568
International AMPs by Product Category [1]
Sportsbook	5,765	5,168
iGaming	6,705	6,276
Other	189	1,109
Stakes (amounts in $ millions)	$9,035	$6,912
Sportsbook net revenue margin	11.9%	12.7%
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
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA margin for the International segment for the interim periods indicated.

	Three months ended March 31,
(Amounts in $ millions, except percentages)	2026	2025
International
Sportsbook	$1,077	$880
iGaming	1,386	1,050
Other	78	69
Total International revenue	$2,541	$1,999
Adjusted EBITDA	$587	$518
Adjusted EBITDA margin	23.1%	25.9%

The following tables present the International segment disaggregated revenue:

	Three months ended March 31,
($ in millions)	2026	2025
UKI [1]	$900	$882
Southern Europe and Africa [2]	940	448
Asia Pacific [3]	305	313
Central and Eastern Europe [4]	160	140
Brazil [5]	74	9
Other regions [6]	162	207
Total International segment revenue	$2,541	$1,999
1.UK and Ireland (UKI) represents Sky Bet, Paddy Power and Betfair UK and Ireland operations as well as the tombola brand.
2.Southern Europe and Africa (SEA) comprises the Italian operations of our Sisal, Snai (effective from the acquisition date) and PokerStars brands as well as Sisal’s business in Türkiye and Morocco and Pokerstars’ Southern European operations (beginning January 1, 2026).
3.Asia Pacific (APAC) includes our Sportsbet business in Australia and Junglee in India (until August 22, 2025).
4.Central and Eastern Europe (CEE) comprises Adjarabet in Georgia and Armenia together with MaxBet in Serbia, Bosnia Herzegovina, North Macedonia and Montenegro.
5.Brazil reflects our Betfair and Betnacional (effective from the acquisition date) operations in the region.
6.Other regions is comprised of PokerStars’ non-Italian and Southern European operations (beginning January 1, 2026, PokerStars’ Southern Europe formed part of the Southern Europe and Africa region) and Betfair’s non-Brazilian business.
Total revenue for our International segment increased by 27%, to $2,541 million for the three months ended March 31, 2026 from $1,999 million for the three months ended March 31, 2025 with the acquisitions of Snai and NSX contributing an increase in revenue of 21%. Favorable changes in foreign currency exchange rates contributed to an increase in revenue of 8%. AMPs decreased by 4% period over period driven by the cessation of operations in India during 2025.
Sportsbook revenue increased by 22%, to $1,077 million for the three months ended March 31, 2026 from $880 million for the three months ended March 31, 2025, with the acquisitions of Snai and NSX contributing an increase in revenue of 21% partially offset by a decrease in UKI sportsbook revenue which contributed a 4% decrease primarily driven by adverse sports results. Sportsbook stakes grew 31% period over period with Snai and NSX contributing 20% of the period over period growth, offsetting a decline in net revenue margin. Favorable changes in foreign currency exchange rates contributed to sportsbook revenue growth of 9% period over period.
Sportsbook net revenue margin decreased by 80 basis points period over period to 11.9%. Structural revenue margin decreased by 40 basis points driven by the impact of faster growth in regions with currently lower structural revenue margins including SEA, CEE and Brazil. There was a 120 basis points adverse impact from unfavorable sports results compared with favorable sports results in the prior period (three months ended March 31, 2026: 100 basis points unfavorable, three months ended March 31, 2025: 20 basis points favorable). An 80 basis points reduction in promotional spend to 3.6% of stakes had a positive impact on net revenue margin, partially offsetting the impacts set out above and was driven by (i) the impact of the Snai and NSX acquisitions where the acquired businesses currently have a lower level of promotional spend and (ii) efficiency improvements in UKI and CEE.
iGaming revenue increased by 32%, to $1,386 million for the three months ended March 31, 2026 from $1,050 million for the three months ended March 31, 2025, with the acquisitions of Snai and NSX contributing revenue growth of 22%. Additionally, revenue growth was driven by performance in Sisal, UKI and CEE, which more than offset the impact of the cessation of operations in India. Favorable changes in foreign currency exchange rates contributed revenue growth of 6%.
Other revenue for the three months ended March 31, 2026 increased by 13% period over period primarily driven by favorable changes in foreign currency exchange rates which contributed revenue growth of 8%.
On a regional basis:
UKI revenue grew by 2% period over period. UKI sportsbook revenue decreased by 11% due to (i) an increase in amounts staked of 2% which was more then offset by the impact of adverse sports results which contributed a period-over-period impact of 230 basis points The overall decrease in sportsbook revenue was partially offset by a favorable change in foreign currency exchange rates which contributed revenue growth of 6%. UKI iGaming revenue grew 14% period-over-period driven by an increase in AMPs of 10%. A favorable change in foreign currency exchange rates contributed revenue growth of 8%.

SEA revenue grew 110% period over period. The acquisition of Snai contributed revenue growth of 78% and the transfer of PokerStars' Southern European customers to SEA from Other regions in the first quarter of 2026 contributed revenue growth of 9%. A favorable change in foreign currency exchange rates contributed revenue growth of 9%. Sportsbook revenue for the region grew 120% period over period due to (i) the acquisition of Snai which contributed an increase in revenue of 103%, and (ii) growth in Sisal due to increase handle which was partially offset by unfavorable sports results. A favorable change in foreign currency exchange rates contributed sportsbook revenue growth of 12%. iGaming revenue grew 104% period over period benefiting from (i) the acquisition of Snai which contributed an increase in revenue of 64%, (ii) growth in Sisal Italy which continues to benefit from Flutter Edge integrations and in Türkiye where an expanding product offering is driving online penetration and (iii) the transfer of PokerStars' Southern European customers to SEA from Other regions which contributed 13% growth. A favorable change in foreign currency exchange rates contributed iGaming revenue growth of 7%.
APAC revenue decreased by 3% period over period. Sportsbook revenue in Australia was 12% higher primarily driven by (i) an increase in amounts staked of 6% which was driven by favorable changes in foreign currency exchange rates, which more than offset a decline in greyhound racing softness and (ii) an improvement in net revenue margin driven by a positive swing in sports result. A favorable change in foreign currency exchange rates contributed revenue growth of 10%. iGaming revenue declined in India by 100% period over period which reflects the prohibition of real-money gaming and subsequent cessation of our Indian operations in August 2025.
CEE revenue grew 14% period over period primarily driven by (i) iGaming growth of 17% period over period, (ii) an increase in sportsbook handle of 26% period over period reflecting Flutter Edge driven product improvements in MaxBet and lapping the impact of Armenian credit card restrictions, which was largely offset by unfavorable sports results. A favorable change in foreign currency exchange rates contributed revenue growth of 7%.
Brazil revenue grew 722% period over period with NSX contributing 711% of revenue growth and Betfair Brazil contributing revenue growth of 11% period over period as we lapped re-registration friction in the prior year following the regulation of the Brazilian market in January 2025. A favorable change in foreign currency exchange rates contributed revenue growth of 12%.
Other regions revenue decreased by 22% period over period primarily driven by the transfer of PokerStars' Southern European customers to the SEA region and by continued declines in activity on the PokerStars global platform.
Adjusted EBITDA for International was $587 million for the three months ended March 31, 2026, a 13% increase from $518 million for the three months ended March 31, 2025, and Adjusted EBITDA margin decreased by 280 basis points to 23.1% for the three months ended March 31, 2026. The acquisitions of Snai and NSX contributed to the increase in Adjusted EBITDA by $69 million and the decrease in Adjusted EBITDA margin by 130 basis points.
The overall decrease in Adjusted EBITDA margin was primarily driven by an increase in cost of sales as a percentage of revenue of 500 basis points from 44.0% for the three months ended March 31, 2025, to 49.0% for the three months ended March 31, 2026, with the acquisitions of Snai and NSX contributing 210 basis points of the period over period increase. The remaining 290 basis points of the increase was primarily driven by (i) a shift in revenue mix toward higher tax products and regions, (ii) an increase in gaming taxes and licensing in CEE and SEA and (iii) a change in classification of the now-mandatory UK gambling levy from general and administrative costs. The increase in cost of sales as a percentage of revenue was partially offset by a reduction in sales and marketing expenses as a percentage of revenue of 70 basis points from 15.5% for the three months ended March 31, 2025 to 14.8% for the three months ended March 31, 2026 primarily due to reduced spend in India and lower relative sales and marketing spend in Snai.
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

The following table reconciles net income, the most comparable GAAP financial measure, to Adjusted EBITDA and Adjusted EBITDA Margin for the fiscal quarters presented:

	Three months ended March 31,
(Amounts in $ millions, except percentages)	2026	2025
Net (loss) income	209	335
Add back:
Income taxes	25	19
Other (expense) income, net	(311)	(216)
Interest expense, net	156	85
Depreciation and amortization	416	294
Share-based compensation expense	49	57
Transaction fees and associated costs [1]	21	1
Restructuring and integration costs [2]	66	41
Adjusted EBITDA	$631	$616
Revenue	$4,304	$3,665
Adjusted EBITDA Margin	14.7%	16.8%
1.During three months ended March 31, 2026, transaction costs of $21 million primarily relate to the Groups contribution to a super political action committee.
2.During the three months ended March 31, 2026, costs of $66 million (three months ended March 31, 2025: $41 million) primarily relate to various restructuring, acquisition integration and other strategic initiatives to drive synergies. The programs are expected to run until 2027. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. It also includes business process re-engineering cost, planning and design of target operating models for the Group's enabling functions and discovery and planning related to the Group's anticipated migration to a new enterprise resource planning system. The costs primarily include severance expenses, advisory fees and temporary staffing costs.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and borrowings from various financial institutions and debt investors. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service our long-term debt, to service our obligations under our operating leases, and to repurchase our ordinary shares subject to economic and market conditions and our capital requirements, and otherwise as described below under “Other Purchase Obligations.” We believe we have the ability and sufficient capacity to meet these cash requirements in the short term and long term by using available cash, internally generated funds and borrowings under the Group’s £1.1 billion committed revolving credit facility. As of March 31, 2026, we had $1,512 million of cash and cash equivalents available for corporate use.
Long-term Debt
As of March 31, 2026, we had an aggregate principal amount of long-term debt of $12 billion, with $52 million due within 12 months. In addition, we are obligated to make periodic interest payments at variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of March 31, 2026, our total interest obligation on long-term debt totaled $639 million payable within 12 months net of hedging. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. Excluded from these amounts are other costs related to indebtedness.
Leases
We have lease arrangements primarily for offices, retail stores and data centers. As of March 31, 2026, the Group had operating lease obligations of $595 million with $153 million payable within 12 months.

Share Repurchase Programs
On September 25, 2024, our Board authorized a share repurchase program (the “2024 Share Repurchase Program”) of up to $5 billion of our ordinary shares. The authorization does not have a stated expiration date. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and our capital requirements. We may from time to time in the future repurchase shares on the open market on a case by case basis or on a non-discretionary basis pursuant to a plan or in any other manner designed to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through block trades, in privately negotiated transactions, by effecting a tender offer, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. As of March 31, 2026, Flutter has repurchased 5,525,026 ordinary shares under the 2024 Share Repurchase Program for a total of $1,242 million.
Other Purchase Obligations
As of March 31, 2026, material cash requirements from known contractual and other obligations relating to sponsorship, marketing, media and other agreements totaled $5,537 million, which includes capital expenditure commitments contracted for but not yet incurred of $11 million. Contractual and other obligations payable in the remainder of fiscal 2026 are $1,543 million.
Cash Flow Information
The following table summarizes our condensed consolidated cash flow information for the periods presented:

	Three months ended March 31,
($ in millions)	2026	2025
Net cash provided by (used in):
Operating activities	$330	$188
Investing activities	$(172)	$(100)
Financing activities	$(458)	$(271)
Three months ended March 31, 2026 compared to three months ended March 31, 2025:
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2026, increased by $142 million, or 76%, to $330 million compared to $188 million of net cash provided by operating activities for the three months ended March 31, 2025.
The movement in our cash flows from operating activities was primarily driven by (i) a cash inflow in player deposit liabilities of $167 million due to timing of sports events and payment of lottery winnings by Sisal in the three months ended March 31, 2025 as a result of the rollover of the lottery jackpot as of December 31, 2024 and (ii) timing of payments, partially offset by (i) an increase in tax payments of $56 million due to payment of withholding tax in the U.S. and the settlement of an uncertain tax benefit in Australia and (ii) higher operating costs period over period.
Investing Activities
Net cash used in investing activities increased by $72 million, or 72%, for the three months ended March 31, 2026, to $172 million compared to $100 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in capital expenditures period over period.

Financing Activities
For the three months ended March 31, 2026, net cash used in financing activities increased by $187 million, or 69%, to $458 million compared to net cash used in financing activities of $271 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in repayment of long-term debt of $734 million period over period primarily driven by repayments on our GBP Revolving Credit Facility due 2028 which was partially offset by (i) an increase in proceeds from issuance of long-term debt of $450 million on our GBP Revolving Credit Facility due 2028 and (ii) a decrease in repurchases of ordinary shares and taxes withheld and paid on employee share awards of $109 million primarily driven by lower share repurchases period over period.
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
Fox Option liability
During the three months ended March 31, 2026, there were no changes to the fair value measurement approach for the Fox Option liability as discussed in the 2025 Annual Report. For the input of subjective assumptions used in the option pricing model, please see Note 15 “Fair Value Measurements” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.
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
Additionally, the fair value of the Fox Option liability may differ significantly from the value that would have been used had a readily available market existed for FanDuel. In addition, changes in the market environment and other events that may occur over the life of the Fox Option may cause the losses ultimately realized on the Fox Option to be different than the unrealized losses reflected in the valuations currently assigned. The range in fair value as of March 31, 2026, is $1 million to $902 million, assuming a 10% increase/decrease in the equity value of the investor units and using the upper and lower end of the ranges of volatility, DLOC and DLOM, as disclosed in Note 15 “Fair Value Measurements” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.

Litigation and Claims
We are regularly involved as plaintiffs or defendants in claims and litigation related to our past and current business operations. We establish an accrued liability for legal claims and indemnification claims when we determine that a loss is both probable and the amount of the loss can be reasonably estimated. Our estimates are based on all known facts at the time and our assessment of the ultimate outcome. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. The estimates require significant judgment, given the varying stages of the proceedings, the numerous yet-unresolved issues in many of the claims and the uncertainty of the various potential outcomes of such claims. We vigorously defend ourselves against what we believe are improper claims, including those asserted in litigation. Due to the unpredictable nature of litigation, there can be no assurance that our accruals will be sufficient to cover the extent of our potential exposure to losses. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by us in connection with the various proceedings could affect our results of operations and financial condition. Please see Note 16 “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.
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
The fair value of the acquired trade name is generally estimated using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. Assumed royalty rates are applied to the projected revenues for the remaining useful life of the trade name to estimate the royalty savings. The fair value of customer relationships is estimated using the multi-period excess earnings method. The multi-period excess earnings method model estimates revenues and cash flows derived from the primary asset and then deducts portions of the cash flow that can be attributed to supporting assets, such as trade name, technology and working capital that contributed to the generation of the cash flows. The resulting cash flow, which is attributable solely to the primary asset acquired, is then discounted at a rate of return commensurate with the risk of the asset to calculate a present value. Please see Note 11 “Business Combinations” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
There have been no significant changes in our exposure to market risk during the three months ended March 31, 2026. Refer to Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the 2025 Annual Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2026, the Company commenced the phased implementation of our new technology infrastructure, business processes, and operating models for our enabling functions related to our new enterprise resource planning system. This has involved changes to our internal controls over financial reporting. Except for these items, there were no other changes to our internal control over financial reporting that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our 2025 Annual Report.
The risks described in our 2025 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about acquisitions of Flutter’s ordinary shares by Flutter during the first quarter of fiscal 2026:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (1)
January 1, 2026 to January 31, 2026	—	—	—	$3,879,289,754
February 1, 2026 to February 28, 2026	—	—	—	$3,879,289,754
March 1, 2026 to March 31, 2026	1,152,508	$104.72	1,152,508	$3,758,594,161
Total	1,152,508	$104.72	1,152,508

(1) On September 25, 2024, our Board authorized the 2024 Share Repurchase Program of up to $5 billion of our ordinary shares. The 2024 Share Repurchase Program does not have a fixed expiration date.
(2) Average price per share excludes any excise tax.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits

Exhibit No.	Description

3.1	Memorandum and Articles of Association of Flutter Entertainment plc (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2024).

10.1	Flutter Entertainment plc Amended and Restated 2024 Omnibus Equity Incentive Plan Including the Non-Employee Sub-Plan (as amended on February 27, 2026).*†

31.1	Certification of Quarterly Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Quarterly Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.1
The following information from Flutter Entertainment plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025; (iii) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity and Redeemable Non-Controlling Interests for the three months ended March 31, 2026 and 2025; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

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

Flutter Entertainment plc
(Registrant)

Date: May 6, 2026	By:	/s/ Peter Jackson
	Name:	Peter Jackson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Rob Coldrake
	Name:	Rob Coldrake
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)