Form 10-Q
period 2026-06-30
Flutter Entertainment plc
filed 2026-08-05
CIK 1635327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 31, 2026, the number of shares of the registrant’s ordinary shares outstanding is 173,539,102.

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
•Flutter’s ability to effectively manage artificial intelligence, machine learning, and related technologies in its operations;
•Flutter's level of indebtedness, including its ability to refinance or incur additional debt, and the impact of related covenants and market conditions on its strategy and financial flexibility;
•The effectiveness of Flutter’s cost transformation program (including expected cost savings);
•The impact of adverse outcomes in litigation;
•Flutter’s ability to adequately protect Flutter’s intellectual property rights;
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

PART I
Item 1.  Financial Statements (unaudited)
FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions except share and per share amounts)

	As of June 30, 2026	As of December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,563	$1,828
Cash and cash equivalents – restricted	72	72
Player deposits – cash and cash equivalents	1,986	1,932
Player deposits – investments	5	23
Accounts receivable, net	130	190
Prepaid expenses and other current assets	761	751
TOTAL CURRENT ASSETS	4,517	4,796
Investments	6	7
Property and equipment, net	575	630
Operating lease right-of-use assets	519	550
Intangible assets, net	6,480	7,019
Goodwill	15,622	15,825
Deferred tax assets	297	309
Other non-current assets	194	144
TOTAL ASSETS	$28,210	$29,280
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$341	$386
Player deposit liability	1,887	1,859
Operating lease liabilities	153	130
Long-term debt due within one year	106	109
Other current liabilities	2,583	2,559
TOTAL CURRENT LIABILITIES	5,070	5,043
Operating lease liabilities – non-current	428	476
Long-term debt	11,872	12,157
Deferred tax liabilities	988	1,105
Other non-current liabilities	497	801
TOTAL LIABILITIES	$18,855	$19,582
COMMITMENTS AND CONTINGENCIES (Note 16)
REDEEMABLE NON-CONTROLLING INTERESTS	377	424
SHAREHOLDERS’ EQUITY
Ordinary shares (Authorized 300,000,000 shares of €0.09 (June 30, 2026: $0.10; December 31, 2025: $0.11) par value each; issued June 30, 2026: 173,481,132 shares; December 31, 2025: 175,224,066 shares)	$36	$36
Additional paid-in capital	2,127	1,989
Accumulated other comprehensive loss	(1,248)	(1,111)
Retained earnings	7,835	8,124
Total Flutter Shareholders’ Equity	8,750	9,038
Non-controlling interests	228	236
TOTAL SHAREHOLDERS’ EQUITY	8,978	9,274
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY	$28,210	$29,280
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
($ in millions except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$4,326	$4,187	$8,630	$7,852
Cost of sales	(2,613)	(2,228)	(5,080)	(4,184)
Gross profit	1,713	1,959	3,550	3,668
Technology, research and development expenses	(300)	(256)	(559)	(471)
Sales and marketing expenses	(1,012)	(789)	(1,978)	(1,629)
General and administrative expenses	(545)	(525)	(1,078)	(956)
Operating (loss) profit	(144)	389	(65)	612
Other income (expense), net	7	(74)	318	142
Interest expense, net	(162)	(110)	(318)	(195)
(Loss) income before income taxes	(299)	205	(65)	559
Income tax benefit (expense)	3	(168)	(22)	(187)
Net (loss) income	(296)	37	(87)	372
Net (loss) income attributable to non-controlling interests and redeemable non-controlling interests	(24)	12	(31)	15
Adjustment of redeemable non-controlling interest to redemption value	2	(80)	—	(31)
Net (loss) income attributable to Flutter shareholders	(274)	105	(56)	388
(Loss) earnings per share
Basic	(1.57)	0.59	(0.32)	2.19
Diluted	(1.57)	0.59	(0.32)	2.17
Other comprehensive income (loss), net of tax:
Effective portion of changes in fair value of cash flow hedges	(2)	(67)	15	(111)
Fair value of cash flow hedges transferred to the income statement	(1)	65	(12)	101
Changes in excluded components of fair value hedge	—	(1)	1	(1)
Foreign exchange gain (loss) on net investment hedges	46	(30)	47	(44)
Foreign exchange (loss) gain on translation of the net assets of foreign currency denominated entities	(42)	778	(174)	1,146
Income tax expense related to items of other comprehensive loss	1	—	—	—
Other comprehensive income (loss)	2	745	(123)	1,091
Other comprehensive income (loss) attributable to Flutter shareholders	4	711	(137)	1,047
Other comprehensive (loss) income attributable to non-controlling interest and redeemable non-controlling interest	(2)	34	14	44
Total comprehensive (loss) income	$(294)	$782	$(210)	$1,463

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS
($ in millions except share amounts)

		Ordinary shares
	Redeemable non- controlling interests	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss)	Retained earnings	Total Flutter shareholders’ equity	Non- controlling interests	Total equity	Net Income
Balance as of December 31, 2025	$424	175,224,066	$36	$1,989	$(1,111)	$8,124	$9,038	$236	$9,274
Net (loss) income	(16)	—	—	—	—	218	218	7	225	209
Adjustment of redeemable non-controlling interest to fair value	(10)	—	—	—	—	10	10	—	10
Shares issued on exercise of employee share options	—	328,870	0	4	—	—	4	—	4
Equity-settled transactions – expense recorded in the income statement	—	—	—	53	—	—	53	—	53
Settlement of liability-classified share-based awards in equity	—	—	—	3	—	—	3	—	3
Repurchase of shares	—	(1,152,508)	0	—	—	(121)	(121)	—	(121)
Dividend distributed to non-controlling interests	—	—	—	—	—	—	—	(12)	(12)
Other comprehensive income (loss)	19	—	—	—	(141)	—	(141)	(3)	(144)
Balance as of March 31, 2026	$417	174,400,428	$36	$2,049	$(1,252)	$8,231	$9,064	$228	$9,292
Net (loss) income	(33)	—	—	—	—	(274)	(274)	11	(263)	(296)
Adjustment of redeemable non-controlling interest to fair value	(8)	—	—	—	—	8	8	—	8
Shares issued on exercise of employee share options	—	333,223	0	2	—	—	2	—	2
Equity-settled transactions – expense recorded in the income statement	—	—	—	67	—	—	67	—	67
Settlement of liability-classified share-based awards in equity	—	—	—	9	—	—	9	—	9
Repurchase of shares	—	(1,252,519)	0	—	—	(130)	(130)	—	(130)
Dividend distributed to non-controlling interests	—	—	—	—	—	—	—	(8)	(8)
Other comprehensive income (loss)	1	—	—	—	4	—	4	(3)	1
Balance as of June 30, 2026	$377	173,481,132	$36	$2,127	$(1,248)	$7,835	$8,750	$228	$8,978

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS
($ in millions except share amounts)

		Ordinary shares
	Redeemable non- controlling interests	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Flutter shareholders’ equity	Non- controlling interests	Total equity	Net Income
Balance as of December 31, 2024	$1,808	177,895,367	$36	$1,611	$(1,927)	$9,573	$9,293	$166	$9,459
Net income	46	—	—	—	—	283	283	6	289	335
Adjustment of redeemable non-controlling interest to fair value	(122)	—	—	—	—	122	122	—	122
Shares issued on exercise of employee share options	—	182,515	0	3	—	—	3	—	3
Equity-settled transactions – expense recorded in the income statement	—	—	—	56	—	—	56	—	56
Repurchase of shares	—	(890,999)	0	—	—	(230)	(230)	—	(230)
Dividend distributed to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	5	—	—	—	336	—	336	5	341
Balance as of March 31, 2025	$1,737	177,186,883	$36	$1,670	$(1,591)	$9,748	$9,863	$173	$10,036
Net income	(74)	—	—	—	—	105	105	6	111	37
Adjustment of redeemable non-controlling interest to fair value	300	—	—	—	—	(300)	(300)	—	(300)
Shares issued on exercise of employee share options	—	312,002	0	3	—	—	3	—	3
Equity-settled transactions – expense recorded in the income statement	—	—	—	70	—	—	70	—	70
Settlement of liability-classified share-based awards in equity	—	121,770	0	29	—	—	29	—	29
Acquisition of NSX	256	—	—	38	—	—	38	—	38
Repurchase of shares	—	(1,249,950)	0	—	—	(304)	(304)	—	(304)
Dividend distributed to non-controlling interests	—	—	—	—	—	—	—	(5)	(5)
Other comprehensive income	17	—	—	—	711	—	711	17	728
Balance as of June 30, 2025	$2,236	176,370,705	$36	$1,810	$(880)	$9,249	$10,215	$191	$10,406
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(87)	$372
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	815	663
Non-cash interest expense, net	9	14
Non-cash operating lease expense	81	71
Unrealized foreign currency exchange loss (gain), net	8	(33)
Loss on disposals	6	—
Share-based compensation – equity classified	120	126
Share-based compensation – liability classified	(3)	3
Other (income) expense, net	(333)	(124)
Deferred tax (benefit) expense	(90)	(16)
Loss on extinguishment	—	14
Change in operating assets and liabilities:
Player deposits - investments	13	113
Accounts receivable	56	28
Prepaid expenses and other current assets	(49)	57
Accounts payable	(20)	(6)
Other liabilities	188	(289)
Player deposit liability	51	(382)
Operating leases liabilities	(72)	(64)
Net cash provided by operating activities	693	547
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(39)	(56)
Purchases of intangible assets	(57)	(42)
Capitalized software	(255)	(205)
Acquisitions, net of cash acquired	—	(2,688)
Proceeds from disposal of intangible assets	—	5
Cash settlement of derivatives designated in net investment hedge	9	21
Net cash used in investing activities	(342)	(2,965)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of ordinary share upon exercise of options	6	6
Proceeds from issuance of long-term debt (net of transactions costs with lenders)	856	6,004
Transaction costs with third parties from issuance of long-term debt	(6)	—
Repayment of long-term debt	(1,055)	(3,140)
Distributions to non-controlling interests	(20)	(9)
Payment of contingent consideration	—	(16)
Purchases of intangible assets with extended payment terms	(30)	—
Repurchase of ordinary shares and taxes withheld and paid on employee share awards	(264)	(583)
Net cash (used in) provided by financing activities	(513)	2,262
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(162)	(156)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	3,832	3,509
Effect of foreign exchange on cash, cash equivalents and restricted cash	(49)	162
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period:	3,621	3,515

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Six months ended June 30,
	2026	2025
CASH, CASH EQUIVALENTS AND RESTRICTED CASH comprise of:
Cash and cash equivalents	$1,563	$1,691
Cash and cash equivalents - restricted	72	79
Player deposits - cash & cash equivalents	1,986	1,745
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period:	$3,621	$3,515
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	325	217
Income tax paid (net of refunds)	159	252
Operating cash flows from operating leases	91	82

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of long lived assets with accrued expense - investing	58	93
Purchase of long lived assets with accrued expense - financing	42	—
Right of use assets obtained in exchange for new operating lease liabilities	44	24
Adjustments to lease balances as a result of remeasurement	18	26
Business acquisitions (including contingent consideration)	—	331
Repurchase of ordinary shares with accrued expense	—	11
Non-cash issuance of common stock upon exercise of options	12	29
Non-cash transaction costs on issuance of long-term debt	—	17
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Flutter Entertainment plc (the “Company” or “Flutter”) and its subsidiaries (together referred to as the “Group”) is a global online sports betting and iGaming entity, operating some of the world’s most innovative, diverse and distinctive online sports betting and gaming brands such as FanDuel, Sky Betting & Gaming, Sportsbet, PokerStars, Paddy Power, Sisal, tombola, Betfair, Adjarabet, MaxBet, Snai and Betnacional. As of June 30, 2026, the Group offers its products in approximately 100 countries. The Company is a public limited company incorporated and domiciled in the Republic of Ireland with operational headquarters in New York.
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
The Group has two reportable segments:
•U.S.; and
•International
The Group’s chief operating decision maker (“CODM”) is the Group’s Chief Executive Officer.
The CODM uses Adjusted EBITDA to allocate resources for each operating segment, which is derived predominantly from the annual budget and forecasting processes. The CODM evaluates performance based on the Adjusted EBITDA of each operating segment by comparing actual results to previously forecasted financial information on a monthly basis. Adjusted EBITDA of each segment is defined as net income (loss) before income taxes; other (expense) income, net; interest expense, net; depreciation and amortization; transaction fees and associated costs; restructuring and integration costs; legal settlements/(loss contingencies) and gaming tax disputes; impairment of property and equipment, intangible assets, right-of-use assets and goodwill and share-based compensation charges.
The Group manages its assets on a total company basis, not by operating segment. As the CODM does not regularly review any asset information by operating segment, the Group therefore does not report asset information by operating segment.
The following table presents the Group’s segment revenue information:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Revenue
U.S.
Sportsbook	$1,039	$1,219	$2,183	$2,353
iGaming[1]	577	507	1,141	979
Other	67	65	122	125
U.S. segment revenue	1,683	1,791	3,446	3,457
International
Sportsbook	1,190	1,041	2,267	1,921
iGaming[1]	1,358	1,268	2,744	2,318
Other	95	87	173	156
International segment revenue	2,643	2,396	5,184	4,395
Total reportable segment revenue	$4,326	$4,187	$8,630	$7,852
1.iGaming revenue for US includes iGaming and Poker and for International includes iGaming, Poker and Lottery.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents disaggregated revenue for the International segment:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
UKI [1]	$971	$936	$1,871	$1,818
Southern Europe and Africa [2]	896	657	1,836	1,105
Asia Pacific [3]	398	402	703	715
Central and Eastern Europe [4]	170	138	330	278
Brazil [5]	72	44	146	53
Other regions [6]	136	219	298	426
Total International segment revenue	$2,643	$2,396	$5,184	$4,395
1.UKI represents Sky Betting & Gaming, Paddy Power and Betfair UK and Ireland operations as well as the tombola brand.
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
6.Other regions comprise PokerStars’ non-Italian and Southern European operations (beginning January 1, 2026, PokerStars Southern Europe operations formed part of the Southern Europe and Africa region, and beginning April 1, 2026, PokerStars’ North America operations formed part of the US region, respectively) and Betfair’s non-Brazilian business.
The information below summarizes revenue from external customers by country for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
U.S.	$1,590	$1,738	$3,280	$3,367
UK	882	849	1,686	1,648
Italy	783	602	1,624	1,007
Australia	401	358	705	629
Ireland	80	77	158	152
Rest of the world	590	563	1,177	1,049
Total revenue	$4,326	$4,187	$8,630	$7,852

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The information below shows the reconciliation of reportable segment Adjusted EBITDA to income before income taxes for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
U.S.	$119	$400	$238	$561
International	476	591	1,063	1,109
Reportable segment Adjusted EBITDA	595	991	1,301	1,670
Unallocated corporate overhead [1]	(87)	(72)	(162)	(135)
Depreciation and amortization	(399)	(369)	(815)	(663)
Share-based compensation expense	(68)	(72)	(117)	(129)
Transaction fees and associated costs [2]	(10)	(19)	(31)	(20)
Restructuring and integration costs [3]	(80)	(70)	(146)	(111)
Legal loss contingencies [4]	(95)	—	(95)	—
Other (expense) income, net	7	(74)	318	142
Interest expense, net	(162)	(110)	(318)	(195)
(Loss) income before income taxes	$(299)	$205	$(65)	$559
1.Unallocated corporate overhead includes shared technology, research and development, sales and marketing, and general and administrative expenses that are not allocated to specific segments.
2.During the three and six months ended June 30, 2026, transaction costs of $10 million and $31 million, respectively, primarily relate to the Group’s contribution to a super political action committee. During the three and six months ended June 30, 2025, transaction costs of $19 million and $20 million, respectively, relate to the Snai and NSX acquisitions.
3.During the three and six months ended June 30, 2026, costs of $80 million and $146 million, respectively (three and six months ended June 30, 2025: $70 million and $111 million, respectively) primarily relate to various restructuring, acquisition integration and other strategic initiatives to drive synergies. The programs are expected to run until 2027. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. It also includes business process re-engineering cost, planning and design of target operating models for the Group's enabling functions and discovery and planning related to the Group's anticipated migration to a new enterprise resource planning system. The costs primarily include severance expenses, advisory fees and temporary staffing costs.
4.During the three and six months ended June 30, 2026, costs of $95 million (three and six months ended June 30, 2025: Nil) include accruals related to historical U.S. sales and use tax that the Group is the process of remediating amounting to $33 million and $62 million in connection with the Indian GST matter.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table includes the significant segment expense categories that are regularly provided to the CODM and included in segment profit and loss for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
U.S.
Revenue	$1,683	$1,791	$3,446	$3,457
Cost of sales[1]	(995)	(968)	(2,038)	(1,924)
Technology, research and development expenses[2]	(109)	(86)	(198)	(168)
Sales and marketing expenses[3]	(353)	(219)	(732)	(593)
General and administrative expenses[4]	(107)	(118)	(240)	(211)
Total U.S. Adjusted EBITDA	119	400	238	561
International
Revenue	2,643	2,396	5,184	4,395
Cost of sales[1]	(1,371)	(1,104)	(2,615)	(1,984)
Technology, research and development expenses[2]	(128)	(107)	(248)	(202)
Sales and marketing expenses[3]	(446)	(376)	(822)	(685)
General and administrative expenses[4]	(222)	(218)	(436)	(415)
Total International Adjusted EBITDA	$476	$591	$1,063	$1,109
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
The following table shows depreciation and amortization (excluding amortization of acquired intangibles), and share-based compensation expenses (excluding share-based compensation for the Group’s executive management, finance, legal and compliance, centralized operations, technology and human resources functions) by reportable segment that are regularly provided to the CODM for review for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
U.S.
Depreciation and amortization excluding amortization of acquired intangibles	$31	$30	$67	$59
Share-based compensation expense	32	33	60	61
Total U.S.	63	63	127	120
International
Depreciation and amortization excluding amortization of acquired intangibles	140	118	292	214
Share-based compensation expense	20	24	29	42
Total International	$160	$142	$321	$256

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. OTHER INCOME (EXPENSE), NET
The following table shows the detail of other income (expense), net for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Foreign exchange (loss) gain, net	$(28)	$25	$(8)	$33
Loss on settlement of long-term debt	—	(14)	—	(14)
Financing related fees not eligible for capitalization	(1)	(1)	(1)	(1)
Loss on disposals	(4)	(3)	(6)	—
Fair value gain (loss) on Fox Option liability	40	(81)	333	124
Total other income (expense), net	$7	$(74)	$318	$142
5. INTEREST EXPENSE, NET
The following table shows the detail of interest expense, net for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Interest and amortization of debt discount and expense on long-term debt, bank guarantees	$(171)	$(128)	$(335)	$(231)
Other interest expense	(3)	(2)	(6)	(4)
Interest income	12	20	23	40
Interest expense, net	$(162)	$(110)	$(318)	$(195)

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. INCOME TAXES
The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
(Loss) income before income taxes	$(299)	$205	$(65)	$559
Income tax (benefit) expense	(3)	168	22	187
Effective tax rate	1.0%	82.0%	(33.8)%	33.5%
The provision for income taxes for the three and six months ended June 30, 2026 and 2025 is based on our projected annual effective tax rate for the applicable fiscal year, adjusted for specific items that are required to be recognized in the interim period in which they are incurred. The Group’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes.
The change between the Group’s effective income tax rate of 1.0% and 82.0% for the three months ended June 30, 2026 and 2025, respectively, was primarily due to the net impact of jurisdictional mix of earnings and discrete items. The discrete items for these periods primarily comprised of the change in the fair value gain on the Fox Option liability and the loss making jurisdictions for which no tax benefit is recognized. For the three months ended June 30, 2025, discrete items included income tax expense resulting from the reorganization of our Betfair Brazil business and increase in our liabilities for various unrecognized tax benefits. Additionally, the Group’s effective income tax rate was affected by share-based compensation tax shortfall for the three months ended June 30, 2026, compared with an excess tax benefit for the three months ended June 30, 2025.
The change between the Group’s effective income tax rate of (33.8%) and 33.5% for the six months ended June 30, 2026 and 2025, respectively, was primarily due to the net impact of jurisdictional mix of earnings and discrete items. The discrete items for these periods primarily comprised of the change in the fair value gain on the Fox Option liability and the loss making jurisdictions for which no tax benefit is recognized. For the six months ended June 30, 2026 discrete items also included, the effect of a contribution to a super political action committee to strengthen our advocacy initiatives which is nondeductible for income tax purposes, whereas for the six months ended June 30, 2025, discrete items also included income tax expense resulting from the reorganization of our Betfair Brazil business and increase in our liabilities for various unrecognized tax benefits. Additionally, the Group’s effective income tax rate was affected by a share-based compensation tax shortfall for the six months ended June 30, 2026, compared with an excess tax benefit for the six months ended June 30, 2025.
As previously reported, we have received a discovery assessment from His Majesty’s Revenue and Customs authority (“HMRC”) relating to an intragroup transfer of intellectual property from the United Kingdom to the United States for the year ended December 31, 2020. As of June 30, 2026, we are in the process of appealing this assessment and previously recognized an unrecognized tax benefit for the estimated settlement which is included in Other non-current liabilities in the Condensed Consolidated Balance Sheets. We do not expect to resolve this matter in the near term and will continue to assess the recognition and measurement criteria of the tax position. While the Group believes that we have strong arguments, there can be no assurance this matter will be resolved favorably.
In May 2026, we received notices of amended assessments from the Australian Tax Office relating to the valuation of intragroup royalties for fiscal years 2014 to 2021. See Note 16 “Commitments and Contingencies” for further details in relation to this ongoing Australia income tax dispute.
Each year the Group files hundreds of tax returns in various national, state, and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. The Group has ongoing income tax audits in various jurisdictions and evaluates tax positions that may be challenged by tax authorities in accordance with accounting for income taxes and accounting for uncertainty in income taxes. As of June 30, 2026, the Group does not expect there to be any material changes to its existing unrecognized tax benefits that would affect the effective tax rate, due to the current position with taxing authorities.

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
7. (LOSS) EARNINGS PER SHARE
The following table sets forth the computation of the Group’s basic and diluted net earnings per ordinary share attributable to the Group:

	Three months ended June 30,		Six months ended June 30,
($ in millions except per share amounts)	2026	2025	2026	2025
Numerator
Net (loss) income	(296)	37	(87)	372
Net (loss) income attributable to non-controlling interests and redeemable non-controlling interests	(24)	12	(31)	15
Adjustment of redeemable non-controlling interest to redemption value	2	(80)	—	(31)
Net (loss) income attributable to Flutter shareholders – basic and diluted	(274)	105	(56)	388

Denominator
Basic weighted average outstanding shares	175	177	175	177
Effective of dilutive stock awards	—	2	—	2
Diluted weighted average outstanding shares	175	179	175	179

Earnings per share
Basic	$(1.57)	$0.59	$(0.32)	$2.19
Diluted	$(1.57)	$0.59	$(0.32)	$2.17
The number of options and restricted shares excluded from the diluted weighted average number of ordinary shares calculation due to their effect being anti-dilutive, as the assumed proceeds were greater than the average market price, was 332,754 and 626,665 for the three and six months ended June 30, 2026, respectively (nil for the three and six months ended June 30, 2025).

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2026 and 2025:

($ in millions)	Fair value hedges	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of March 31, 2026	$(9)	$9	$(1)	$(1,251)	$(1,252)
Other comprehensive (loss) income before reclassifications	—	(2)	—	6	4
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	—	—	(1)
Net current period other comprehensive income (before tax)	—	(3)	—	6	3
Tax effect [1]	—	1	—	—	1
Net current period other comprehensive (loss) income, net of tax	—	(2)	—	6	4
Balance as of June 30, 2026	$(9)	$7	$(1)	$(1,245)	$(1,248)
1. The Group uses the portfolio approach for releasing income tax effects from Accumulated Other Comprehensive Income.

($ in millions)	Fair value hedges	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of December 31, 2025	$(10)	$4	$(1)	$(1,104)	$(1,111)
Other comprehensive income (loss) before reclassifications	—	15	—	(141)	(126)
Amounts reclassified from accumulated other comprehensive income (loss)	1	(12)	—	—	(11)
Net current period other comprehensive income (loss) (before tax)	1	3	—	(141)	(137)
Tax effect [1]	—	—	—	—	—
Net current period other comprehensive income (loss), net of tax	1	3	—	(141)	(137)
Balance as of June 30, 2026	$(9)	$7	$(1)	$(1,245)	$(1,248)
1. The Group uses the portfolio approach for releasing income tax effects from Accumulated Other Comprehensive Income.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in millions)	Fair value hedges	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of March 31, 2025	$(1)	$6	$(1)	$(1,595)	$(1,591)
Other comprehensive (loss) income before reclassifications	(3)	(67)	(1)	714	643
Amounts reclassified from accumulated other comprehensive income	2	65	1	—	68
Net current period other comprehensive (loss) income, before tax	(1)	(2)	—	714	711
Tax effect [1]	—	—	—	—	—
Net current period other comprehensive (loss) income, net of tax	(1)	(2)	—	714	711
Balance as of June 30, 2025	$(2)	$4	$(1)	$(881)	$(880)
1. The Group uses the portfolio approach for releasing income tax effects from Accumulated Other Comprehensive Income.

($ in millions)	Fair value hedges	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of December 31, 2024	$(1)	$14	$(1)	$(1,939)	$(1,927)
Other comprehensive (loss) income before reclassifications	(4)	(111)	(1)	1,058	942
Amounts reclassified from accumulated other comprehensive income	3	101	1	—	105
Net current period other comprehensive (loss) income, before tax	(1)	(10)	—	1,058	1,047
Tax effect [1]	—	—	—	—	—
Net current period other comprehensive (loss) income, net of tax	(1)	(10)	—	1,058	1,047
Balance as of June 30, 2025	$(2)	$4	$(1)	$(881)	$(880)
1. The Group uses the portfolio approach for releasing income tax effects from Accumulated Other Comprehensive Income.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of June 30, 2026, and December 31, 2025:

($ in millions)	As of June 30, 2026	As of December 31, 2025
Prepayments and accrued income	$318	$299
Derivative financial assets	49	29
Income taxes receivable	142	159
Value-added tax and goods and services tax	90	53
Other receivables	162	211
Total prepaid expenses and other current assets	$761	$751
10. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following as of June 30, 2026, and December 31, 2025:

($ in millions)	As of June 30, 2026	As of December 31, 2025
Accrued expenses	$1,100	$1,030
Betting duty, excise tax, data rights, and racefield fees	723	670
Employee benefits and social security	414	444
Liability-classified share-based awards	12	19
Sports betting open positions	103	95
Derivative financial liabilities	22	54
Income taxes payable	38	120
Loss contingencies	105	72
Value-added tax and goods and services tax	66	55
Total other current liabilities	$2,583	$2,559
Loss contingencies include accruals related to regulatory investigations and proceedings including those relating to gaming taxes to the extent to which they may apply to our business and industry.
The Group includes the contract liability in relation to sports betting open positions in the Condensed Consolidated Balance Sheets. The contract liability balance was as follows:

As of June 30, 2026
($ in millions)
Contract liability, beginning of the period [1]	96
Contract liability, end of the period	103

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
We allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on their preliminary estimated fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management at the time of acquisition. These estimates and assumptions are believed to be reasonable, but they are inherently uncertain and may be subject to material change as additional information becomes available . Intangible assets acquired in the transaction included trademarks of $717 million, online customer relationships of $490 million and a point of sale network of $125 million. Goodwill of $1.5 billion was also recognized.The accounting for the transaction was finalized during the current quarter and no material measurement adjustments were recorded.
Acquisition-related costs during the three and six months ended June 30, 2026 were not material. Acquisition-related costs incurred during the three and six months ended June 30, 2025 were $17 million and $18 million, respectively. These are included in the general and administrative expenses in the Group’s Condensed Consolidated Statements of Comprehensive (Loss) Income.
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
We allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on their preliminary estimated fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made at the time of acquisition. These estimates and assumptions are believed to be reasonable, but they are inherently uncertain and may be subject to material change. Intangible assets acquired in the transaction included trademarks of $123 million and online customer relationships of $212 million. Goodwill of $429 million was also recognized. The fair value of the non-controlling interest was $254 million. The accounting for the transaction was finalized during the current quarter and no material measurement adjustments were recorded.
Acquisition-related costs during the three and six months ended June 30, 2026 and June 30, 2025 were not material and are included in the general and administrative expenses in the Group’s Condensed Consolidated Statements of Comprehensive (Loss) Income.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. LONG-TERM DEBT
The Group’s debt comprised of the following:

	As of June 30, 2026		As of December 31, 2025
	Principal outstanding balance in currency of debt (in millions)	Outstanding Balance ($ in millions)	Principal outstanding balance in currency of debt (in millions)	Outstanding Balance ($ in millions)
TLA/TLB/RCF Agreement
GBP First Lien Term Loan A due 2028	£1,034	$1,371	£1,034	$1,392
EUR First Lien Term Loan A due 2028	€380	434	€380	447
USD First Lien Term Loan A due 2028	$166	166	$166	166
GBP Revolving Credit Facility due 2028	£275	365	£400	538
USD First Lien Term Loan B due 2030	$3,817	3,818	$3,836	3,836
USD First Lien Term Loan B due 2032	$1,238	1,238	$1,244	1,244
Senior Secured Notes
EUR Senior Secured Notes due 2029	€500	577	€500	593
USD Senior Secured Notes due 2029	$525	532	$525	532
EUR Senior Secured Notes due 2031	€850	978	€850	1,007
USD Senior Secured Notes due 2031*	$1,625	1,641	$1,625	1,649
GBP Senior Secured Notes due 2031	£700	940	£700	955
Total debt principal including accrued interest		12,060		12,359
Less: unamortized debt issuance costs		(82)		(93)
Total debt		11,978		12,266
Less: current portion of long-term debt		(106)		(109)
Total long-term debt		$11,872		$12,157
*Includes a net fair value basis adjustment related to receive-fixed, pay variable interest rate swap agreements designated as fair value hedges.
As of June 30, 2026, the contractual principal repayments of the Group’s outstanding borrowings, excluding accrued interest, amount to the following:

($ in millions)
2026	$26
2027	52
2028	2,387
2029	1,148
2030	3,692
Thereafter	4,705
Total	$12,010

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Group is obligated to make periodic interest payments at variable rates, depending on the terms of the applicable debt agreements. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events.
During the six months ended June 30, 2026, the Group drew £638 million ($856 million) (June 30, 2025: $227 million) and repaid £763 million ($1,030 million) (June 30, 2025: $232 million) under the GBP revolving credit facility. The Group had an undrawn revolving credit commitment of $1,081 million (£815 million) as of June 30, 2026 (December 31, 2025: $929 million (£690 million)), of which $13 million (£10 million) (December 31, 2025: $13 million (£10 million)) was reserved for issuing guarantees.
As of June 30, 2026, the Group was in compliance with all debt covenants.
13. DERIVATIVES
In the normal course of the Group’s business operations, the Group is exposed to certain risks, including changes in interest rates and foreign currency rates. In order to manage these risks, the Group uses derivative instruments such as cross-currency interest rate swaps, interest rate swaps, foreign exchange forward contracts, options and other instruments with similar characteristics. None of the Group’s derivative instruments are used for speculative purposes.
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
The following table summarizes the Group's outstanding derivative instruments designated as cash flow hedges:

		As of June 30, 2026		As of December 31, 2025
	Hedged Item	Notional ($ in millions)	Expiration date	Notional ($ in millions)	Expiration date
Cross-currency interest rate swaps	USD Senior Secured Notes	525	April 15, 2028	525	April 15, 2026
Interest rate swaps	Term Loan B	1,984	September 30, 2026 to June 30, 2027	1,994	September 30, 2026 to June 30, 2027
Changes in the fair value of the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the gains (losses) of the Company’s designated cash flow hedges for the three and six months ended June 30, 2026 and 2025:

	Amount of (loss) gain recognized in OCI		Location of loss (gain) recognized from AOCI into income (loss)	Amount of loss (gain) reclassified from AOCI into net income (loss)
	Three Months Ended June 30,
($ in millions)	2026	2025		2026	2025
Cross-currency interest rate swaps	(7)	(67)	Interest expense, net	—	2
			Other income (expense), net*	1	66
Interest rate swaps	5	0	Interest expense, net	(2)	(3)
Total	(2)	(67)		(1)	65

	Amount of gain (loss) recognized in OCI		Location of (gain) loss recognized from AOCI into income (loss)	Amount of (gain) loss reclassified from AOCI into net income (loss)
	Six Months Ended June 30,
($ in millions)	2026	2025		2026	2025
Cross-currency interest rate swaps	2	(108)	Interest expense, net	—	3
			Other income (expense), net*	(8)	104
Interest rate swaps	13	(3)	Interest expense, net	(4)	(6)
Total	15	(111)		(12)	101
* Included in foreign exchange gain, net, which is a component of other income (expense), net.
The Group expects to reclassify a gain of $8 million from accumulated other comprehensive income (loss) into earnings within the next 12 months.
Fair value hedges
Cross-currency interest rate swaps
Foreign currency risk arising from a portion of the Group's USD Senior Secured Notes due 2031 is managed using receive fixed rate, pay variable rate and pay variable rate, receive variable rate cross-currency interest rate swaps with the objective of reducing the volatility of foreign currency gains and losses. During the year ended December 31, 2025, the Group also hedged foreign currency risk arising from the Group’s floating rate USD First Lien Term Loan B.
Foreign currency risk is eliminated by exchanging contractual amounts at exchange rates which are determined at contract inception.
As of both June 30, 2026 and December 31, 2025, the notional amounts of cross-currency interest rate swaps designated in a fair value hedge of the USD Senior Secured Notes was $1,000 million (maturing June 4, 2027).
The Group recorded a foreign currency loss of $2 million and a gain of $15 million in earnings for the three and six months ended June 30, 2026, respectively (three and six months ended June 30, 2025: $106 million loss and $150 million loss, respectively), which offset the respective foreign currency gain and loss in respect of the USD First Lien Term Loan B and USD Senior Secured Notes, for the three and six months ended June 30, 2026, respectively.
The Group excludes the cross-currency basis spread in the swaps from the hedge effectiveness assessment and recognizes the excluded component into earnings through the periodic interest settlements on the swaps. Changes in the fair value of the excluded components recognized in other comprehensive income (loss) were nil for the three and six months ended June 30, 2026 (three and six months ended June 30, 2025: $3 million loss and $4 million loss, respectively). The amount recognized in earnings in foreign exchange gain, net, which is a component of other income (expense), net was nil and

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
$1 million loss for three and six months ended June 30, 2026 respectively (three and six months ended June 30, 2025: $2 million loss and $3 million loss, respectively).
Interest rate swaps
Interest rate risk from changes in three month SOFR arising from the fixed rate Senior Secured Notes due 2031 is managed using interest rate swaps that effectively convert the fixed rate senior secured notes into variable rate senior secured notes. Interest risk is managed by exchanging contractual amounts at interest rates determined at swap contract inception.
The notional amount of interest rate swaps designated as fair value hedges of interest rate risk on the USD Senior Secured Notes was $500 million (maturing June 4, 2027) as of June 30, 2026 ($500 million as of December 31, 2025).
The following table presents amounts recorded in long-term debt in the Condensed Consolidated Balance Sheets related to the cumulative basis adjustment for fair value hedges ($ in millions):

	As of June 30, 2026		As of December 31, 2025
	Carrying amount	Cumulative basis adjustment included in the carrying amount	Carrying amount	Cumulative basis adjustment included in the carrying amount
Long-term debt	$1,642	$(4)	$1,648	$3
Net investment hedges
The Group has investments in various subsidiaries with Euro and USD functional currencies. As a result, the Group is exposed to the risk of fluctuations between the Euro and GBP and USD and GBP exchange rates. The Group designated its Euro denominated Term Loan A and Senior Secured Notes due 2029 and 2031 and a portion of its USD Term Loan B (fully discontinued on December 31, 2025) and receive variable rate, pay variable rate cross-currency interest swaps in net investment hedges whereby the Group will receive GBP from, and pay Euro to, the counterparties at exchange rates which are determined at swap contract inception, as a net investment hedge which are intended to mitigate foreign currency exposure related to non-GBP net investments in certain Euro and USD functional subsidiaries.
The following table summarizes the hedging instruments designated in net investment hedge relationships, which were considered highly effective:

	As of June 30, 2026		As of December 31, 2025
	Notional ($ in millions)	Expiration date	Notional ($ in millions)	Expiration date
Euro denominated debt	1,977	November 30, 2028 to June 4, 2031	2,031	November 30, 2028 to June 4, 2031
USD denominated debt	—	—	200	November 30, 2030
Cross-currency interest rate swaps	990	June 4, 2027	1,017	September 30, 2026 to June 30, 2027
Gains (losses) on derivatives designated as net investment hedges recognized in other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 are summarized below (in millions):

	Gains (losses) recognized in OCI
($ in millions)	Three Months Ended June 30,
	2026	2025
Euro denominated debt	28	(10)
USD denominated debt	—	12
Cross-currency interest rate swaps	18	(32)
Total	46	(30)

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Gains (losses) recognized in OCI
($ in millions)	Six Months Ended June 30,
	2026	2025
Euro denominated debt	25	(20)
USD denominated debt	—	12
Cross-currency interest rate swaps	22	(36)
Total	47	(44)
There were no amounts reclassified out of accumulated other comprehensive income pertaining to the net investment hedges during the three and six months ended June 30, 2026 and 2025 as the Group had not sold or liquidated (or substantially liquidated) any of its hedged subsidiaries.
The following table summarizes the fair value of derivatives as of June 30, 2026 and December 31, 2025:

($ in millions)	As of June 30, 2026		As of December 31, 2025
	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	18	(9)	7	(43)
Interest rate swaps	9	—	1	(2)
Total derivatives designated as cash flow hedges	27	(9)	8	(45)

Derivatives designated as fair value hedges:
Cross-currency interest rate swaps	17	—	7	(7)
Interest rate swaps	6	(1)	13	(4)
Total derivatives designated as fair value hedges	23	(1)	20	(11)

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	10	(12)	15	(30)
Total derivatives designated as net investment hedges	10	(12)	15	(30)
Total derivatives	60	(22)	43	(86)
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

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. SHARE-BASED COMPENSATION
The Group maintains various share plans for employees (and, where the specific rules permit, non-executive directors and/or non-employee contractors). Details of material activity within the share plans, for six months ended June 30, 2026, are included below.
Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan (the “2024 Incentive Plan”)
The following table provides a summary of the activity under the 2024 Incentive Plan:

	Restricted Share Awards		Options
	Number of Units	Weighted- Average Fair Value	Number of Units	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2025	984,221	$260	30,834
Granted	1,883,457	$107	52,806
Exercised/vested	(180,098)	$252	(1,451)		—
Cancelled/lapsed	(111,305)	$198	(4,810)
Outstanding as of June 30, 2026	2,576,275	$152	77,379	11	$8
In addition to the plan disclosed above, there were 92,465 awards granted, 635,568 awards vested, 196,681 stock options exercised and 275,301 awards cancelled/lapsed across the Group’s other plans during the six months ended June 30, 2026.
During the six months ended June 30, 2026, market vesting conditions were modified for certain awards. The resulting modification was immaterial to these unaudited condensed consolidated financial statements.
As of June 30, 2026, 4,691,754 restricted awards and options were outstanding across all employee share plans.
During the three and six months ended June 30, 2026, liability-classified awards, amounting to $9 million and $12 million, respectively, were settled by the issuance of ordinary shares of equivalent value.
Total compensation costs included in our condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	Three months ended June 30,
(in millions $)	2026	2025
Cost of sales	$11	$7
Sales and marketing expenses	4	4
Technology, research and development expenses	13	12
General and administrative expenses	40	49
Total	$68	$72

	Six months ended June 30,
(in millions $)	2026	2025
Cost of sales	$19	$13
Sales and marketing expenses	7	8
Technology, research and development expenses	23	22
General and administrative expenses	68	86
Total	$117	$129

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. FAIR VALUE MEASUREMENTS
The Group’s consolidated financial instruments including cash and cash equivalents, player deposits, accounts receivable, other current assets, accounts payable, player deposit liability, and other current liabilities are carried at amortized cost. As of June 30, 2026 and December 31, 2025, the carrying amounts of these financial instruments approximated their fair values because of their short-term nature.
The carrying amount of long-term debt outstanding under the Credit Agreement dated November 24, 2023, (as amended), approximates its fair values, as interest rates on these borrowings approximate current market rates. The fair value of the USD Senior Secured Notes, Euro Senior Secured Notes, and GBP Senior Secured Notes was $2,152 million, $1,539 million and $928 million, respectively, as of June 30, 2026 (December 31, 2025: $2,190 million, $1,603 million and $952 million, respectively). The fair values are based on quoted market prices.
The following tables set forth the fair value of the Group’s financial assets, financial liabilities and redeemable non-controlling interests measured at fair value based on the three-tier fair value hierarchy:

	As of June 30, 2026
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – Investments	$5	$—	$—	$5
Equity securities – Investments	—	—	6	6
Derivative financial assets	—	60	—	60
Total	5	60	6	71
Financial liabilities measured at fair value:
Derivative financial liabilities	—	22	—	22
Fox Option liability	—	—	220	220
Total	—	22	220	242
Redeemable non-controlling interests at fair value	$—	$—	$269	$269

	As of December 31, 2025
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – Investments	$17	$6	$—	$23
Equity securities – Investments	—	—	7	7
Derivative financial assets	—	43	—	43
Total	17	49	7	73
Financial liabilities measured at fair value:
Derivative financial liabilities	—	86	—	86
Fox Option Liability	—	—	560	560
Total	—	86	560	646
Redeemable non-controlling interests at fair value	$—	$—	$309	$309

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
As of June 30, 2026, the Group assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Group determined that its valuations of its derivatives in their entirety are classified in Level 2 of the fair value hierarchy.
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
The fair value of the Fox Option liability amounted to $220 million as of June 30, 2026 and $560 million as of December 31, 2025 which was determined using an option pricing model. As of June 30, 2026 and December 31, 2025, the option exercise price was $4.9 billion and $4.8 billion respectively. The significant unobservable inputs were the enterprise value of FanDuel, the discount for lack of marketability (“DLOM”), the discount for lack of control (“DLOC”), implied volatility and probability of Fox getting licensed.
The enterprise value of FanDuel was determined using an equal weight to the value indications of the discounted cash flow analysis and the guideline public company analysis. The discount rate used in the discounted cash flow analysis was 16.5% and 18.0% as of each of June 30, 2026 and December 31, 2025, respectively.
Additionally, management applied a combined 30.0% discount for lack of marketability and lack of control as of each of June 30, 2026, and December 31, 2025. A range of DLOMs obtained using various securities-based approaches was 13.9% to 22.2%. DLOC was estimated at 20.0% using implied discounts in previous observable transactions involving FanDuel’s equity ownership and data based on Mergerstat studies as of each of June 30, 2026 and December 31, 2025.
Management selected a discount rate of 30.0%, which lies in the first quartile based on the ranges considered by management.
The volatility was 40.0% and 32.0% as of each of June 30, 2026 and December 31, 2025, which was within the range of selected comparable companies. In developing the fair value measurement, the probability of a market participant submitting to and obtaining a license was estimated at 75.0% as of each of June 30, 2026 and December 31, 2025.

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
Redeemable non-controlling interests at fair value
The terms of symmetrical call and put options agreed between the Group and NSX shareholders require exercise price to be calculated at fair market value without giving effect to DLOM and DLOC. The enterprise value of the Brazil reporting unit was determined using an equal weight to the value indications of the discounted cash flow analysis and the guideline public company analysis. For discounted cash flow the Group based discount rates on the Weighted Average Cost of Capital (“WACC”). The WACC combines the required return on equity based on a Capital Asset Pricing Model, which considers the risk-free interest rate based on yield of the 10-year Brazilian Government Bond, market risk premium, and small company premium with the cost of debt of 10.2%, based on BBB credit spread plus the Brazilian risk free rate, adjusted using income tax factor. The beta and ratio of weighted cost of capital was determined based on guideline public company analysis. The median of beta and ratio of equity to debt was 1.05 and 61:39, respectively. The arithmetic average of beta and ratio of equity to debt was 1.04 and 66:34, respectively. The calculation resulted in a WACC of 17.5%. The Exit revenue multiple used in determining the terminal value is based on guideline public companies and the profitability of the Brazil reporting unit was 1.3x. For market approach the equity value was arrived at by multiplying revenue by a revenue multiple of 1.4x based on the median of the Guideline Public company multiples and a control premium of 10% based on the lowest end of the Guideline Public Company Control Premium.
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

($ in millions)	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of March 31, 2026	$6	$(260)	$(254)	$(304)
Total gains or losses for the period:
Included in earnings	—	40	40	—
Included in other comprehensive (loss) income	—	—	—	—
Attribution of net income and other comprehensive income:
Net loss attributable to redeemable non-controlling interest	—	—	—	29
Other comprehensive gain attributable to redeemable non-controlling interest	—	—	—	(2)
Acquisitions and settlements:
Acquisition of redeemable non-controlling interest	—	—	—	—
Settlements	—	—	—	—
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	8
Balance as of June 30, 2026	6	(220)	(214)	(269)
Change in unrealized gains or losses for the period included in earnings	—	40	40	—
Change in unrealized gains or losses for the period included in other comprehensive (loss) income	$—	$—	$—	$(2)

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in millions)	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of December 31, 2025	$7	$(560)	$(553)	$(309)
Total gains or losses for the period:	—	—		—
Included in earnings	—	333	333	—
Included in other comprehensive income	(1)	7	6	—
Attribution of net loss and other comprehensive income:	—	—		—
Net loss attributable to redeemable non-controlling interest	—	—	—	43
Other comprehensive gain attributable to redeemable non-controlling interest	—	—	—	(21)
Acquisitions and settlements:	—	—		—
Acquisition of redeemable non-controlling interest
Settlements
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	18
Balance as of June 30, 2026	6	(220)	(214)	(269)
Change in unrealized gains or losses for the period included in earnings	—	333	333	—
Change in unrealized gains or losses for the period included in other comprehensive income (loss)	$(1)	$7	$6	$—

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of March 31, 2025	$—	$6	$(630)	$(624)	$(1,448)
Total gains or losses for the period:
Included in earnings	—	—	(81)	(81)	—
Included in other comprehensive income	—	1	(39)	(38)	—
Attribution of net loss and other comprehensive income:
Net loss attributable to redeemable non-controlling interest	—	—	—	—	(2)
Other comprehensive gain attributable to redeemable non-controlling interest	—	—	—	—	(10)
Acquisitions and settlements:
Acquisition of redeemable non-controlling interest	—	—	—	—	(256)
Settlements	—	—	—	—	—
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(300)
Balance as of June 30, 2025	—	7	(750)	(743)	(2,016)
Change in unrealized gains or losses for the period included in earnings	—	—	(81)	(81)	—
Change in unrealized gains or losses for the period included in other comprehensive income (loss)	$—	$1	$(39)	$(38)	$—

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of December 31, 2024	$(18)	$6	$(810)	$(822)	$(1,567)
Total gains or losses for the period:
Included in earnings	—	—	124	124	—
Included in other comprehensive income (loss)	2	1	(64)	(61)	—
Attribution of net income and other comprehensive income:
Net income attributable to redeemable non-controlling interest	—	—	—	—	(5)
Other comprehensive loss attributable to redeemable non-controlling interest	—	—	—	—	(10)
Acquisitions and settlements:
Acquisition of redeemable non-controlling interest	—	—	—	—	(256)
Settlements	16	—	—	16	—
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(178)
Balance as of June 30, 2025	—	7	(750)	(743)	(2,016)
Change in unrealized gains or losses for the period included in earnings	—	—	124	124	—
Change in unrealized gains or losses for the period included in other comprehensive income (loss)	$2	$1	$(64)	$(61)	$—
16. COMMITMENTS AND CONTINGENCIES
Guarantees
The Group had uncommitted working capital overdraft facilities as of June 30, 2026 of $22 million (December 31, 2025: $22 million) with Allied Irish Banks p.l.c. These facilities are secured by a Letter of Guarantee from Flutter Entertainment plc.
The Group has bank guarantees: (i) in favor of certain gaming regulatory authorities to guarantee the payment of player funds, player prizes, and certain taxes and fees due by a number of Group companies; and (ii) in respect of certain third-party rental and other property commitments, merchant facilities and third-party letter of credit facilities. The bank guarantees have various expected terms up to November 30, 2039; 23 of the bank guarantees are indefinite lived. The maximum amount of the guarantees as of June 30, 2026 was $636 million (December 31, 2025: $664 million). No claims had been made against the guarantees as of June 30, 2026 (December 31, 2025: nil). The guarantees are secured by counter indemnities from Flutter Entertainment plc and certain of its subsidiary companies. The value of cash deposits over which the guaranteeing banks hold security was $35 million as of June 30, 2026 (December 31, 2025: $39 million).

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other purchase obligations
The Group is a party to several non-cancelable contracts with vendors where the Group is obligated to make future minimum payments under the terms of these contracts as follows:

($ in millions)	Year Ending December 31,
From June 30, 2026 to December 31, 2026	$880
2027	1,937
2028	948
2029	665
2030	161
Thereafter	505
$5,096
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
Austrian and German player claims
As previously reported, the Group has seen a number of player claims in Austria and Germany for reimbursement of historic gaming losses. The basis of these claims is rooted in the Group having provided remote services in Austria and Germany (outside of Schleswig-Holstein) from Maltese entities on the basis of multi-jurisdictional Maltese licenses, which the Group continues to believe is compliant in accordance with EU law. However, the Austrian Courts and certain German Courts consider the Group’s services non-compliant with their respective local laws. The Group strongly disputes the basis of these claims and judgments made by Austrian and German courts in awarding the player’s claims. An increasing number of German courts have ruled in our favor based on mainly procedural factors rather than the argument that the services from Malta were lawful in Germany.
As of June 30, 2026, the Group has recorded an amount of €17 million ($19 million) within loss contingencies forming part of other current liabilities. It is reasonably possible that the actual losses could be in excess of the Group’s accrual. The Group is unable to estimate a reasonably possible loss or range of loss in excess of its accrual due to the complexities and uncertainty around the judicial process.
In addition, there are further claims made against the Group amounting to €46 million ($52 million) as of June 30, 2026, the settlement of which is predicated on the merits of the case and whether the enforcement proceedings are successful in laying claim over the Group’s Maltese assets for settlement of these claims. The Group, based on advice from its legal counsel, believes such cross-border enforcement of judgments is in contravention to Maltese public policy and Regulation (EU) 1215/2012 and has not accrued any liability for these claims. The Group has filed countersuits before the Maltese Civil Court for setting aside these claims. The defendants have also filed garnishee orders with the Maltese Civil Court to attach the Group’s Maltese assets, some of which have already been declined by the Maltese Civil Court. Should the Maltese Courts decide in favor of the Group, the Group believes that there would be grounds for dismissal of all pending player claims instituted against the Group.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Furthermore, during the six months ended June 30, 2026, a new claim by Austrian players was issued in Belgium, which included a claim for $27 million. While the Group believes that it has strong arguments, at this time, the Group is unable to reasonably estimate the likelihood of the outcome of these claims due to the complexities and uncertainty around the judicial process.
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
During the six months ended June 30, 2026, the Group entered into a settlement negotiation and as of June 30, 2026, the Group has recorded an immaterial provision (December 31, 2025: Nil) within loss contingencies forming part of other current liabilities, based on management’s best estimate of the expected settlement amount.
Fast Code Class Action
In January 2025, a class action was initiated on behalf of customers who placed losing bets on live sporting events using Sportsbet’s Fast Codes Service. The suit alleges that the Fast Codes Service did not comply with the Interactive Gambling Act (Cth) and consequently, that Sportsbet engaged in breach of contract, and / or misleading and deceptive conduct in offering it to customers. Sportsbet denies these allegations.
The matter has progressed through key procedural stages, including formal mediation (as ordered by the court) in March 2026, but remains unresolved. The trial is scheduled to commence in August 2026. The Group remains confident in its position and intends to vigorously defend the matter. At this time, the Group cannot reasonably estimate potential losses, or a range thereof, and no loss contingency has been recorded for this matter.
Goods and Services Tax (“GST”) rate applicable to operations in India
As previously reported, Junglee and PokerStars India have been subject to investigations and notices from India’s Directorate General of Goods & Services Tax Intelligence (the “DGGI”) in relation to the historical characterization of real-money games of skill for Goods & Services Tax (“GST”) purposes. While both entities ceased offering real-money gaming in India following the enactment of the Promotion and Regulation of Online Gaming Act in August 2025; the retrospective assessment relates to the period from GST implementation in 2017 through to 2023.
On May 27, 2026, the Supreme Court of India upheld the retrospective levy of 28%, determining that real-money games of skill constitute betting and gambling for GST purposes and therefore should have been taxed at the higher rate of 28%. Based on the Supreme Court's written judgment indicating deposits as the applicable tax base, the Group expects any final demand to be significantly lower than the ₹198.5 billion ($2.1 billion) previously disclosed, although the ultimate amount remains subject to the position taken by the Indian tax authorities, including with respect to interest, penalties, and applicable periods. As of the date of issue of these unaudited condensed consolidated financial statements, no final tax demand has been received.
Having conducted a thorough review of the Group's exposure, including an assessment of the expected realizable value of the assets of Junglee and PokerStars India, the Group has recorded a provision of $62 million forming part of non-current liabilities. The provision reflects the Group's assessment of the potential exposure associated with this matter.
The Group is closely monitoring developments, including the timing and content of any final tax demand, and will continue to evaluate its available legal options.
Income tax dispute in relation to operations in Australia
In May 2026, we received notices of amended assessments from the Australian Tax Office (“ATO”) relating to the valuation of intragroup royalties for fiscal years 2014 to 2021. The Group disputes the ATO’s amended assessment notices.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
In accordance with the ATO’s dispute resolution practices, the Group paid 50% of the assessed income tax (exclusive of interest and penalties) of $53 million (A$74 million) in the second quarter of 2026 to facilitate the formal appeal of the ATO’s assessment, with the balance of the assessments remaining unpaid pending final resolution of this matter. If the Group is ultimately successful, amounts prepaid to the ATO would be refunded. As of June 30, 2026, the payment has been recorded within “Other non-current assets” as a tax assessment deposit in the unaudited condensed consolidated balance sheets.
The Group has not recognized any tax expense in relation to this matter. The Group does not expect to resolve this matter in the near term and will continue to reassess the recognition and measurement criteria of the position.
Proposed tax assessments related to fantasy sports operations
In August 2020, the Office of the Chief Counsel of the U.S. Internal Revenue Service (the “IRS”) issued a Generic Legal Advice Memorandum expressing the view that fantasy sports entry fees are wagers. Consistent with this view, in June 2026, the IRS issued Notices of Proposed Adjustments (“NOPAs”) proposing additional tax assessments for tax years 2018 to 2021. The proposed adjustments primarily relate to the IRS’s assertion that the Group had withholding tax obligations with respect to certain fantasy sports winnings, together with related information reporting matters, including, the alleged failure to timely or accurately furnish Forms W-2G. While the subsequent tax years remain open to possible examination by the IRS, the IRS has not yet proposed any adjustments for those years. The Group has been granted an extension to respond to the 30-day notice issued in connection with the NOPAs until September 2026.
The Group disagrees with the IRS’s position and intends to pursue all available administrative and judicial remedies. As of the date of issue of these unaudited condensed consolidated financial statements, the Group has determined that it is not probable that the IRS’s position will ultimately be sustained, and as a result, no provision has been recorded. However, there can be no assurance as to the outcome of these or related examinations, any subsequent challenge, or the impact of adverse judicial rulings in other cases. In addition, if Group is ultimately unsuccessful in its administrative challenge of the NOPAs, it may be required to make a protective payment to pursue further judicial remedies; any such payment would not constitute an admission of liability and would be recorded as a tax assessment deposit within “Other non-current assets” in the unaudited condensed consolidated balance sheets.
17. SUBSEQUENT EVENTS
On June 12, 2026, the Group announced that it had requested and received approval from the London Stock Exchange (the “LSE”) to be delisted, and on August 3, 2026, it delisted from the LSE. The LSE delisting is not expected to have a material impact on our financial position or operating results other than in relation to expected savings in compliance and certain ancillary costs associated with maintaining the LSE listing.
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
Our Products and Geographies
Our principal products include sportsbook, iGaming and other products, such as exchange betting, pari-mutuel wagering, daily fantasy sports (“DFS”) and prediction markets product offerings in the U.S. In each market that we operate in, we typically offer sports betting, iGaming, or both, depending on the regulatory conditions of that market.
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
US
We believe that our US segment is the largest growth opportunity for the Group. Since 2018 when the key sports betting legislation was overturned by the U.S. Supreme Court, a number of states have moved to legalize and regulate online sports betting and online casino gambling at the state level. As of June 30, 2026, FanDuel online sportsbook was available in 26 states or territories, our FanDuel online casino was available in five states, our FanDuel paid DFS offering was available in 43 states, our FanDuel or TVG online horse racing wagering product was available in 32 states, our FanDuel Predicts product for financial, economic and commodities contracts and our FanDuel free-to-play products were available in all 50 states.
We continue to see a limited cannibalization impact from prediction markets on our existing customer database in regulated sportsbook states based on a comprehensive tracking of deposit data, download data, active tracking and monitoring of the trends we are observing within the FanDuel customer data base. We believe this is attributable to the fundamental differences in product propositions, customer age profiles and concentration of prediction market activity among entertainment-first users. Meanwhile, we continue to view prediction markets as a very attractive, incremental opportunity to acquire customers ahead of sports betting regulation in new states. FanDuel Predicts was expanded nationwide during the first quarter across financial, economic and commodities contracts, with sports available for trading in 18 non-sportsbook states including California, Texas and Florida. We are closely monitoring the implications of the rapid growth in prediction markets on the broader online sports-betting markets.
International
Our International segment operates in approximately 100 different countries in both locally regulated and unregulated markets. Significant regulatory developments during the quarter are discussed below.
UK and Ireland
While more mature than many other European markets, the United Kingdom and Ireland online gaming and betting markets have continued to exhibit growth despite significant regulatory changes, including taxation, in recent years.
In October 2024, the Irish government enacted the Gambling Act 2024, which introduced major reform of gambling laws in Ireland, including the creation of the Gambling Regulatory Authority of Ireland (“GRAI”) with the power to issue licenses and enforce regulation. Betting licenses commenced on July 1, 2026 and, applications for gaming licenses are due to be opened by the GRAI during the first quarter of 2027.
In November 2025, the UK government announced significant increases to remote gambling duties: an increase in remote gaming duty from 21% to 40% effective April 2026; and, an increase in betting duty (excluding horseracing and land-based) from 15% to 25% effective April 2027. In July 2026, the United Kingdom Gambling Commission (“UKGC”) further announced the requirement for financial risk assessments using a staged approach, with timing to be confirmed. The impact of these assessments on our business is not yet clear and will depend on how they are implemented.

Italy
Italy is the largest regulated gambling market in the European Union. In recent years, the regulatory framework in Italy has tightened with a ban on online advertising issued in 2019. In August 2023, the Italian government approved the terms of a new legislative decree to reorganize the entire gambling sector with the primary objective of improving player protection, combating illegal gambling and increasing tax revenues through a new licensing framework. In September 2025, Flutter obtained five licenses for all the brands we operate in Italy, with new concessions became effective on November 13, 2025 and will remain valid for nine years.
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
In April 2026, the Australian government announced reforms to gambling advertising which are expected to enter into force in early 2027. Under the reforms, digital advertising will continue to be permitted, subject to age verification, login and opt-out requirements, while jersey and in-stadia advertising are expected to be banned. The reforms also include a commitment to combat illegal offshore operators, a measure consistent with concerns raised by Sportsbet regarding the risk of consumers migrating to unregulated operators.
Brazil
On January 1, 2025, Brazil launched its regulated market for online sports betting and casino. Our Betfair and Betnacional brands are licensed by the Ministry of Finance Secretariat of Betting and Prizes (Secretaria de Prêmios e Apostas, “SPA”), each with an individual 5-year renewable license valid until December 31, 2029, enabling us to offer approved online sports betting and casino products in the entire Brazilian national territory. On May 29, 2025, Brazil’s Senate approved a bill implementing new rules to ban betting advertising during live sports broadcasts and prohibit the use of celebrities, influencers, and active athletes in gambling promotions. The bill will now be deliberated in the Chamber of Deputies. In January 2026, Brazil’s president approved the gradual tax increase on gaming operators from 12% on gross gaming revenue to 13% in 2026 followed by further increases to 14% in 2027 and 15% from 2028 onwards. An exclusion register was also introduced as a requirement for licensed operators. This register excludes not only Brazilian customers seeking to self-exclude from licensed gambling operators but also requires that recipients of certain welfare benefits are excluded from gambling with licensed operators.

Operating Results
Operational and Financial Metrics for the Group
Three months ended June 30, 2026 compared to three months ended June 30, 2025:
The following table presents our AMPs for the Group, by total Group and by product category for the interim periods indicated:

	Three months ended June 30,
AMPs (Amounts in thousands)	2026	2025
Total Group AMPs [1]	14,287	15,978
Group AMPs by Product Category [1]
Sportsbook	9,152	8,593
iGaming	7,791	8,007
Other	795	2,292
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
The following table presents a summary of our financial results for the periods indicated and is derived from our condensed consolidated financial statements for the interim periods indicated:

	Three months ended June 30,
(Amounts in $ millions, except percentages)	2026	2025
Revenue	$4,326	$4,187
Cost of sales	(2,613)	(2,228)
Gross profit	$1,713	$1,959
Technology, research and development expenses	(300)	(256)
Sales and marketing expenses	(1,012)	(789)
General and administrative expenses	(545)	(525)
Operating (loss) profit	$(144)	$389
Other income (expense), net	7	(74)
Interest expense, net	(162)	(110)
(Loss) income before income taxes	$(299)	$205
Income tax benefit (expense)	3	(168)
Net (loss) income	$(296)	$37
Net (loss) income margin [1]	(6.8)%	0.9%
Adjusted EBITDA [2]	$508	$919
Adjusted EBITDA margin [2]	11.7%	21.9%
1.Net (loss) income margin is net (loss) income divided by revenue.
2.Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. See “—Supplemental Disclosure of Non-GAAP Measures” for additional information about these measures and reconciliations to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Revenue increased by 3%, to $4,326 million for the three months ended June 30, 2026, from $4,187 million for the three months ended June 30, 2025. AMPs decreased 11% period over period to 14 million primarily driven by the cessation of operations in India during 2025. Revenue in our US segment decreased by 6% period over period, driven by a 15% decrease in sportsbook revenue which was partially offset by a 14% increase in iGaming revenue. Revenue in our International segment increased by 10% period over period, primarily driven by the acquisitions of Snai and NSX, which were consolidated from April 30, 2025 and May 14, 2025, respectively, and contributed a 6% increase in revenue.
Cost of sales increased by 17% to $2,613 million for the three months ended June 30, 2026, from $2,228 million for the three months ended June 30, 2025. Cost of sales as a percentage of revenue increased period over period to 60% for the three months ended June 30, 2026 from 53% for the three months ended June 30, 2025. In our U.S. segment, cost of sales as a percentage of revenue increased period over period by 510 basis points, from 54.0% for the three months ended June 30, 2025 to 59.1% for the three months ended June 30, 2026 primarily driven by (i) increased state tax of 200 basis points, (ii) a year-over-year 150 basis points increase due to adverse impact from sports results, (iii) increased generosity, and (iv) higher proportion of iGaming revenue which attract costs of sales at a higher rate, which were partially offset by market access savings and renegotiated commercial agreements. Cost of sales as a percentage of revenue increased in our International segment by 580 basis points, primarily driven by an increase in remote gaming tax in UKI and the acquisition of Snai which has a higher cost of sales as a percentage of revenue. Additionally, there was (i) a $21 million increase in depreciation and amortization, primarily driven by (a) the acquisitions of Snai and NSX and (b) a change in estimate of asset useful lives, and (ii) a $62 million increase in legal loss contingencies due to a provision recorded in the three months ended June 30, 2026 in connection with the Indian GST matter.
Technology, research and development expenses increased by 17%, to $300 million for the three months ended June 30, 2026 from $256 million for the three months ended June 30, 2025 primarily driven by (i) a $23 million increase in our US segment primarily due to an increase in server costs, cloud service costs and investment in FanDuel Predicts, and (ii) a $21 million increase in our International segment primarily driven by (a) a $9 million increase due to the acquisitions of Snai and NSX, (b) cost inflation and (c) server migration costs.
Sales and marketing expenses increased by 28%, to $1,012 million for the three months ended June 30, 2026, from $789 million for the three months ended June 30, 2025. In our US segment, sales and marketing expenses increased by 61% or 880 basis points as a percentage of revenue, primarily driven by increased spend during the FIFA World Cup and investment in FanDuel Predicts. In our International segment, sales and marketing expenses increased by 18.6% or 120 basis points as a percentage of revenue, primarily due to (i) increased investment during the FIFA World Cup and (ii) investment in Brazil. The increase in sales and marketing expenses was also driven by an increase in depreciation and amortization expense of $16 million, primarily due to the full period amortization of acquired intangible assets from the Snai and NSX acquisitions and change in estimated useful lives in our SkyBet and PokerStars brands.
General and administrative expenses increased by 4%, to $545 million for the three months ended June 30, 2026, from $525 million for the three months ended June 30, 2025, primarily driven by a $33 million increase in legal loss contingencies due to an accrual recorded in the three months ended June 30, 2026 for historical US sales and use taxes.
Operating (loss) profit decreased by $533 million, to a $144 million operating loss for the three months ended June 30, 2026, from a $389 million operating profit for the three months ended June 30, 2025, as a result of the factors above.
Other income (expense), net increased by $81 million, to a $7 million income for the three months ended June 30, 2026, from a $74 million expense for the three months ended June 30, 2025. The increase was primarily driven by (i) a movement in the fair value change on the Fox Option liability of $121 million to a gain of $40 million for the three months ended June 30, 2026 from a loss of $81 million for the three months ended June 30, 2025 and (ii) a loss on settlement of debt of $14 million during the three months ended June 30, 2025 driven by the settlement of our bridge credit agreement which financed the acquisition of Snai. These were partially offset by a decrease in foreign exchange gain (loss) of $53 million to a loss of $28 million for the three months ended June 30, 2026 compared to a gain of $25 million for the three months ended June 30, 2025.
Interest expense, net increased by $52 million, to $162 million for the three months ended June 30, 2026, from $110 million for the three months ended June 30, 2025, primarily due to (a) a $47 million increase in interest expense resulting from the June 2025 issuance and subsequent third-quarter 2025 issuance of the Senior Secured Notes due 2031 and the USD First Lien Term Loan B due 2032, and (b) an $8 million reduction in interest income earned on cash and cash equivalents balances driven by lower interest rates.

Income tax benefit (expense) increased by $171 million, to $3 million of income tax benefit for the three months ended June 30, 2026, from $168 million of income tax expense for the three months ended June 30, 2025. The increase in income tax benefit was primarily attributable to the variability in pre-tax book income and loss and the jurisdictional mix of profits in which the Group has a taxable presence. It also reflected (i) $28 million of income tax expense related to the reorganization of the Betfair Brazil business in the fiscal year 2025, and (ii) a share-based compensation tax shortfall of $6 million for the three months ended June 30, 2026, compared to an excess tax benefit of $7 million for the three months ended June 30, 2025.
Net (loss) income decreased by $333 million, to a $296 million net loss for the three months ended June 30, 2026, from $37 million of net income for the three months ended June 30, 2025, and net income margin decreased to 6.8% net loss margin from 0.9% net income margin for the three months ended June 30, 2025, as a result of the factors above.
Adjusted EBITDA decreased by $411 million, to $508 million for the three months ended June 30, 2026, from $919 million for the three months ended June 30, 2025. Adjusted EBITDA margin decreased by 1,020 basis points from 21.9% to 11.7% reflecting the revenue performance and expenses trends outlined above.
Operational and Financial Metrics by Segment
U.S.
The following table presents a summary of our operational metrics for the U.S. segment for the interim periods indicated.

	Three months ended June 30,
AMPs (Amounts in thousands)	2026	2025
Total U.S. AMPs [1]	3,843	3,519
U.S. AMPs by Product Category [1]
Sportsbook	2,907	2,699
iGaming	1,037	907
Other	598	584
Stakes (amounts in $ millions)	$11,958	$11,699
Sportsbook net revenue margin	8.7%	10.4%
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
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA margin for the U.S. segment for the interim periods indicated.

	Three months ended June 30,
(Amounts in $ millions, except percentages)	2026	2025
U.S.
Sportsbook	$1,039	$1,219
iGaming	577	507
Other	67	65
Total U.S. revenue	$1,683	$1,791
Adjusted EBITDA	$119	$400
Adjusted EBITDA margin	7.1%	22.3%

Total revenue for our U.S. segment decreased by 6% period over period to $1,683 million for the three months ended June 30, 2026, from $1,791 million for the three months ended June 30, 2025. AMPs of 3.8 million increased by 9% period over period.

Sportsbook revenue decreased by 15%, where a decrease in net revenue margin was partially offset by a 2% period over period increase in stakes to $11,958 million for the three months ended June 30, 2026.
Sportsbook net revenue margin decreased by 170 basis points period over period to 8.7% for the three months ended June 30, 2026 compared to 10.4% for the three months ended June 30, 2025. This reflected (i) the negative impact from sports results of 70 basis points period over period (three months ended June 30, 2026: 10 basis points favorable, three months ended June 30, 2025: 80 basis points favorable) and (ii) an increase in promotional spend period over period of 140 basis points, primarily due to investment in new state launches and the FIFA World Cup. There was an increase in structural revenue margin of 40 basis points to 14.0% for the three months ended June 30, 2026, primarily driven by soccer performance and high penetration of same game parlay during the FIFA World Cup.
iGaming revenue for the three months ended June 30, 2026 increased by 14% driven by an increase in AMPs of 14% period over period to 1.0 million for the three months ended June 30, 2026 compared to 0.9 million for the three months ended June 30, 2025.
Other revenue for the three months ended June 30, 2026 increased by 3% period over period. The increase was primarily driven by market making revenues which more than offset a decline in DFS revenue.
Adjusted EBITDA for our U.S. segment was $119 million for the three months ended June 30, 2026, a $281 million decrease compared to $400 million for the three months ended June 30, 2025. Adjusted EBITDA margin decreased to 7.1% for the three months ended June 30, 2026 from 22.3% for the three months ended June 30, 2025.
The decrease in Adjusted EBITDA margin was driven by (i) an 880 basis points increase in sales and marketing expenses as a percentage of revenue reflecting additional expenditure during the FIFA World Cup and investment in FanDuel Predicts, (ii) an increase in cost of sales as a percentage of revenue of 510 basis points from 54.0% for the three months ended June 30, 2025 to 59.1% for the three months ended June 30, 2026, primarily driven by (a) increased state tax of 200 basis points, (b) a year-over-year 150 basis points increase due to adverse impact from sports results, (c) increased generosity, and (d) higher proportion of iGaming revenue which attract costs of sales at a higher rate, which were partially offset by market access savings and renegotiated commercial agreements, and (iii) a 170 basis points increase in technology, research and development expenses as a percentage of revenue primarily due to an increase in server costs, cloud service costs and investment in FanDuel Predicts.
International
The following table presents a summary of our operational metrics for the International segment for the interim periods indicated.

	Three months ended June 30,
AMPs (Amounts in thousands)	2026	2025
Total International AMPs [1]	10,445	12,459
International AMPs by Product Category [1]
Sportsbook	6,245	5,894
iGaming	6,754	7,100
Other	197	1,708
Stakes (amounts in $ millions)	$9,019	$7,970
Sportsbook net revenue margin	13.2%	13.1%
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

The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA margin for the International segment for the interim periods indicated.

	Three months ended June 30,
(Amounts in $ millions, except percentages)	2026	2025
International
Sportsbook	$1,190	$1,041
iGaming	1,358	1,268
Other	95	87
Total International revenue	$2,643	$2,396
Adjusted EBITDA	$476	$591
Adjusted EBITDA margin	18.0%	24.7%
The following tables presents disaggregated revenue for the International segment:

	Three months ended June 30,
($ in millions)	2026	2025
UKI [1]	$971	$936
Southern Europe and Africa [2]	896	657
Asia Pacific [3]	398	402
Central and Eastern Europe [4]	170	138
Brazil [5]	72	44
Other regions [6]	136	219
Total International segment revenue	$2,643	$2,396
1.UKI represents Sky Betting & Gaming, Paddy Power and Betfair UK and Ireland operations as well as the tombola brand.
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
6.Other regions comprise PokerStars’ non- Italian and Southern European operations (beginning January 1, 2026, PokerStars Southern Europe operations formed part of the Southern Europe and Africa region, and beginning April 1,2026, PokerStars’ North America operations formed part of the US region, respectively) and Betfair’s non-Brazilian business.
Total revenue for our International segment increased by 10%, to $2,643 million for the three months ended June 30, 2026 from $2,396 million for the three months ended June 30, 2025, with the acquisitions of Snai and NSX contributing an increase in revenue of 6%. Favorable changes in foreign currency exchange rates contributed to an increase in revenue of 3%. AMPs decreased by 16% period over period driven by the cessation of operations in India during August 2025.
Sportsbook revenue increased by 14%, to $1,190 million for the three months ended June 30, 2026 from $1,041 million for the three months ended June 30, 2025, with the acquisitions of Snai and NSX contributing an increase in revenue of 6%. Sportsbook stakes grew 13% period over period, with Snai and NSX contributing 6% of the period over period growth. Favorable changes in foreign currency exchange rates contributed to sportsbook revenue growth of 5% period over period.
Sportsbook net revenue margin increased by 10 basis points to 13.2% for the three months ended June 30, 2026. Structural revenue margin decreased by 20 basis points driven by (i) the impact of faster growth in regions with currently lower structural revenue margins, including CEE and Brazil and (ii) adverse sports and bet mix in APAC. There was a 10 basis points favorable impact from sports results period over period (three months ended June 30, 2026: 40 basis points favorable, three months ended June 30, 2025: 30 basis points favorable). A 20 basis points reduction in promotional spend to 3.4% of stakes had a positive impact on net revenue margin primarily driven by efficiency improvements in APAC and CEE, partially offset by increased investment in UKI and Brazil for the FIFA World Cup.
iGaming revenue increased by 7%, to $1,358 million for the three months ended June 30, 2026 from $1,268 million for the three months ended June 30, 2025, with the acquisitions of Snai and NSX contributing revenue growth of 6%. Additionally, revenue growth was driven by performance in Sisal, UKI and CEE, which more than offset the impact of the cessation of operations in India during August 2025.

Other revenue for the three months ended June 30, 2026 increased by 9% period over period primarily due to Betfair exchange revenue growth driven by IPL and Women’s T20 World Cup.
On a regional basis:
UKI revenue grew by 4% period over period. UKI sportsbook revenue decreased by 2% primarily due to a 1% decline in stakes as customers were adapting to the new SkyBet interface post-migration, partially mitigated by the FIFA World Cup. UKI iGaming revenue grew 7% period over period driven by an increase in AMPs of 22% and sequential improvement on Sky Gaming.
SEA revenue grew 36% period over period. The acquisition of Snai contributed revenue growth of 17%, and the transfer of PokerStars' Southern European customers to SEA from Other regions in the first quarter of 2026 contributed revenue growth of 6%. Sportsbook revenue for the region grew 41% period over period due to (i) the acquisition of Snai, which contributed an increase in revenue of 25%, and (ii) growth in Sisal due to increased handle, primarily driven by product improvements and the FIFA World Cup. Favorable change in foreign currency exchange rates contributed sportsbook revenue growth of 3%. iGaming revenue grew 34% period over period benefiting from (i) the acquisition of Snai, which contributed an increase in revenue of 13%, (ii) growth in Sisal Italy, (iii) expanded product offerings in Türkiye, and (iv) the transfer of PokerStars' Southern European customers to SEA from Other regions which contributed 8% growth. A favorable change in foreign currency exchange rates contributed to an iGaming revenue increase of 2%.
APAC revenue decreased 1% period over period. Sportsbook revenue in Australia was 11% higher, primarily driven by an increase in amounts staked of 12%, due to a favorable change in foreign currency exchange rates of 11%, which more than offset a decline in greyhound racing. iGaming revenue declined in India by 100% period over period which reflects the prohibition of real-money gaming and subsequent cessation of our Indian operations in August 2025. A favorable change in foreign currency exchange rates contributed revenue growth of 9%.
CEE revenue grew 23% period over period primarily driven by (i) iGaming growth of 16% period over period driven by product improvements and increased market share in Serbia, Georgia and Armenia, (ii) an increase in sportsbook handle of 21% period over period and (iii) a 310 basis points improvement in sportsbook net revenue margin due to a higher mix of multi-leg bets and more efficient deployment of generosity.
Brazil revenue grew 64% period over period, with NSX contributing 57% of revenue growth. A favorable change in foreign currency exchange rates contributed revenue growth of 11%.
Other regions revenue decreased by 38% period over period, primarily driven by (i) a 25% decrease due to the transfer of PokerStars' Southern European customers to the SEA region and PokerStars’ North America customers to the US segment and (ii) continued decline in activity on the PokerStars global platform.
Adjusted EBITDA for International was $476 million for the three months ended June 30, 2026, a 19% decrease from $591 million for the three months ended June 30, 2025, and Adjusted EBITDA margin decreased by 670 basis points to 18.0% for the three months ended June 30, 2026. The acquisitions of Snai and NSX contributed to the decrease in Adjusted EBITDA by $14 million and the decrease in Adjusted EBITDA margin by 100 basis points.
The overall decrease in Adjusted EBITDA margin was primarily driven by (i) an increase in cost of sales as a percentage of revenue of 580 basis points from 46.1% for the three months ended June 30, 2025, to 51.9% for the three months ended June 30, 2026, due to (a) an increase in remote gaming duty in the UKI and (b) higher cost of sales in the acquired Snai business, and (ii) an increase of sales and marketing expenses as a percentage of revenue of 120 basis points from 15.7% for the three months ended June 30, 2025 to 16.9% for the three months ended June 30, 2026 primarily due to increased investment during the FIFA World Cup and investment in Brazil.

Six months ended June 30, 2026 compared to six months ended June 30, 2025:
The following table presents our AMPs for the Group, by total Group and by product category for the interim periods indicated:

	Six months ended June 30,
AMPs (Amounts in thousands)	2026	2025
Total Group AMPs [1]	14,333	15,429
Group AMPs by Product Category [1]
Sportsbook	9,167	8,695
iGaming	7,790	7,634
Other	723	1,895
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
The following table presents a summary of our financial results for the periods indicated and is derived from our condensed consolidated financial statements for the interim periods indicated:

	Six months ended June 30,
(Amounts in $ millions, except percentages)	2026	2025
Revenue	$8,630	$7,852
Cost of sales	(5,080)	(4,184)
Gross profit	$3,550	$3,668
Technology, research and development expenses	(559)	(471)
Sales and marketing expenses	(1,978)	(1,629)
General and administrative expenses	(1,078)	(956)
Operating (loss) profit	$(65)	$612
Other income, net	318	142
Interest expense, net	(318)	(195)
(Loss) income before income taxes	$(65)	$559
Income tax expense	(22)	(187)
Net (loss) income	$(87)	$372
Net (loss) income margin [1]	(1.0)%	4.7%
Adjusted EBITDA [2]	$1,139	$1,535
Adjusted EBITDA margin [2]	13.2%	19.5%

1.Net (loss) income margin is net (loss) income divided by revenue.
2.Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. See “—Supplemental Disclosure of Non-GAAP Measures” for additional information about these measures and reconciliations to the most directly comparable financial measures calculated in accordance with U.S. GAAP.

Revenue increased by 10%, to $8,630 million for the six months ended June 30, 2026, from $7,852 million for the six months ended June 30, 2025. AMPs decreased 7% period over period to 14.3 million primarily driven by the cessation of operations in India during 2025. Revenue in our US segment was flat period over period with iGaming growth of 17% period over period being offset by a decrease in sportsbook of 7% period over period. Revenue in our International segment increased by 18% period over period, primarily driven by the acquisitions of Snai and NSX, which were consolidated from April 30, 2025 and May 14, 2025, respectively, and contributed a 12% increase in revenue.
Cost of sales increased by 21% to $5,080 million for the six months ended June 30, 2026, from $4,184 million for the six months ended June 30, 2025. Cost of sales as a percentage of revenue increased period over period to 59% for the six months ended June 30, 2026 from 53% for the six months ended June 30, 2025. In our U.S. segment, cost of sales as a percentage of revenue increased period over period by 340 basis points, from 55.7% for the six months ended June 30, 2025 to 59.1% for the six months ended June 30, 2026, primarily driven by tax rate increases of 210 basis points and the relatively higher proportion of revenue generated in iGaming, which attracts cost of sales at a higher rate. Cost of sales as a percentage of revenue increased in our International segment by 530 basis points primarily driven by an increase in remote gaming tax in UKI and the acquisition of Snai which has higher cost of sales as a percentage of revenue. Additionally, there was (i) an $80 million increase in depreciation and amortization, primarily driven by (a) the acquisitions of Snai and NSX and (b) a change in estimate of asset useful lives, and (ii) a $62 million increase in legal loss contingencies due to a provision recorded in the six months ended June 30, 2026 in connection with the Indian GST matter.
Technology, research and development expenses increased by 19%, to $559 million for the six months ended June 30, 2026 from $471 million for the six months ended June 30, 2025, due to (i) a $46 million increase in our International segment primarily driven by (a) a $16 million increase due to the acquisitions of Snai and NSX, (b) employee costs driven by investment in research and development activities, (c) server migration costs and, (d) inflation, and (ii) a $30 million increase in our US segment, primarily due to increased server and cloud services costs to match the scaling of our business and investments in FanDuel Predicts.
Sales and marketing expenses increased by 21%, to $1,978 million for the six months ended June 30, 2026, from $1,629 million for the six months ended June 30, 2025. In our US segment, sales and marketing expenses increased by 24%, or 410 basis points, as percentage of revenue, primarily driven by investment in the FIFA World Cup, new state launches and in FanDuel Predicts. In our International segment, sales and marketing expenses increased by $137 million, or 20%, with the acquisitions of Snai and NSX contributing $115 million of the increase. As a percentage of revenue, sales and marketing expenses increased by 30 basis points to 15.9% for the six months ended June 30, 2026, primarily due to increased spend during the FIFA World Cup and continued investment in Brazil, partially offset by reduced spend in India and lower relative sales and marketing spend in Snai. The increase in sales and marketing expenses were also driven by an increase in depreciation and amortization expense of $70 million, primarily due to amortization of acquired intangible assets from the Snai and NSX acquisitions and change in estimated useful lives in our SkyBet and PokerStars brands.
General and administrative expenses increased by 13%, to $1,078 million for the six months ended June 30, 2026, from $956 million for the six months ended June 30, 2025. The increase was primarily as a result of (i) a $29 million increase in our US segment, primarily due to increased headcount and legal costs, and (ii) a $21 million increase in our International segment. In our International segment, the increase was primarily driven by (a) the acquisitions of Snai and NSX which contributed a $34 million increase, (b) a $27 million increase in SEA driven by higher staff costs and inflation, in addition to the impact of Snai, and (c) a partial offset of $42 million in the UKI primarily due to savings from retail closures and reclassification of the UK gambling levy to cost of sales. Additionally, there was a period over period increase of $32 million in legal loss contingencies due to an accrual for historical US sales and use tax and an $11 million increase in transaction fees and associated costs, primarily driven by a super political action committee contribution made by FanDuel to strengthen our advocacy initiatives, partially offset by Snai and NSX transaction costs in the six months ended June 30, 2025.
Operating (loss) profit decreased by $677 million, to a $65 million loss for the six months ended June 30, 2026, from a $612 million profit for the six months ended June 30, 2025, as a result of the factors above.

Other income, net increased by $176 million, to $318 million for the six months ended June 30, 2026, from $142 million for the six months ended June 30, 2025. The increase was primarily driven by a movement in the fair value change on the Fox Option liability of $209 million to a gain of $333 million for the six months ended June 30, 2026 from a gain of $124 million for the six months ended June 30, 2025, partially offset by a decrease in foreign exchange gain (loss) of $41 million to a loss of $8 million for the six months ended June 30, 2026 compared to a gain of $33 million for the six months ended June 30, 2025.

Interest expense, net increased by $123 million, to $318 million for the six months ended June 30, 2026, from $195 million for the six months ended June 30, 2025, primarily due to (a) a $106 million increase in interest expense resulting from the June 2025 issuance and subsequent third-quarter 2025 issuances of the Senior Secured Notes due 2031 and the USD First Lien Term Loan B due 2032, and (b) a $17 million reduction in interest income earned on cash and cash equivalents balances driven by lower interest rates.
Income tax expense decreased by $165 million, to $22 million for the six months ended June 30, 2026, from $187 million for the six months ended June 30, 2025. The decrease in income tax expense was primarily attributable to the variability in pre-tax book income and loss and the jurisdictional mix of profits in which the Group has a taxable presence. It also reflected the (i) $28 million of income tax expense related to the reorganization of the Betfair Brazil business in fiscal year 2025, and (ii) a share-based compensation tax shortfall of $13 million for six months ended June 30, 2026, compared to an excess tax benefit of $10 million for the six months ended June 30, 2025.
Net (loss) income decreased by $459 million, to a $87 million net loss for the six months ended June 30, 2026, from $372 million of net income for the six months ended June 30, 2025, and net income margin decreased to 1.0% net loss margin from 4.7% net income margin for the six months ended June 30, 2025, as a result of the factors above.
Adjusted EBITDA decreased by $396 million, to $1,139 million for the six months ended June 30, 2026, from $1,535 million for the six months ended June 30, 2025. Adjusted EBITDA margin decreased by 630 basis points from 19.5% to 13.2% reflecting the revenue performance and expenses trends outlined above.
Operational and Financial Metrics by Segment
U.S.
The following table presents a summary of our operational metrics for the U.S. segment for the interim periods indicated.

	Six months ended June 30,
AMPs (Amounts in thousands)	2026	2025
Total U.S. AMPs [1]	4,055	3,915
U.S. AMPs by Product Category [1]
Sportsbook	3,163	3,164
iGaming	1,060	946
Other	530	486
Stakes (amounts in $ millions)	$25,314	$26,305
Sportsbook net revenue margin	8.6%	8.9%
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
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA margin for the U.S. segment for the interim periods indicated.

	Six months ended June 30,
(Amounts in $ millions, except percentages)	2026	2025
U.S.
Sportsbook	$2,183	$2,353
iGaming	1,141	979
Other	122	125
Total U.S. revenue	$3,446	$3,457
Adjusted EBITDA	$238	$561
Adjusted EBITDA margin	6.9%	16.2%

Total revenue for our U.S. segment was flat period over period, and AMPs of 4.1 million increased by 4% period over period.
Sportsbook revenue decreased by 7%, primarily driven by a 4% period over period decrease in stakes to $25,314 million for the six months ended June 30, 2026 and a decrease in net revenue margin.
Sportsbook net revenue margin decreased by 30 basis points period over period to 8.6% for the six months ended June 30, 2026 compared to 8.9% for the six months ended June 30, 2025. This reflected an increase in promotional spend period over period of 90 basis points primarily due to investment in new state launches and in the FIFA World Cup. Structural revenue margin was flat at 13.9% for both the six months ended June 30, 2026 and the six months ended June 30, 2025, where a reduced proportion of NFL and NBA volume was offset by soccer performance and high penetration of same game parlay during the FIFA World Cup. There was a positive impact from sports results of 60 basis points period over period (six months ended June 30, 2026: 10 basis points unfavorable, six months ended June 30, 2025: 70 basis points unfavorable).
iGaming revenue for the six months ended June 30, 2026 increased by 17%, driven by an increase in AMPs of 12% period over period to 1.1 million for the six months ended June 30, 2026 compared to 0.9 million for the six months ended June 30, 2025.
Other revenue for the six months ended June 30, 2026 decreased by 2% period over period. The decrease was primarily due to a reduction in horse racing revenue, driven by an outage with our payment gateway provider which has since been resolved.
Adjusted EBITDA for our U.S. segment was $238 million for the six months ended June 30, 2026, a $323 million decrease compared to $561 million for the six months ended June 30, 2025. Adjusted EBITDA margin decreased to 6.9% for the six months ended June 30, 2026 from 16.2% for the six months ended June 30, 2025.
The overall decrease in Adjusted EBITDA margin was driven by (i) a 410 basis points increase in sales and marketing expenses as a percentage of revenue reflecting the investments in the FIFA World Cup, new state launches and FanDuel Predicts, (ii) a 340 basis points increase in cost of sales as a percentage of revenue, primarily driven by tax rate increases of 210 basis points, and the relatively higher proportion of revenue generated in iGaming, which attracts cost of sales at a higher rate, (iii) a 90 basis points increase in general and administrative expenses as a percentage of revenues primarily due to increased headcount and legal costs, and (iv) an 90 basis points increase in technology, research and development expenses as a percentage of revenues due to increased server costs, cloud service costs and investment in FanDuel Predicts.
International
The following table presents a summary of our operational metrics for the International segment for the interim periods indicated.

	Six months ended June 30,
AMPs (Amounts in thousands)	2026	2025
Total International AMPs [1]	10,278	11,514
International AMPs by Product Category [1]
Sportsbook	6,005	5,531
iGaming	6,729	6,688
Other	193	1,409
Stakes (amounts in $ millions)	$18,054	$14,882
Sportsbook net revenue margin	12.5%	12.9%
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

The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA margin for the International segment for the interim periods indicated.

	Six months ended June 30,
(Amounts in $ millions, except percentages)	2026	2025
International
Sportsbook	$2,267	$1,921
iGaming	2,744	2,318
Other	173	156
Total International revenue	$5,184	$4,395
Adjusted EBITDA	$1,063	$1,109
Adjusted EBITDA margin	20.5%	25.2%
The following table presents disaggregated revenue for the International segment:

	Six months ended June 30,
($ in millions)	2026	2025
UKI [1]	$1,871	$1,818
Southern Europe and Africa [2]	1,836	1,105
Asia Pacific [3]	703	715
Central and Eastern Europe [4]	330	278
Brazil [5]	146	53
Other regions [6]	298	426
Total International segment revenue	$5,184	$4,395
1.UKI represents Sky Betting & Gaming, Paddy Power and Betfair UK and Ireland operations as well as the tombola brand.
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
6.Other regions comprise PokerStars’ non- Italian and Southern European operations (beginning January 1, 2026, PokerStars Southern Europe operations formed part of the Southern Europe and Africa region, and beginning April 1,2026, PokerStars’ North America operations formed part of the US region, respectively) and Betfair’s non-Brazilian business.
Total revenue for our International segment increased by 18%, to $5,184 million for the six months ended June 30, 2026 from $4,395 million for the six months ended June 30, 2025, with the acquisitions of Snai and NSX contributing an increase in revenue of 12%. Favorable changes in foreign currency exchange rates contributed to an increase in revenue of 5%. AMPs decreased by 11% period over period driven by the cessation of operations in India during 2025.
Sportsbook revenue increased by 18%, to $2,267 million for the six months ended June 30, 2026 from $1,921 million for the six months ended June 30, 2025, with the acquisitions of Snai and NSX contributing an increase in revenue of 13%, partially offset by a decrease in UKI sportsbook revenue, which contributed a 3% decrease primarily driven by adverse sports results. Sportsbook stakes grew 21% period over period, with Snai and NSX contributing 13% of the period over period growth, offsetting a decline in net revenue margin. Favorable changes in foreign currency exchange rates contributed to sportsbook revenue growth of 7% period over period.
Sportsbook net revenue margin decreased by 40 basis points period over period to 12.5%. Structural revenue margin decreased by 30 basis points driven by the impact of faster growth in regions with currently lower structural revenue margins, including SEA, CEE and Brazil. There was a 60 basis points adverse impact from unfavorable sports results compared with favorable sports results in the prior period (six months ended June 30, 2026: 40 basis points unfavorable, six months ended June 30, 2025: 20 basis points favorable). A 50 basis points reduction in promotional spend to 3.5% of stakes had a positive impact on net revenue margin, partially offsetting the impacts set out above, and was driven by (i) the impact of the Snai and NSX acquisitions, where the acquired businesses currently have a lower level of promotional spend, and (ii) efficiency improvements in APAC, UKI and CEE, which were partially offset by increased investment in UKI and Brazil for the FIFA World Cup.

iGaming revenue increased by 18%, to $2,744 million for the six months ended June 30, 2026 from $2,318 million for the six months ended June 30, 2025, with the acquisitions of Snai and NSX contributing revenue growth of 13%. Additionally, revenue growth was driven by performance in Sisal, UKI and CEE, which more than offset the impact of the cessation of operations in India. Favorable changes in foreign currency exchange rates contributed revenue growth of 4%.
Other revenue for the six months ended June 30, 2026 increased by 11% period over period, primarily due to Betfair exchange revenue growth driven by IPL and Women’s T20 World Cup. Favorable changes in foreign currency exchange rates contributed revenue growth of 4%.
On a regional basis:
UKI revenue grew by 3% period over period. UKI sportsbook revenue decreased by 6%, primarily driven by adverse sports results. The overall decrease in sportsbook revenue was partially offset by a favorable change in foreign currency exchange rates, which contributed revenue growth of 4%. UKI iGaming revenue grew 10% period over period driven by an increase in AMPs of 16% due to new and exclusive content. A favorable change in foreign currency exchange rates contributed iGaming revenue growth of 4%.
SEA revenue grew 66% period over period. The acquisition of Snai contributed revenue growth of 42% and the transfer of PokerStars' Southern European customers to SEA from Other regions in the first quarter of 2026 contributed revenue growth of 7%. A favorable change in foreign currency exchange rates contributed revenue growth of 6%. Sportsbook revenue for the region grew 73% period over period due to (i) the acquisition of Snai, which contributed an increase in revenue of 57%, and (ii) growth in Sisal due to increased handle. A favorable change in foreign currency exchange rates contributed sportsbook revenue growth of 6%. iGaming revenue grew 63% period over period benefiting from (i) the acquisition of Snai, which contributed an increase in revenue of 34%, (ii) growth in Sisal Italy, (iii) expanded product offerings in Türkiye and (iv) the transfer of PokerStars' Southern European customers to SEA from Other regions, which contributed 10% growth. A favorable change in foreign currency exchange rates contributed iGaming revenue growth of 6%.
APAC revenue decreased by 2% period over period. Sportsbook revenue in Australia was 12% higher, primarily driven by an increase in amounts staked of 9%, due to a favorable change in foreign currency exchange rates of 11%, which more than offset a decline in greyhound racing. iGaming revenue declined in India by 100% period over period, which reflects the prohibition of real-money gaming and subsequent cessation of our Indian operations in August 2025.
CEE revenue grew 19% period over period primarily reflecting Flutter Edge driven product improvements resulting in (i) iGaming growth of 17% period over period, due to increased market share in Serbia, Georgia and Armenia, and (ii) an increase in sportsbook handle of 24% period over period, which were partially offset by unfavorable sports results. A favorable change in foreign currency exchange rates contributed revenue growth of 5%.
Brazil revenue grew 175% period over period, with NSX contributing 168% of revenue growth and Betfair Brazil contributing revenue growth of 7% period over period as we lapped re-registration friction in the prior year following the regulation of the Brazilian market in January 2025. A favorable change in foreign currency exchange rates contributed revenue growth of 11%.
Other regions revenue decreased by 30% period over period, primarily driven by (i) a 21% decrease due to the transfer of PokerStars' Southern European customers to the SEA region and PokerStars’ North America customers to US segment and (ii) by continued declines in activity on the PokerStars global platform.
Adjusted EBITDA for International was $1,063 million for the six months ended June 30, 2026, a 4% decrease from $1,109 million for the six months ended June 30, 2025, and Adjusted EBITDA margin decreased by 470 basis points to 20.5% for the six months ended June 30, 2026. The acquisitions of Snai and NSX contributed to the increase in Adjusted EBITDA by $55 million and the decrease in Adjusted EBITDA margin by 100 basis points.
The overall decrease in Adjusted EBITDA margin was primarily driven by an increase in cost of sales as a percentage of revenue of 530 basis points from 45.1% for the six months ended June 30, 2025, to 50.4% for the six months ended June 30, 2026, due to an increase of remote gaming tax in UKI and the acquisition of Snai which has higher cost of sales as a percentage of revenue. These were partially offset by a 100 basis points decrease in general and administrative expenses as a percentage of revenues, as revenues increased at a higher rate than general and administrative expenses, as a result of operational leverage.

Supplemental Disclosure of Non-GAAP Measures
Adjusted EBITDA is defined on a Group basis as income (loss) before income taxes; other (expense) income, net; interest expense, net; depreciation and amortization; transaction fees and associated costs; restructuring and integration costs; legal (settlements) loss contingencies; gaming tax disputes; impairment of property and equipment, intangible assets, right-of-use assets and goodwill and share-based compensation charge. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.
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
•Legal (settlements)/loss contingencies and gaming tax disputes, which include charges for specific investigations and litigation, are excluded due to the difficulty in predicting their timing and scope and because they are considered by management to be outside the normal course of business.
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
Adjusted EBITDA and Adjusted EBITDA Margin are not measures of performance or liquidity calculated in accordance with GAAP.. They are unaudited and should not be considered as alternatives to, or more meaningful than, net income (loss) as indicators of our operating performance. In addition, other companies in the betting and gaming industry that report Adjusted EBITDA may calculate Adjusted EBITDA in a different manner and such differences may be material. The definition of Adjusted EBITDA and Adjusted EBITDA Margin may not be the same as the definitions used in any of our debt agreements.
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
The following table reconciles net income, the most comparable GAAP financial measure, to Adjusted EBITDA and Adjusted EBITDA Margin for the fiscal periods presented:

	Three months ended June 30,		Six months ended June 30,
(Amounts in $ millions, except percentages)	2026	2025	2026	2025
Net (loss) income	(296)	37	(87)	372
Add back:
Income taxes	(3)	168	22	187
Other (expense) income, net	(7)	74	(318)	(142)
Interest expense, net	162	110	318	195
Depreciation and amortization	399	369	815	663
Share-based compensation expense	68	72	117	129
Transaction fees and associated costs [1]	10	19	31	20
Restructuring and integration costs [2]	80	70	146	111
Legal loss contingencies [3]	95	—	95
Adjusted EBITDA	$508	$919	$1,139	$1,535
Revenue	$4,326	$4,187	$8,630	$7,852
Adjusted EBITDA Margin	11.7%	21.9%	13.2%	19.5%
1.During the three and six months ended June 30, 2026, transaction costs of $10 million and $31 million, respectively, primarily relate to the Group’s contribution to a super political action committee. During the three and six months ended June 30, 2025, transaction costs of $19 million and $20 million, respectively, relate to the Snai and NSX acquisitions.
2.During the three and six months ended June 30, 2026, costs of $80 million and $146 million, respectively (three and six months ended June 30, 2025: $70 million and $111 million, respectively) primarily relate to various restructuring, acquisition integration and other strategic initiatives to drive synergies. The programs are expected to run until 2027. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. It also includes business process re-engineering cost, planning and design of target operating models for the Group's enabling functions and discovery and planning related to the Group's anticipated migration to a new enterprise resource planning system. The costs primarily include severance expenses, advisory fees and temporary staffing costs.
3.During the three and six months ended June 30, 2026, costs of $95 million (three and six months ended June 30, 2025: Nil) include accruals related to historical U.S. sales and use tax that the Group is in the process of remediating amounting to $33 million and $62 million in connection with the Indian GST matter.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and borrowings from various financial institutions and debt investors. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service our long-term debt, to service our obligations under our operating leases, and to repurchase our ordinary shares subject to economic and market conditions and our capital requirements, and otherwise as described below under “Other Purchase Obligations.” We believe we have the ability and sufficient capacity to meet these cash requirements in the short term and long term by using available cash, internally generated funds and borrowings under the Group’s £1.1 billion committed revolving credit facility. As of June 30, 2026, we had $1,563 million of cash and cash equivalents available for corporate use.
Long-term Debt
As of June 30, 2026, we had an aggregate principal amount of long-term debt of $12 billion, with $52 million due within 12 months. In addition, we are obligated to make periodic interest payments at variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of June 30, 2026, our total interest obligation on long-term debt totaled $660 million payable within 12 months net of hedging. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. Excluded from these amounts are other costs related to indebtedness.

Leases
We have lease arrangements primarily for offices, retail stores and data centers. As of June 30, 2026, the Group had operating lease obligations of $581 million with $153 million payable within 12 months.
Share Repurchase Programs
On September 25, 2024, our Board authorized a share repurchase program (the “2024 Share Repurchase Program”) of up to $5 billion of our ordinary shares. The authorization does not have a stated expiration date. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and our capital requirements. We may from time to time in the future repurchase shares on the open market on a case by case basis or on a non-discretionary basis pursuant to a plan or in any other manner designed to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through block trades, in privately negotiated transactions, by effecting a tender offer, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. As of June 30, 2026, Flutter has repurchased 6,777,545 ordinary shares under the 2024 Share Repurchase Program for a total of $1,372 million.
Other Purchase Obligations
As of June 30, 2026, material cash requirements from known contractual and other obligations relating to sponsorship, marketing, media and other agreements totaled $5,096 million, which includes capital expenditure commitments contracted for but not yet incurred of $7 million. Contractual and other obligations payable in the remainder of fiscal 2026 are $880 million.
Cash Flow Information
The following table summarizes our condensed consolidated cash flow information for the periods presented:

	Six months ended June 30,
($ in millions)	2026	2025
Net cash provided by (used in):
Operating activities	$693	$547
Investing activities	$(342)	$(2,965)
Financing activities	$(513)	$2,262
Six months ended June 30, 2026 compared to six months ended June 30, 2025:
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2026, increased by $146 million, or 27%, to $693 million compared to $547 million of net cash provided by operating activities for the six months ended June 30, 2025.
The movement in our cash flows from operating activities was primarily driven by (i) a cash inflow in player deposit liabilities of $433 million from higher customer balances due to the Fifa World Cup in the six months ended June 30, 2026 and payment of lottery winnings by Sisal in the six months ended June 30, 2025 as a result of the rollover of the lottery jackpot as of December 31, 2024, (ii) a cash inflow in other liabilities of $477 million primarily due to (a) higher accrued expenses period over period driven by gambling duty increases in UKI, the Fifa World Cup and timing of payments across the Group, (b) higher open bets primarily driven by the Fifa World Cup in the six months ended June 30, 2026, (c) lower employee bonus pay out period over period and (d) an increase in legal provisions primarily in connection with the Indian GST matter and (iii) a decrease in income tax payments of $93 million primarily due to a payment of a Snai pre acquisition tax liability in the six months ended June 30, 2025 and utilization of US income tax overpayments made during the six months ended June 30, 2025 in the six months ended June 30, 2026. This was partially offset by (i) an increase in interest payments of $108 million due to higher debt balances period over period, (ii) decreased inflows of $100 million in player deposit investments primarily driven by the selling of debt securities to invest in money market funds during the six months ended June 30, 2025 and (iii) higher operating costs period over period.

Investing Activities
Net cash used in investing activities decreased by $2,623 million, or 88%, for the six months ended June 30, 2026, to $342 million compared to $2,965 million for the six months ended June 30, 2025 driven by a $2,688 decrease in acquisitions net of cash acquired due to the acquisitions of Snai and NSX in the six months ended June 30, 2025.
Financing Activities
For the six months ended June 30, 2026, net cash used in financing activities increased by $2,775 million, to $513 million compared to net cash provided by financing activities of $2,262 million for the six months ended June 30, 2025. The increase was primarily driven by (i) a decrease in repayment of long-term debt of $2,085 million period over period primarily driven by repayments on our bridge credit agreement which financed the acquisition of Snai in the six months ended June 30, 2025 which was partially offset by (i) increased repayments on our GBP Revolving Credit Facility due 2028 and (ii) a $319 decrease in repurchase of ordinary shares and taxes withheld and paid on employee share awards driven by lower share repurchases period over period.
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
Fox Option liability
During the six months ended June 30, 2026, there were no changes to the fair value measurement approach for the Fox Option liability as discussed in the 2025 Annual Report. For the input of subjective assumptions used in the option pricing model, please see Note 15 “Fair Value Measurements” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.
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
Additionally, the fair value of the Fox Option liability may differ significantly from the value that would have been used had a readily available market existed for FanDuel. In addition, changes in the market environment and other events that may occur over the life of the Fox Option may cause the losses ultimately realized on the Fox Option to be different than the unrealized losses reflected in the valuations currently assigned. The range in fair value as of June 30, 2026, is $1 million to $748 million, assuming a 10% increase/decrease in the equity value of the investor units and using the upper and lower end of the ranges of volatility, DLOC and DLOM, as disclosed in Note 15 “Fair Value Measurements” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.

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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
There have been no significant changes in our exposure to market risk during the six months ended June 30, 2026. Refer to Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the 2025 Annual Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2026, the Company continued the phased implementation of our new technology infrastructure, business processes, and operating models for our enabling functions related to our new enterprise resource planning system. This has involved changes to our internal controls over financial reporting. We also made updates to the human resources information system and related business processes used in our key locations, as well as deployed a new betting platform in the US. Except for these items, there were no other changes to our internal control over financial reporting that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about acquisitions of Flutter’s ordinary shares by Flutter during the second quarter of fiscal 2026:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (1)
April 1, 2026 to April 30, 2026	603,914	$106.93	603,914	$3,694,016,120
May 1, 2026 to May 31, 2026	648,605	$101.19	648,605	$3,628,384,057
June 1, 2026 to June 30, 2026	—	—	—	$3,628,384,057
Total	1,252,519	$103.96	1,252,519

(1) On September 25, 2024, our Board authorized the 2024 Share Repurchase Program of up to $5 billion of our ordinary shares. The 2024 Share Repurchase Program does not have a fixed expiration date.
(2) Average price per share excludes any excise tax.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits

Exhibit No.	Description

3.1	Memorandum and Articles of Association of Flutter Entertainment plc (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2026).

10.1	Separation Agreement, dated May 5, 2026, between FanDuel Inc. and Amy Howe.†*+

10.2	Side Letter Agreement, dated May 6, 2026, between Flutter Entertainment plc and Dan Taylor.†*+

31.1	Certification of Quarterly Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Quarterly Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.1
The following information from Flutter Entertainment plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025; (iii) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity and Redeemable Non-Controlling Interests for the three and six months ended June 30, 2026 and 2025; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

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

Flutter Entertainment plc
(Registrant)

Date: August 5, 2026	By:	/s/ Peter Jackson
	Name:	Peter Jackson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Rob Coldrake
	Name:	Rob Coldrake
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)