Form 10-Q
period 2026-09-30
Flutter Entertainment plc
filed 2026-11-04
CIK 1635327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 30, 2026, the number of shares of the registrant’s ordinary shares outstanding is 173,871,245.

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
•The potential impact of general economic conditions, including recessions, economic slowdowns, inflation, rising energy prices, tariffs and/or trade disputes, fluctuating interest rates and instability in the banking system, on Flutter’s liquidity, operations and personnel and ability to raise financing in future;
•The impact of disruptions to Flutter’s proprietary or third-party technology or information systems;
•Flutter’s ability to obtain and maintain licenses with gaming authorities;
•The failure of additional jurisdictions to legalize and regulate online betting and iGaming;
•Flutter’s ability to comply with complex, varied and evolving U.S. and international laws and regulations relating to its business;
•The uncertain and evolving legal and regulatory treatment of prediction markets and its impact on Flutter’s prediction markets strategy, products and market making activities;
•The effectiveness of Flutter’s restructuring and cost transformation programs (including expected cost savings);
•Flutter’s ability to retain or recruit officers, key employees or directors;
•Flutter’s ability to adequately plan for succession and effectively manage leadership transitions, including changes in its executive management team;
•Flutter’s ability to effectively manage artificial intelligence, machine learning, and related technologies in its operations;
•Flutter’s level of indebtedness, including its ability to refinance or incur additional debt, and the impact of related covenants and market conditions on its strategy and financial flexibility;
ii

•The impact of adverse outcomes in litigation or tax disputes;
•Flutter’s ability to adequately protect Flutter’s intellectual property rights;
•The impact of data security breaches or cyber-attacks on Flutter’s systems; and
•Flutter’s ability to prevent and remediate material weaknesses in its internal control over financial reporting.
Additional factors that could cause the Company’s results to differ materially from those described in the forward-looking statements can be found in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026, in Part II, “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and other periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the Company’s filings with the SEC. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
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

PART I
Item 1.  Financial Statements (unaudited)
FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions except share and per share amounts)

	As of September 30, 2026	As of December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,708	$1,828
Cash and cash equivalents – restricted	95	72
Player deposits – cash and cash equivalents	2,117	1,932
Player deposits – investments	—	23
Accounts receivable, net	129	190
Prepaid expenses and other current assets	899	751
TOTAL CURRENT ASSETS	4,948	4,796
Investments	15	7
Property and equipment, net	544	630
Operating lease right-of-use assets	498	550
Intangible assets, net	5,952	7,019
Goodwill	15,046	15,825
Deferred tax assets	281	309
Other non-current assets	150	144
TOTAL ASSETS	$27,434	$29,280
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$364	$386
Player deposit liability	1,987	1,859
Operating lease liabilities	142	130
Long-term debt due within one year	170	109
Other current liabilities	2,752	2,559
TOTAL CURRENT LIABILITIES	5,415	5,043
Operating lease liabilities – non-current	417	476
Long-term debt	12,143	12,157
Deferred tax liabilities	819	1,105
Other non-current liabilities	372	801
TOTAL LIABILITIES	$19,166	$19,582
COMMITMENTS AND CONTINGENCIES (Note 17)
REDEEMABLE NON-CONTROLLING INTERESTS	112	424
SHAREHOLDERS’ EQUITY
Ordinary shares (Authorized 300,000,000 shares of €0.09 (September 30, 2026: $0.10; December 31, 2025: $0.11) par value each; issued September 30, 2026: 173,820,519 shares; December 31, 2025: 175,224,066 shares)	$36	$36
Additional paid-in capital	2,188	1,989
Accumulated other comprehensive loss	(1,242)	(1,111)
Retained earnings	6,940	8,124
Total Flutter Shareholders’ Equity	7,922	9,038
Non-controlling interests	234	236
TOTAL SHAREHOLDERS’ EQUITY	8,156	9,274
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY	$27,434	$29,280
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
($ in millions except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$3,874	$3,794	$12,504	$11,646
Cost of sales	(2,356)	(2,168)	(7,436)	(6,352)
Gross profit	1,518	1,626	5,068	5,294
Technology, research and development expenses	(350)	(275)	(909)	(746)
Sales and marketing expenses	(1,168)	(966)	(3,146)	(2,595)
General and administrative expenses	(650)	(702)	(1,728)	(1,658)
Goodwill impairment	(541)	(517)	(541)	(517)
Operating loss	(1,191)	(834)	(1,256)	(222)
Other income, net	107	152	425	294
Interest expense, net	(159)	(152)	(477)	(347)
Loss before income taxes	(1,243)	(834)	(1,308)	(275)
Income tax benefit (expense)	95	45	73	(142)
Net loss	(1,148)	(789)	(1,235)	(417)
Net loss attributable to non-controlling interests and redeemable non-controlling interest	(286)	(29)	(317)	(14)
Adjustment of redeemable non-controlling interest to redemption value	—	(70)	—	(101)
Net loss attributable to Flutter shareholders	(862)	(690)	(918)	(302)
Loss per share
Basic	(4.90)	(3.91)	(5.25)	(1.72)
Diluted	(4.90)	(3.91)	(5.25)	(1.72)
Other comprehensive income (loss), net of tax:
Effective portion of changes in fair value of cash flow hedges	4	12	19	(99)
Fair value of cash flow hedges transferred to the income statement	(2)	(13)	(14)	88
Changes in excluded components of fair value hedge	1	5	2	4
Foreign exchange gain (loss) on net investment hedges	30	(66)	77	(110)
Foreign exchange (loss) gain on translation of the net assets of foreign currency denominated entities	(28)	(82)	(202)	1,064
Fair value movements on available for sale debt instruments	—	—	—	—
Other comprehensive income (loss)	5	(144)	(118)	947
Other comprehensive income (loss) attributable to Flutter shareholders	6	(181)	(131)	866
Other comprehensive (loss) income attributable to non-controlling interest and redeemable non-controlling interest	(1)	37	13	81
Total comprehensive (loss) income	$(1,143)	$(933)	$(1,353)	$530
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

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS
($ in millions except share amounts)

		Ordinary shares
	Redeemable non- controlling interests	Shares		Amount	Additional paid-in capital	Accumulated other comprehensive (loss)	Retained earnings	Total Flutter shareholders’ equity	Non- controlling interests	Total equity	Net loss
Net (loss) income	(298)	—	—	—	—	—	(862)	(862)	12	(850)	(1,148)
Adjustment of redeemable non-controlling interest to fair value	33	—	—	—	—	—	(33)	(33)	—	(33)
Shares issued on exercise of employee share options	—	339,387	0	0	—	—	—	—	—	—
Equity-settled transactions – expense recorded in the income statement	—	—	—	—	61	—	—	61	—	61
Dividend distributed to non-controlling interests	—	—		—	—	—	—	—	(12)	(12)
Proceeds from non-controlling interests	—	—		—	—	—	—	—	7	7
Other comprehensive income (loss)	—	—		—	—	6	—	6	(1)	5
Balance as of September 30, 2026	$112	173,820,519	36	$36	$2,188	$(1,242)	$6,940	$7,922	$234	$8,156

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

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTERESTS (continued)
($ in millions except share amounts)

				Ordinary shares
	Redeemable non- controlling interests			Shares		Amount		Additional paid-in capital	Accumulated other comprehensive (loss)	Retained earnings	Total Flutter shareholders’ equity	Non- controlling interests	Total equity	Net loss
Net (loss) income	(107)			—		—		—	—	(690)	(690)	8	(682)	(789)
Adjustment of redeemable non-controlling interest to fair value	(59)			—		—		—	—	1	1	—	1
Shares issued on exercise of employee share options	—			298,643		0		1	—	—	1	—	1
Equity-settled transactions – expense recorded in the income statement	—			—		—		60	—	—	60	—	60
Acquisition of redeemable non-controlling interests	(1,620)			—		—		58	—	—	58	—	58
Repurchase of shares	—			(769,687)		0		—	—	(220)	(220)	—	(220)
Dividend distributed to non-controlling interests	(2)			—		—		—	—	—	—	(9)	(9)
Other comprehensive income (loss)	37			—		—		—	(181)	—	(181)	0	(181)
Balance as of September 30, 2025	$485	—	—	175,899,661	—	$36	—	$1,929	$(1,061)	$8,340	$9,244	$190	$9,434

FLUTTER ENTERTAINMENT PLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,235)	$(417)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,220	1,082
Impairment loss	873	559
Change in fair value of derivatives	4	(11)
Non-cash interest expense, net	74	87
Non-cash operating lease expense	118	106
Unrealized foreign currency exchange loss (gain), net	21	(60)
Loss on disposals	3	1
Share-based compensation – equity classified	181	186
Share-based compensation – liability classified	(5)	14
Other (income) expense, net	(454)	(250)
Deferred tax benefit	(239)	(5)
Loss on extinguishment	—	23
Change in operating assets and liabilities:
Player deposits - investments	18	117
Accounts receivable	56	31
Prepaid expenses and other current assets	(89)	(29)
Accounts payable	13	47
Other liabilities	298	(385)
Player deposit liability	158	(244)
Operating leases liabilities	(111)	(96)
Net cash provided by operating activities	904	756
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(59)	(69)
Purchases of intangible assets	(71)	(105)
Capitalized software	(397)	(313)
Acquisitions, net of cash acquired	—	(2,688)
Proceeds from disposal of intangible assets	—	5
Cash settlement of derivatives designated in net investment hedge	13	35
Investment in equity securities	(10)	—
Net cash used in investing activities	(524)	(3,135)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of ordinary share upon exercise of options	6	7
Proceeds from issuance of long-term debt (net of transactions costs with lenders)	1,621	10,084
Transaction costs with third parties from issuance of long-term debt	(6)	(20)
Repayment of long-term debt	(1,531)	(5,054)
Acquisition of redeemable non-controlling interests	—	(1,620)
Distributions to non-controlling interests	(32)	(20)
Payment of contingent consideration	—	(16)
Purchases of intangible assets with extended payment terms	(44)	—
Repurchase of ordinary shares and taxes withheld and paid on employee share awards	(264)	(844)
Proceeds from issuance of equity to non-controlling interest	7	—
Net cash (used in) provided by financing activities	(243)	2,517
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	137	138
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	3,832	3,509
Effect of foreign exchange on cash, cash equivalents and restricted cash	(49)	87
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period:	3,920	3,734

FLUTTER ENTERTAINMENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Nine months ended September 30,
	2026	2025
CASH, CASH EQUIVALENTS AND RESTRICTED CASH comprise of:
Cash and cash equivalents	$1,708	$1,727
Cash and cash equivalents - restricted	95	68
Player deposits - cash & cash equivalents	2,117	1,939
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period:	$3,920	$3,734
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	426	321
Income tax paid (net of refunds)	293	326
Operating cash flows from operating leases	139	124

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of long lived assets with accrued expense - investing	46	84
Purchase of long lived assets with accrued expense - financing	28	—
Right of use assets obtained in exchange for new operating lease liabilities	61	28
Adjustments to lease balances as a result of remeasurement	25	40
Business acquisitions (including contingent consideration)	—	331
Non-cash issuance of common stock upon exercise of options	12	29
Non-cash transaction costs on issuance of long-term debt	—	8
Asset retirement obligation	—	10
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Flutter Entertainment plc (the “Company” or “Flutter”) and its subsidiaries (together referred to as the “Group”) is a global online sports betting and iGaming entity, operating some of the world’s most innovative, diverse and distinctive online sports betting and gaming brands such as FanDuel, Sky Betting & Gaming, Sportsbet, PokerStars, Paddy Power, Sisal, tombola, Betfair, Adjarabet, MaxBet, Snai and Betnacional. As of September 30, 2026, the Group offers its products in approximately 100 countries. The Company is a public limited company incorporated and domiciled in the Republic of Ireland with operational headquarters in New York.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation — These Unaudited Condensed Consolidated Financial Statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim reporting and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). As such, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Group’s audited consolidated financial statements as of and for the year ended December 31, 2025. Accordingly, these Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Group’s consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 26, 2026 (the “2025 Annual Report”). These Unaudited Condensed Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Group’s Unaudited Condensed Consolidated Financial Statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year, due to seasonal fluctuations in the Group’s revenue as a result of the timing of various sports seasons, sporting events and other factors.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure, in the notes to consolidated financial statements, of specified information about certain costs and expenses. The ASU’s amendments are effective for fiscal years beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted. The Group is finalizing its assessment of the potential impacts of ASU 2024-03, which are expected to be limited to disclosure in the notes to the consolidated financial statements.
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
In November 2025, the FASB issued ASU 2025-09 Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, with the objective to more closely align hedge accounting with the economics of an entity’s risk management activities. The ASU’s amendments are effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods with early adoption permitted on any date on or after the issuance of ASU 2025-09. The Group is currently assessing the timing of adoption and the potential impacts of ASU 2025-09. The Group does not expect material impacts resulting from the amendments.
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
The following table presents the Group’s segment revenue information:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Revenue
U.S.
Sportsbook	$817	$783	$3,000	$3,136
iGaming[1]	572	530	1,713	1,509
Other	66	55	188	180
U.S. segment revenue	1,455	1,368	4,901	4,825
International
Sportsbook	963	982	3,230	2,903
iGaming[1]	1,379	1,369	4,123	3,687
Other	77	75	250	231
International segment revenue	2,419	2,426	7,603	6,821
Total reportable segment revenue	$3,874	$3,794	$12,504	$11,646
1.iGaming revenue for US includes iGaming and Poker and for International includes iGaming, Poker and Lottery.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents disaggregated revenue for the International segment:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
UKI [1]	$889	$853	$2,760	$2,671
Southern Europe and Africa [2]	836	743	2,672	1,848
Asia Pacific [3]	349	363	1,052	1,078
Central and Eastern Europe [4]	166	151	496	429
Brazil [5]	60	87	206	140
Other regions [6]	119	229	417	655
Total International segment revenue	$2,419	$2,426	$7,603	$6,821
1.UKI represents Sky Betting & Gaming, Paddy Power and Betfair UK and Ireland operations as well as the tombola brand.
2.Southern Europe and Africa comprises the Italian operations of our Sisal, Snai (effective from the acquisition date of April 30, 2025) and PokerStars brands as well as Sisal’s business in Türkiye and Morocco and PokerStars’ Southern European operations (beginning January 1, 2026).
3.Asia Pacific includes our Sportsbet business in Australia and Junglee in India (until August 22, 2025).
4.Central and Eastern Europe comprises Adjarabet in Georgia and Armenia together with MaxBet in Serbia, Bosnia and Herzegovina, North Macedonia and Montenegro.
5.Brazil reflects our Betfair and Betnacional (effective from the acquisition date of May 14, 2025) operations in the region. Following the Provisional Measure No. 1,394 (the “Measure”) announced on September 25, 2026 banning fixed-odds sports betting and online gaming, our operations in Brazil are currently ceased. In October 2026, the Group announced the closure of Betfair Brazil and the decision to focus on a single-brand strategy in Brazil intended to ensure an agile operating model to navigate the future regulatory environment.
6.Other regions comprise PokerStars’ non-Italian and Southern European operations (beginning January 1, 2026, PokerStars Southern Europe operations formed part of the Southern Europe and Africa region, and beginning April 1, 2026, PokerStars’ North America operations formed part of the US region, respectively) and Betfair’s International business excluding Betfair Brazil.
The information below summarizes revenue from external customers by country for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
U.S.	$1,380	$1,330	$4,660	$4,697
UK	799	767	2,485	2,415
Italy	728	694	2,352	1,701
Australia	348	336	1,053	965
Ireland	72	73	230	225
Rest of the world	547	594	1,724	1,643
Total revenue	$3,874	$3,794	$12,504	$11,646

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The information below shows the reconciliation of reportable segment Adjusted EBITDA to income before income taxes for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
U.S.	$3	$51	$241	$612
International	435	505	1,498	1,614
Reportable segment Adjusted EBITDA	438	556	1,739	2,226
Unallocated corporate overhead [1]	(78)	(78)	(240)	(213)
Depreciation and amortization	(405)	(419)	(1,220)	(1,082)
Share-based compensation expense	(59)	(71)	(176)	(200)
Transaction fees and associated costs [2]	(1)	(204)	(32)	(224)
Restructuring and integration costs [3]	(108)	(59)	(254)	(170)
Legal loss contingencies [4]	(105)	—	(200)	—
Other income, net	107	152	425	294
Interest expense, net	(159)	(152)	(477)	(347)
Impairment [5]	(873)	(559)	(873)	(559)
Loss before income taxes	$(1,243)	$(834)	$(1,308)	$(275)
1.Unallocated corporate overhead includes shared technology, research and development, sales and marketing, and general and administrative expenses that are not allocated to specific segments.
2.During the nine months ended September 30, 2026, transaction costs of $32 million primarily relate to the Group’s contribution to a super political action committee. During the three months ended September 30, 2025, transaction costs of $204 million primarily relate to the Boyd market access payment. During the nine months ended September 30, 2025, transaction costs of $224 million mainly relate to the Boyd market access payment and the Snai and NSX acquisitions.
3.During the three and nine months ended September 30, 2026, costs of $108 million and $254 million, respectively (three and nine months ended September 30, 2025: $59 million and $170 million, respectively) primarily relate to various restructuring, acquisition integration and other strategic initiatives to drive synergies. The programs are expected to run until 2029. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. It also includes business process re-engineering cost, planning and design of target operating models for the Group's enabling functions and discovery and planning related to the Group's anticipated migration to a new enterprise resource planning system. The costs primarily include severance expenses, advisory fees and temporary staffing costs.
4.During the three months ended September 30, 2026, $105 million relates to a provision recognized to facilitate a potential resolution of the Fast Code Class Action, partially offset by an adjustment in connection with the Indian GST matter (three months ended September 30, 2025: Nil). During the nine months ended September 30, 2026, $200 million relates to provisions recognized in connection with (i) a historical U.S. sales and use tax matter, (ii) the Fast Code Class Action and (iii) the Indian GST matter (nine months ended September 30, 2025: Nil).
5.During the three and nine months ended September 30, 2026, the Group recognized impairment charges of $873 million related to Brazil within the International segment, due to the previously disclosed challenging trading environment driven by government implemented socio-economic measures together with the Measure announced on September 25, 2026 banning fixed-odds sports betting and online gaming. Out of the total impairment charge of $873 million, $296 million is related to long-lived assets and $541 million is related to goodwill. Long-lived asset impairment charges primarily included $122 million related to the trademark, $108 million related to customer relationships, $31 million related to technology, and $22 million related to capitalized development costs. Trademark and customer relationships impairment charges were recognized in sales and marketing expenses; technology and capitalized development costs in technology, research and development expenses; and license cost in cost of sales. The impairment charges related to property, plant and equipment and right-of-use assets were recognized in general and administrative expenses.
During the three and nine months ended September 30, 2025, the Group recognized impairment charges of $559 million mainly related to Junglee. The Promotion and Regulation of Online Gaming Act, 2025 (the “Act”), which was passed by the Indian Parliament and received Presidential assent on August 22, 2025, banned all forms of online real money gaming in India. As a result of the Act, from August 22, 2025, Junglee ceased offering all real-money games in India. The Junglee impairment charge is $556 million before income taxes. The assets impaired substantially consists of goodwill of $517 million, acquired and developed intangibles of $32 million and other long-lived assets of $7 million. The $517 million of goodwill impaired is not deductible for tax purposes, and therefore there was no income tax benefit. Income tax impacts arising for acquired and developed intangibles and other long-lived assets are not material.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table includes the significant segment expense categories that are regularly provided to the CODM and included in segment profit and loss for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
U.S.
Revenue	$1,455	$1,368	$4,901	$4,825
Cost of sales[1]	(903)	(824)	(2,941)	(2,748)
Technology, research and development expenses[2]	(88)	(88)	(286)	(256)
Sales and marketing expenses[3]	(357)	(307)	(1,089)	(900)
General and administrative expenses[4]	(104)	(98)	(344)	(309)
Total U.S. Adjusted EBITDA	3	51	241	612
International
Revenue	2,419	2,426	7,603	6,821
Cost of sales[1]	(1,281)	(1,168)	(3,896)	(3,152)
Technology, research and development expenses[2]	(124)	(109)	(372)	(311)
Sales and marketing expenses[3]	(372)	(413)	(1,194)	(1,098)
General and administrative expenses[4]	(207)	(231)	(643)	(646)
Total International Adjusted EBITDA	$435	$505	$1,498	$1,614
1. Reportable segment cost of sales excludes amortization of certain capitalized development costs, impairment charges, share-based compensation of revenue-associated personnel and restructuring and integration cost directly associated with revenue-generating activities.
2. Reportable segment technology, research and development expenses excludes share-based compensation for technology developers and product management employees, depreciation and amortization related to computer equipment and software not directly associated with revenue earning activities, impairment charges, and restructuring and integration costs.
3. Reportable segment sales and marketing expenses exclude amortization of trademarks and customer relations, impairment charges, share-based compensation expenses of sales and marketing personnel and restructuring and integration costs.
4. Reportable segment general and administrative expenses exclude share-based compensation for executive management, finance administration, legal and compliance, and human resources, impairment charges, depreciation and amortization, transaction fees and associated costs and restructuring and integration costs.
The following table shows depreciation and amortization (excluding amortization of acquired intangibles), and share-based compensation expenses (excluding share-based compensation for the Group’s executive management, finance, legal and compliance, centralized operations, technology and human resources functions) by reportable segment that are regularly provided to the CODM for review for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
U.S.
Depreciation and amortization excluding amortization of acquired intangibles	$30	$31	$97	$90
Share-based compensation expense	25	32	85	93
Total U.S.	55	63	182	183
International
Depreciation and amortization excluding amortization of acquired intangibles	140	144	432	358
Share-based compensation expense	17	25	46	67
Total International	$157	$169	$478	$425

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. OTHER INCOME, NET
The following table shows the detail of other income, net for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Foreign exchange (loss) gain, net	$(13)	$27	$(21)	$60
Fair value (loss) gain on derivative instruments	(4)	11	(4)	11
Loss on settlement of long-term debt	—	(9)	—	(23)
Financing related fees not eligible for capitalization	—	(2)	(1)	(3)
Gain (loss) on disposals	3	(1)	(3)	(1)
Fair value gain on Fox Option liability	122	126	455	250
Fair value loss on investment	(1)	—	(1)	—
Total other income, net	$107	$152	$425	$294
5. INTEREST EXPENSE, NET
The following table shows the detail of interest expense, net for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Interest and amortization of debt discount and expense on long-term debt, bank guarantees	$(169)	$(167)	$(504)	$(398)
Other interest expense	(3)	(3)	(9)	(7)
Interest income	13	18	36	58
Interest expense, net	$(159)	$(152)	$(477)	$(347)

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. INCOME TAXES
The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2026:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Loss before income taxes	$(1,243)	$(834)	$(1,308)	$(275)
Income tax (benefit) expense	(95)	(45)	(73)	142
Effective tax rate	7.6%	5.4%	5.6%	(51.6)%
The provision for income taxes for the three and nine months ended September 30, 2026 and 2025 is based on our projected annual effective tax rate for the applicable fiscal year, adjusted for specific items that are required to be recognized in the interim period in which they are incurred. The Group’s effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes.
The change between the Group’s effective income tax rate of 7.6% and 5.4% for the three months ended September 30, 2026 and 2025, respectively, was primarily due to the net impact of jurisdictional mix of earnings and certain discrete items. The discrete items for these periods primarily comprised of the change in the fair value gain on the Fox Option liability, the loss making jurisdictions for which no tax benefit is recognized, and an increase in our liabilities for unrecognized tax benefits. For the three months ended September 30, 2026, discrete items also included the deferred tax benefits related to both the Brazil impairment of long-lived assets and the Australia Fast Code class action legal provision. For the three months ended September 30, 2025 discrete items also included deferred tax expense arising from the PokerStars transformation, income tax expense resulting from the reorganization of our Betfair Brazil business, and the Junglee goodwill impairment which was non-deductible for tax purposes.
The change between the Group’s effective income tax rate of 5.6% and (51.6%) for the nine months ended September 30, 2026 and 2025, respectively, was primarily due to the net impact of jurisdictional mix of earnings and certain discrete items. The discrete items for these periods primarily comprised of the change in the fair value gain on the Fox Option liability, the loss making jurisdictions for which no tax benefit is recognized, and an increase in our liabilities for unrecognized tax benefits. For the nine months ended September 30, 2026, discrete items also included the deferred tax benefit related to both the Brazil impairment of long-lived assets and the Australia Fast Code class action legal provision. For the nine months ended September 30, 2025, discrete items also included deferred tax expense arising from the PokerStars transformation, income tax expense resulting from the reorganization of our Betfair Brazil business, and the Junglee goodwill impairment which is non-deductible for tax purposes. Additionally, the Group’s effective income tax rate was affected by a share-based compensation tax shortfall for the nine months ended September 30, 2026, compared with an excess tax benefit for the nine months ended September 30, 2025.
Each year the Group files hundreds of tax returns in various national, state, and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. The Group has ongoing income tax audits in various jurisdictions and evaluates tax positions that may be challenged by tax authorities in accordance with accounting for income taxes and accounting for uncertainty in income taxes. As of September 30, 2026, we have recorded an additional $34 million of income tax expense and $11 million of interest and penalties related to unrecognized tax benefits.
As previously reported, we have received a discovery assessment from His Majesty’s Revenue and Customs authority (“HMRC”) relating to an intragroup transfer of intellectual property from the United Kingdom to the United States for the year ended December 31, 2020. The Group previously recognized an unrecognized tax benefit of $9 million (£7 million) for the estimated settlement based on an affirmative adjustment submitted to HMRC in fiscal year 2023, which is included in Other non-current liabilities in the Unaudited Condensed Consolidated Balance Sheets. On September 30, 2026, HMRC issued a position paper setting out its view to adjust the Group’s UK taxable income. If HMRC’s position is ultimately upheld, this would result in an income tax liability of $383 million (£290 million) excluding interest. The Group disagrees with HMRC’s position, and is appealing this assessment. We do not expect to resolve this matter in the near term and will continue to assess the recognition and measurement criteria of the tax position. While the Group believes that we have strong arguments, there can be no assurance this matter will be resolved favorably.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
As previously reported, in May 2026, we received notices of amended assessments from the Australian Tax Office (“ATO”) relating to the valuation of intragroup royalties for fiscal years 2014 to 2021. The Group disputes the ATO’s amended assessment notices. In accordance with the ATO’s dispute resolution practices, the Group paid 50% of the assessed income tax (exclusive of interest and penalties) of $53 million (A$74 million) in the second quarter of 2026 to facilitate the formal appeal of the ATO’s assessment, with the balance of the assessments remaining unpaid pending final resolution of this matter. As of September 30, 2026, we recognized an unrecognized tax benefit that partially offset the 50% deposit payment; the remaining amount was recorded in Other non-current assets as a tax assessment deposit on the Unaudited Condensed Consolidated Balance Sheet. If the Group is ultimately successful, amounts prepaid to the ATO would be refunded. The Group does not expect to resolve this matter in the near term and will continue to reassess the recognition and measurement criteria of the tax position.
Effective from fiscal 2024, the Organization for Economic Co-operation and Development (OECD) Global Anti-Base Erosion (GLoBE) rules under Pillar Two have been enacted by various countries in which the Group operates. The Group currently does not expect a material impact to the effective tax rate in connection with Pillar Two for the current year ending December 31, 2026.
7. LOSS PER SHARE
The following table sets forth the computation of the Group’s basic and diluted net earnings per ordinary share attributable to the Group:

	Three months ended September 30,		Nine months ended September 30,
($ in millions except per share amounts)	2026	2025	2026	2025
Numerator
Net loss	(1,148)	(789)	(1,235)	(417)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(286)	(29)	(317)	(14)
Adjustment of redeemable non-controlling interest to redemption value	—	(70)	—	(101)
Net loss attributable to Flutter shareholders – basic and diluted	(862)	(690)	(918)	(302)

Denominator
Basic weighted average outstanding shares	176	176	175	175
Effect of dilutive stock awards	—	—	—	—
Diluted weighted average outstanding shares	176	176	175	175

Earnings per share
Basic	$(4.90)	$(3.91)	$(5.25)	$(1.72)
Diluted	$(4.90)	$(3.91)	$(5.25)	$(1.72)
The number of options and restricted shares excluded from the diluted weighted average number of ordinary shares calculation due to their effect being anti-dilutive was 2,328,633 and 1,542,924 for the three and nine months ended September 30, 2026, respectively (1,908,444 and 1,682,313 for the three and nine months ended September 30, 2025, respectively).

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2026 and 2025:

($ in millions)	Fair value hedges	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for-sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of June 30, 2026	$(9)	$7	$(1)	$(1,245)	$(1,248)
Other comprehensive (loss) income before reclassifications	—	4	—	3	7
Amounts reclassified from accumulated other comprehensive income (loss)	1	(2)	—	—	(1)
Net current period other comprehensive income (before tax)	1	2	—	3	6
Tax effect [1]	—	—	—	—	—
Net current period other comprehensive (loss) income, net of tax	1	2	—	3	6
Balance as of September 30, 2026	$(8)	$9	$(1)	$(1,242)	$(1,242)
1. The Group uses the portfolio approach for releasing income tax effects from accumulated other comprehensive income (loss).

($ in millions)	Fair value hedges	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of December 31, 2025	$(10)	$4	$(1)	$(1,104)	$(1,111)
Other comprehensive income (loss) before reclassifications	—	19	—	(138)	(119)
Amounts reclassified from accumulated other comprehensive income (loss)	2	(14)	—	—	(12)
Net current period other comprehensive income (loss) (before tax)	2	5	—	(138)	(131)
Tax effect [1]	—	—	—	—	—
Net current period other comprehensive income (loss), net of tax	2	5	—	(138)	(131)
Balance as of September 30, 2026	$(8)	$9	$(1)	$(1,242)	$(1,242)
1. The Group uses the portfolio approach for releasing income tax effects from accumulated other comprehensive income (loss).

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in millions)	Fair value hedges	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of June 30, 2025	$(2)	$4	$(1)	$(881)	$(880)
Other comprehensive (loss) income before reclassifications	5	12	—	(185)	(168)
Amounts reclassified from accumulated other comprehensive income	—	(13)	—	—	(13)
Net current period other comprehensive (loss) income, before tax	5	(1)	—	(185)	(181)
Tax effect [1]	—	—	—	—	—
Net current period other comprehensive (loss) income, net of tax	5	(1)	—	(185)	(181)
Balance as of September 30, 2025	$3	$3	$(1)	$(1,066)	$(1,061)
1. The Group uses the portfolio approach for releasing income tax effects from accumulated other comprehensive income (loss).

($ in millions)	Fair value hedges	Gains and loss on cash flow hedges	Unrealized gains and losses on available- for- sale debt securities	Foreign currency translation, net of net investment hedges	Total
Balance as of December 31, 2024	$(1)	$14	$(1)	$(1,939)	$(1,927)
Other comprehensive (loss) income before reclassifications	1	(99)	(1)	873	774
Amounts reclassified from accumulated other comprehensive income	3	88	1	—	92
Net current period other comprehensive (loss) income, before tax	4	(11)	—	873	866
Tax effect [1]	—	—	—	—	—
Net current period other comprehensive (loss) income, net of tax	4	(11)	—	873	866
Balance as of September 30, 2025	$3	$3	$(1)	$(1,066)	$(1,061)
1. The Group uses the portfolio approach for releasing income tax effects from accumulated other comprehensive income (loss).

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of September 30, 2026, and December 31, 2025:

($ in millions)	As of September 30, 2026	As of December 31, 2025
Prepayments and accrued income	$338	$299
Derivative financial assets	78	29
Income taxes receivable	197	159
Value-added tax and goods and services tax	94	53
Other receivables	192	211
Total prepaid expenses and other current assets	$899	$751
10. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following as of September 30, 2026, and December 31, 2025:

($ in millions)	As of September 30, 2026	As of December 31, 2025
Accrued expenses	$1,137	$1,030
Betting duty, excise tax, data rights, and racefield fees	683	670
Employee benefits and social security	454	444
Liability-classified share-based awards	1	19
Sports betting open positions	130	95
Derivative financial liabilities	30	54
Income taxes payable	11	120
Loss contingencies	206	72
Value-added tax and goods and services tax	100	55
Total other current liabilities	$2,752	$2,559
Loss contingencies include accruals related to regulatory investigations and proceedings including those relating to gaming taxes to the extent to which they may apply to our business and industry.
The Group includes the contract liability in relation to sports betting open positions in the Unaudited Condensed Consolidated Balance Sheets. The contract liability balance was as follows:

As of September 30, 2026
($ in millions)
Contract liability, beginning of the period [1]	96
Contract liability, end of the period	130
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
We allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on their preliminary estimated fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management at the time of acquisition. These estimates and assumptions are believed to be reasonable, but they are inherently uncertain and may be subject to material change as additional information becomes available. Intangible assets acquired in the transaction included trademarks of $717 million, online customer relationships of $490 million and a point of sale network of $125 million. Goodwill of $1.5 billion was also recognized. The accounting for the transaction was finalized during the second quarter of 2026.
Acquisition-related costs during the three and nine months ended September 30, 2026 were not material. Acquisition-related costs incurred during the three and nine months ended September 30, 2025 were $17 million and $18 million, respectively. These are included in general and administrative expenses in the Group’s Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income.
Acquisition of NSX
On May 14, 2025, we completed the acquisition of a 56% interest in NSX, a leading Brazilian operator of the Betnacional brand. The total purchase consideration amounted to $674 million (BRL 3,799 million) comprising of a cash consideration of $348 million (BRL 1,961 million), contribution of a portion of the Group’s existing Betfair Brazil business having a fair value of $40 million (BRL 230 million), fair value of non-controlling interest of $254 million (BRL 1,430 million) and settlement of a pre-existing relationship in the amount of $32 million (BRL 178 million).
We allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on their preliminary estimated fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made at the time of acquisition. These estimates and assumptions are believed to be reasonable, but they are inherently uncertain and may be subject to material change. Intangible assets acquired in the transaction included trademarks of $123 million and online customer relationships of $212 million. Goodwill of $429 million was also recognized. The fair value of the non-controlling interest was $254 million. The accounting for the transaction was finalized during the second quarter of 2026.
Acquisition-related costs during the three and nine months ended September 30, 2026 and September 30, 2025 were not material and are included in general and administrative expenses in the Group’s Condensed Consolidated Statements of Comprehensive (Loss) Income.
During the nine months ended September 30, 2026, the Group recognized an impairment in relation to the Brazil business. See Note 3. Segments and Disaggregation of Revenue.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. LONG-TERM DEBT
The Group’s debt comprised of the following as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026		As of December 31, 2025
	Principal outstanding balance in currency of debt (in millions)	Outstanding Balance ($ in millions)	Principal outstanding balance in currency of debt (in millions)	Outstanding Balance ($ in millions)
TLA/TLB/RCF Agreement
GBP First Lien Term Loan A due 2028	£1,034	$1,370	£1,034	$1,392
EUR First Lien Term Loan A due 2028	€380	431	€380	447
USD First Lien Term Loan A due 2028	$166	166	$166	166
GBP Revolving Credit Facility due 2028	£500	663	£400	538
USD First Lien Term Loan B due 2030	$3,807	3,808	$3,836	3,836
USD First Lien Term Loan B due 2032	$1,234	1,234	$1,244	1,244
Senior Secured Notes
EUR Senior Secured Notes due 2029	€500	579	€500	593
USD Senior Secured Notes due 2029	$525	540	$525	532
EUR Senior Secured Notes due 2031	€850	981	€850	1,007
USD Senior Secured Notes due 2031*	$1,625	1,664	$1,625	1,649
GBP Senior Secured Notes due 2031	£700	954	£700	955
Total debt principal including accrued interest		12,390		12,359
Less: unamortized debt issuance costs		(77)		(93)
Total debt		12,313		12,266
Less: current portion of long-term debt		(170)		(109)
Total long-term debt		$12,143		$12,157
*Includes a net fair value basis adjustment related to receive-fixed, pay variable interest rate swap agreements designated as fair value hedges.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of September 30, 2026, the contractual principal repayments of the Group’s outstanding borrowings, excluding accrued interest, amount to the following:

($ in millions)
2026	$13
2027	52
2028	2,681
2029	1,143
2030	3,692
Thereafter	4,696
Total	$12,277
The Group is obligated to make periodic interest payments at variable rates, depending on the terms of the applicable debt agreements. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events.
During the nine months ended September 30, 2026, the Group drew £1,208 million ($1,621 million) (September 30, 2025: $750 million) and repaid £1,108 million ($1,492 million) (September 30, 2025: $427 million) under the GBP revolving credit facility. The Group had an undrawn revolving credit commitment of $782 million (£590 million) as of September 30, 2026 (December 31, 2025: $929 million (£690 million)), of which $13 million (£10 million) (December 31, 2025: $13 million (£10 million)) was reserved for issuing guarantees.
As of September 30, 2026, the Group was in compliance with all debt covenants.
Subsequent to September 30, 2026, the Group entered into the First Amendment and Restatement Agreement (the “First Amendment and Restatement Agreement”) to the Credit Agreement dated November 24, 2023. For additional information regarding the First Amendment and Restatement Agreement see Note 17. Subsequent events.
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
Foreign currency risk is managed by exchanging contractual amounts at exchange rates and interest rates determined at swap contract inception.

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
The following table summarizes the Group's outstanding derivative instruments designated as cash flow hedges:

		As of September 30, 2026		As of December 31, 2025
	Hedged Item	Notional ($ in millions)	Expiration date	Notional ($ in millions)	Expiration date
Cross-currency interest rate swaps	USD Senior Secured Notes	525	April 18, 2028	525	April 15, 2026
Interest rate swaps	Term Loan B	1,489	June 30, 2027	1,994	September 30, 2026 to June 30, 2027
Changes in the fair value of the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows.

The following table summarizes the gain (loss) of the Company’s designated cash flow hedges for the three and nine months ended September 30, 2026 and 2025:

	Amount of gain (loss) recognized in OCI		Location of (gain) loss recognized from AOCI into income (loss)	Amount of (gain) loss reclassified from AOCI into net income (loss)
	Three months ended September 30,
($ in millions)	2026	2025		2026	2025
Cross-currency interest rate swaps	$—	$11	Interest expense, net	$(1)	$—
			Other income, net*	1	(10)
Interest rate swaps	4	1	Interest expense, net	(2)	(3)
Total	$4	$12		$(2)	$(13)

	Amount of gain (loss) recognized in OCI		Location of (gain) loss recognized from AOCI into income (loss)	Amount of (gain) loss reclassified from AOCI into net income (loss)
	Nine months ended September 30,
($ in millions)	2026	2025		2026	2025
Cross-currency interest rate swaps	$2	$(97)	Interest expense, net	$(1)	$3
			Other income, net*	(7)	94
Interest rate swaps	17	(2)	Interest expense, net	(6)	(9)
Total	$19	$(99)		$(14)	$88
* Included in foreign exchange (loss) gain, net, which is a component of Other income, net.
The Group expects to reclassify a gain of $9 million from accumulated other comprehensive income (loss) into earnings within the next 12 months.

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
Foreign currency risk is eliminated by exchanging contractual amounts at exchange rates which are determined at swap contract inception.
As of September 30, 2026 and as of December 31, 2025, the notional amount of cross-currency interest rate swaps designated in a fair value hedge of the USD Senior Secured Notes was $1,000 million (maturing June 4, 2027).
The Group recorded a foreign currency gain of nil and a gain of $15 million in earnings for the three and nine months ended September 30, 2026, respectively (three and nine months ended September 30, 2025: $43 million gain and $107 million loss, respectively), which offset the respective foreign currency loss in respect of the USD Senior Secured Notes, for the three and nine months ended September 30, 2026, respectively.
The Group excludes the cross-currency basis spread in the swaps from the hedge effectiveness assessment and recognizes the excluded component into earnings through the periodic interest settlements on the swaps. Changes in the fair value of the excluded components recognized in other comprehensive income (loss) were nil for the three and nine months ended September 30, 2026 (three and nine months ended September 30, 2025: $5 million gain and $1 million gain, respectively). The amount recognized in earnings in foreign exchange (loss) gain, net, which is a component of other income (expense), net was $1 million loss and $2 million loss for three and nine months ended September 30, 2026 respectively (three and nine months ended September 30, 2025: nil and $3 million loss, respectively).
Interest rate swaps
Interest rate risk from changes in three month SOFR arising from the fixed rate USD Senior Secured Notes due 2031 is managed using interest rate swaps that effectively convert the fixed rate senior secured notes into variable rate senior secured notes. Interest risk is managed by exchanging contractual amounts at interest rates determined at swap contract inception.
The notional amount of interest rate swaps designated as fair value hedges of interest rate risk on the USD Senior Secured Notes was $500 million (maturing June 4, 2027) as of September 30, 2026 and as of December 31, 2025.
The following table presents amounts recorded in Long-term debt in the Unaudited Condensed Consolidated Balance Sheets related to the cumulative basis adjustment for fair value hedges ($ in millions):

	As of September 30, 2026		As of December 31, 2025
	Carrying amount	Cumulative basis adjustment included in the carrying amount	Carrying amount	Cumulative basis adjustment included in the carrying amount
Long-term debt	$1,664	$(5)	$1,648	$3
Net investment hedges
The Group has investments in various subsidiaries with Euro and USD functional currencies. As a result, the Group is exposed to the risk of fluctuations between the Euro and GBP and USD and GBP exchange rates. The Group designated its Euro denominated Term Loan A and Senior Secured Notes due 2029 and 2031, and a portion of its USD Term Loan B (fully discontinued on December 31, 2025) and receive variable rate, pay variable rate cross-currency interest rate swaps whereby the Group will receive GBP from, and pay Euro to, the counterparties at contractual amounts and exchange rates which are determined at swap contract inception, as net investment hedges which are intended to mitigate foreign currency exposure related to non-GBP net investments in certain Euro and USD functional currency subsidiaries.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the hedging instruments designated in net investment hedge relationships, which were considered highly effective:

	As of September 30, 2026		As of December 31, 2025
	Notional ($ in millions)	Expiration date	Notional ($ in millions)	Expiration date
Euro denominated debt	1,959	November 30, 2028 to June 4, 2031	2,031	November 30, 2028 to June 4, 2031
USD denominated debt	—	—	200	November 30, 2030
Cross-currency interest rate swaps	981	June 4, 2027	1,017	September 30, 2026 to June 30, 2027
Gain (loss) on derivatives designated as net investment hedge recognized in Other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 are summarized below:

	Gain (loss) recognized in OCI
($ in millions)	Three months ended September 30,
	2026	2025
Euro denominated debt	$17	$(32)
USD denominated debt	—	(4)
Cross-currency interest rate swaps	13	(30)
Total	$30	$(66)

	Gain (loss) recognized in OCI
($ in millions)	Nine months ended September 30,
	2026	2025
Euro denominated debt	$42	$(52)
USD denominated debt	—	8
Cross-currency interest rate swaps	35	(66)
Total	$77	$(110)
There were no amounts reclassified out of accumulated other comprehensive income (loss) pertaining to the net investment hedges during the three and nine months ended September 30, 2026 and 2025 as the Group had not sold or liquidated (or substantially liquidated) any of its hedged subsidiaries.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the fair value of derivatives as of September 30, 2026 and December 31, 2025:

($ in millions)	As of September 30, 2026		As of December 31, 2025
	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	$34	$(16)	$7	$(43)
Interest rate swaps	11	—	1	(2)
Total derivatives designated as cash flow hedges	45	(16)	8	(45)

Derivatives designated as fair value hedges:
Cross-currency interest rate swaps	25	—	7	(7)
Interest rate swaps	13	(2)	13	(4)
Total derivatives designated as fair value hedges	38	(2)	20	(11)

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	14	(8)	15	(30)
Total derivatives designated as net investment hedges	14	(8)	15	(30)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	—	(4)	—	—
Total derivatives not designated as hedging instruments	—	(4)	—	—
Total derivatives	$97	$(30)	$43	$(86)
1.Derivative assets are recorded within Prepaid expenses and other current assets and other non-current assets in the Unaudited Condensed Consolidated Balance Sheets.
2.Derivative liabilities are recorded within Other current liabilities and other non-current liabilities in the Unaudited Condensed Consolidated Balance Sheets.
14. SHARE-BASED COMPENSATION
The Group maintains various share plans for employees (and, where the specific rules permit, non-executive directors and/or non-employee contractors). Details of material activity within the share plans, for the nine months ended September 30, 2026, are included below.
Flutter Entertainment plc 2024 Omnibus Equity Incentive Plan (the “2024 Incentive Plan”)
The following table provides a summary of the activity under the 2024 Incentive Plan:

	Restricted Share Awards		Options
	Number of Units	Weighted- Average Fair Value	Number of Units	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2025	984,221	$260	30,834
Granted	2,615,447	$109	78,815
Exercised/vested	(391,218)	$253	(8,733)		1
Cancelled/lapsed	(298,801)	$170	(6,483)
Outstanding as of September 30, 2026	2,909,649	$132	94,433	14	$7

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
In addition to the plan disclosed above, there were 95,986 awards granted, 729,153 awards vested, 260,527 stock options exercised and 367,164 awards cancelled/lapsed across the Group’s other plans during the nine months ended September 30, 2026.
During the nine months ended September 30, 2026, certain vesting conditions were modified for certain awards. The resulting incremental compensation costs were immaterial to these Unaudited Condensed Consolidated Financial Statements.
As of September 30, 2026, 4,633,590 restricted awards and options were outstanding across all employee share plans.
During the three and nine months ended September 30, 2026, liability-classified awards, amounting to nil and $12 million, respectively, were settled by the issuance of ordinary shares of equivalent value.
Total compensation costs included in our Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Three months ended September 30,
(in millions $)	2026	2025
Cost of sales	$8	$6
Sales and marketing expenses	4	4
Technology, research and development expenses	9	11
General and administrative expenses	38	50
Total	$59	$71

	Nine months ended September 30,
(in millions $)	2026	2025
Cost of sales	$27	$19
Sales and marketing expenses	11	12
Technology, research and development expenses	32	33
General and administrative expenses	106	136
Total	$176	$200
15. FAIR VALUE MEASUREMENTS
The Group’s consolidated financial instruments including cash and cash equivalents, player deposits, accounts receivable, other current assets, accounts payable, player deposit liability, and other current liabilities are carried at amortized cost. As of September 30, 2026 and December 31, 2025, the carrying amounts of these financial instruments approximated their fair values because of their short-term nature.
The carrying amount of long-term debt outstanding under the Credit Agreement dated November 24, 2023, (as amended), approximates its fair values, as interest rates on these borrowings approximate current market rates. The fair value of the USD Senior Secured Notes, Euro Senior Secured Notes, and GBP Senior Secured Notes was $2,074 million, $1,479 million and $891 million, respectively, as of September 30, 2026 (December 31, 2025: $2,190 million, $1,603 million and $952 million, respectively). The fair values are based on quoted market prices.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables set forth the fair value of the Group’s financial assets, financial liabilities and redeemable non-controlling interests measured at fair value based on the three-tier fair value hierarchy:

	As of September 30, 2026
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Equity securities – Investments[1]	—	—	5	5
Derivative financial assets	—	97	—	97
Total	—	97	5	102
Financial liabilities measured at fair value:
Derivative financial liabilities	—	30	—	30
Fox Option liability	—	—	100	100
Total	—	30	100	130
Redeemable non-controlling interests at fair value	$—	$—	$—	$—
1.Excludes an investment in equity measured at cost amounting to $10 million.

	As of December 31, 2025
($ in millions)	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value:
Available for sale – Player deposits – Investments	$17	$6	$—	$23
Equity securities – Investments	—	—	7	7
Derivative financial assets	—	43	—	43
Total	17	49	7	73
Financial liabilities measured at fair value:
Derivative financial liabilities	—	86	—	86
Fox Option Liability	—	—	560	560
Total	—	86	560	646
Redeemable non-controlling interests at fair value	$—	$—	$309	$309

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
As of September 30, 2026, the Group assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Group determined that its valuations of its derivatives in their entirety are classified in Level 2 of the fair value hierarchy.
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
The fair value of the Fox Option liability amounted to $100 million as of September 30, 2026 and $560 million as of December 31, 2025 which was determined using an option pricing model. As of September 30, 2026 and December 31, 2025, the option exercise price was $4.9 billion and $4.8 billion respectively. The significant unobservable inputs were the enterprise value of FanDuel, the discount for lack of marketability (“DLOM”), the discount for lack of control (“DLOC”), implied volatility and probability of Fox getting licensed.
The enterprise value of FanDuel was determined using an equal weight to the value indications of the discounted cash flow analysis and the guideline public company analysis. The discount rate used in the discounted cash flow analysis was 22.5% and 18.0% as of each of September 30, 2026 and December 31, 2025, respectively.
Additionally, management applied a combined 30.0% discount for lack of marketability and lack of control as of each of September 30, 2026, and December 31, 2025. A range of DLOMs obtained using various securities-based approaches was 12.7% to 20.2%. DLOC was estimated at 20.0% using implied discounts in previous observable transactions involving FanDuel’s equity ownership and data based on Mergerstat studies as of each of September 30, 2026 and December 31, 2025.
Management selected a discount rate of 30.0%, which lies in the first quartile based on the ranges considered by management.
The volatility was 40.0% and 32.0% as of each of September 30, 2026 and December 31, 2025, which was within the range of selected comparable companies. In developing the fair value measurement, the probability of a market participant submitting to and obtaining a license was estimated at 75.0% as of each of September 30, 2026 and December 31, 2025.

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
Redeemable non-controlling interests at fair value
Following the Measure announced on September 25, 2026 banning fixed-odds sports betting and online gaming, our operations in Brazil were ceased. Accordingly, the enterprise value of the Brazil reporting unit and the associated redeemable non-controlling interests at fair value were determined to be nil as of September 30, 2026.
Movements in the three months period in respect of Level 3 financial instruments carried at fair value
The movements in respect of the financial assets and liabilities carried at fair value are as follows:

($ in millions)	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of June 30, 2026	$6	$(220)	$(214)	$(269)
Total gains or losses for the period:
Included in earnings	(1)	122	121	—
Included in other comprehensive (loss) income	—	(2)	(2)	—
Attribution of net income and other comprehensive income:
Net loss attributable to redeemable non-controlling interest	—	—	—	302
Other comprehensive gain attributable to redeemable non-controlling interest	—	—	—	—
Acquisitions and settlements:
Acquisition of redeemable non-controlling interest	—	—	—	—
Settlements	—	—	—	—
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	(33)
Balance as of September 30, 2026	5	(100)	(95)	—
Change in unrealized gains or losses for the period included in earnings	(1)	122	121	—
Change in unrealized gains or losses for the period included in other comprehensive (loss) income	$—	$(2)	$(2)	$—

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in millions)	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of December 31, 2025	$7	$(560)	$(553)	$(309)
Total gains or losses for the period:	—	—		—
Included in earnings	(1)	455	454	—
Included in other comprehensive income	(1)	5	4	—
Attribution of net loss and other comprehensive income:	—	—		—
Net loss attributable to redeemable non-controlling interest	—	—	—	345
Other comprehensive gain attributable to redeemable non-controlling interest	—	—	—	(21)
Acquisitions and settlements:
Acquisition of redeemable non-controlling interest	—	—	—	—
Settlements	—	—	—	—
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	(15)
Balance as of September 30, 2026	5	(100)	(95)	—
Change in unrealized gains or losses for the period included in earnings	(1)	455	454	—
Change in unrealized gains or losses for the period included in other comprehensive income (loss)	$(1)	$5	$4	$(21)

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of June 30, 2025	$—	$7	$(750)	$(743)	$(2,016)
Total gains or losses for the period:
Included in earnings	—	—	126	126	—
Included in other comprehensive income	—	—	14	14	—
Attribution of net loss and other comprehensive income:
Net loss attributable to redeemable non-controlling interest	—	—	—	—	31
Other comprehensive gain attributable to redeemable non-controlling interest	—	—	—	—	(21)
Acquisitions and settlements:
Acquisition of redeemable non-controlling interest	—	—	—	—	—
Settlements	—	—	—	—	1,553
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	59
Balance as of September 30, 2025	—	7	(610)	(603)	(394)
Change in unrealized gains or losses for the period included in earnings	—	—	126	126	—
Change in unrealized gains or losses for the period included in other comprehensive income (loss)	$—	$—	$14	$14	$—

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

($ in millions)	Contingent consideration	Equity securities	Fox option liability	Total	Redeemable non- controlling interest at fair value
Balance as of December 31, 2024	$(18)	$6	$(810)	$(822)	$(1,567)
Total gains or losses for the period:
Included in earnings	—	—	250	250	—
Included in other comprehensive income (loss)	2	1	(50)	(47)	—
Attribution of net income and other comprehensive income:
Net income attributable to redeemable non-controlling interest	—	—	—	—	26
Other comprehensive loss attributable to redeemable non-controlling interest	—	—	—	—	(31)
Acquisitions and settlements:
Acquisition of redeemable non-controlling interest	—	—	—	—	(256)
Settlements	16	—	—	16	1,553
Adjustment of redeemable non-controlling interest at redemption at fair value	—	—	—	—	(119)
Balance as of September 30, 2025	—	7	(610)	(603)	(394)
Change in unrealized gains or losses for the period included in earnings	—	—	250	250	—
Change in unrealized gains or losses for the period included in other comprehensive income (loss)	$2	$1	$(50)	$(47)	$—
16. COMMITMENTS AND CONTINGENCIES
Guarantees
The Group had uncommitted working capital overdraft facilities as of September 30, 2026 of $22 million (December 31, 2025: $22 million) with Allied Irish Banks p.l.c. These facilities are secured by a Letter of Guarantee from Flutter Entertainment plc.
The Group has bank guarantees: (i) in favor of certain gaming regulatory authorities to guarantee the payment of player funds, player prizes, and certain taxes and fees due by a number of Group companies; and (ii) in respect of certain third-party rental and other property commitments, merchant facilities and third-party letter of credit facilities. The bank guarantees have various expected terms up to November 30, 2039; 21 of the bank guarantees are indefinite lived. The maximum amount of the guarantees as of September 30, 2026 was $620 million (December 31, 2025: $664 million). No claims had been made against the guarantees as of September 30, 2026 (December 31, 2025: nil). The guarantees are secured by counter indemnities from Flutter Entertainment plc and certain of its subsidiary companies. The value of cash deposits over which the guaranteeing banks hold security was $35 million as of September 30, 2026 (December 31, 2025: $39 million).

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other purchase obligations
The Group is a party to several non-cancelable contracts with vendors where the Group is obligated to make future minimum payments under the terms of these contracts as follows:

($ in millions)	Year Ending December 31,
From September 30, 2026 to December 31, 2026	$483
2027	2,054
2028	1,009
2029	743
2030	207
Thereafter	502
$4,998
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
Austrian and German player claims
As previously reported, the Group has seen a number of player claims in Austria and Germany for reimbursement of historic gaming losses. The basis of these claims is rooted in the Group having provided remote services in Austria and Germany (outside of Schleswig-Holstein) from Maltese entities on the basis of multi-jurisdictional Maltese licenses, which the Group continues to believe is compliant in accordance with EU law. A significant number of German courts have ruled against the German players based on procedural factors. However, the Austrian Courts and German Courts generally consider the Group’s services non-compliant with their respective local laws. The Group strongly disputes the basis of these claims and judgments made by Austrian and German courts in awarding the player’s claims.
As of September 30, 2026, the Group has recorded an amount of €16 million ($18 million) within loss contingencies forming part of other current liabilities in respect of the German player cases. It is reasonably possible that the actual losses could be in excess of the Group’s accrual. The Group is unable to estimate a reasonably possible loss or range of loss in excess of its accrual due to the complexities and uncertainty around the judicial process.
In addition, there are further claims made against the Group in Austria amounting to €46 million ($52 million) as of September 30, 2026, the settlement of which is predicated on the merits of the case and whether the enforcement proceedings are successful in laying claim over the Group’s Maltese assets for settlement of these claims. The Group, based on advice from its legal counsel, believes such cross-border enforcement of judgments is in contravention to Maltese public policy and Regulation (EU) 1215/2012 and has not accrued any liability for these claims. The Group has filed countersuits before the Maltese Civil Court challenging the enforceability of these claims. The defendants have also filed garnishee orders with the Maltese Civil Court to attach the Group’s Maltese assets, which are then held pending the outcome of proceedings in Malta. Enforcement has already been declined by a Maltese Civil Court, with other cases pending. Should the Maltese Courts continue to decide in favor of the Group, the Group believes that there would be grounds for dismissal of all pending player claims instituted against the Group.
Furthermore, during the first quarter of 2026, a claim by Austrian players was issued in Belgium, which included a claim for $27 million. While the Group believes that it has strong arguments, at this time, the Group is unable to reasonably estimate the likelihood of the outcome of these claims due to the complexities and uncertainty around the judicial process.

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
As of September 30, 2026, the Group has recorded an immaterial provision (December 31, 2025: Nil) within loss contingencies forming part of other current liabilities, based on management’s best estimate of the expected settlement amount.
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
The trial concluded in August 2026, and the matter is now before the court awaiting judgment. While the Group remains confident in its position, it has recognized a provision of $109 million (A$157.5 million) to facilitate a potential resolution of the matter. At this time, the Group cannot reasonably estimate any loss in excess of the amount provisioned or a range thereof.
Goods and Services Tax (“GST”) rate applicable to operations in India
As previously reported, Junglee and PokerStars India have been subject to investigations and notices from India’s Directorate General of Goods & Services Tax Intelligence in relation to the historical characterization of real-money games of skill for Goods & Services Tax (“GST”) purposes. While both entities ceased offering real-money gaming in India following the enactment of the Promotion and Regulation of Online Gaming Act in August 2025; the retrospective assessment relates to the period from GST implementation in 2017 through to 2023. Following the Supreme Court of India’s judgement in May 2026, final tax demands were issued against Junglee and PokerStars India in October 2026 in an amount of ₹50.6 billion ($527 million) plus interest and penalties. As previously disclosed, the Group has recorded a provision forming part of non-current liabilities representing the expected realizable value of the assets of Junglee and PokerStars India. As of September 30, 2026, the amount recorded is $54 million. The Group is closely monitoring developments and will continue to evaluate its available options.
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
The proposed adjustments in connection with the NOPAs total approximately $181 million, excluding interest. The Group disagrees with the IRS’s position and intends to pursue all available administrative and judicial remedies. In September 2026, the Group timely filed a protest to the proposed adjustments.
As of the date of issue of these Unaudited Condensed Consolidated Financial Statements, the Group has determined that it is not probable that the IRS’s position will ultimately be sustained, and as a result, no provision has been recorded. However, there can be no assurance as to the outcome of these or related examinations, any subsequent challenge, or the impact of adverse judicial rulings in other cases. In addition, if Group is ultimately unsuccessful in its administrative challenge of the NOPAs, it may be required to make a protective payment to pursue further judicial remedies; any such payment would not constitute an admission of liability and would be recorded as a tax assessment deposit within Other non-current assets in the Unaudited Condensed Consolidated Balance Sheets.

FLUTTER ENTERTAINMENT PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. SUBSEQUENT EVENTS
Credit Agreement Amendment
On October 30, 2026 the Company and certain of its subsidiaries entered into the “First Amendment and Restatement Agreement” to the Term Loan A, Term Loan B and Revolving Credit Facility Agreement dated as of November 24, 2023 (the “Credit Agreement”).
The First Amendment and Restatement Agreement, among other things:
•extends the maturity date of the Group’s term A facilities and the revolving credit facility to May 3, 2032;
•increases the commitments under the revolving credit facility to $1.86 billion and redenominates the base currency of the revolving credit facility from Sterling to U.S. dollars;
•redenominates the term A facilities solely into U.S. dollars and Euros, such that, following the effective date of the First Amendment and Restatement Agreement, an aggregate principal amount of €382 million of term A2 loans and $1,374 million of term A3 loans are outstanding and no Sterling-denominated term A loans remain outstanding; and
•replaces the net total leverage financial covenant with a net first lien leverage financial covenant and the financial covenant level increased to 5.70:1.00.
After giving effect to the First Amendment and Restatement Agreement, the term A loans and revolving credit facility loans will bear interest at the applicable screen rate (Term SOFR, EURIBOR or SONIA, as applicable) plus a margin ranging from 1.40% to 2.00% per annum determined by reference to the Company’s corporate ratings from Moody’s, S&P and Fitch.
UKI Restructuring
On October 20, 2026, the Group committed to a restructuring plan affecting the Group’s UKI reporting unit (the “Restructuring Plan”). The Restructuring Plan is designed to mitigate the impact of increases in UK gaming taxation, in accordance with the Group’s previously announced UK gaming tax mitigation plans. The Restructuring Plan is expected to entail a reduction in headcount of up to 1,400 employees.
The Group currently estimates that it will incur aggregate pre-tax charges of approximately $80 million to $90 million in connection with the Restructuring Plan, consisting primarily of cash expenditure related to employee severance, benefits, and related costs. The Group also expects to record certain non-cash charges in respect of stock-based compensation; however, such charges cannot be reasonably estimated at this time.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of the financial condition and results of operations of Flutter Entertainment plc and its consolidated subsidiaries in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we describe under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 26, 2026 (the “2025 Annual Report”) and Part II, “Item 1A Risk Factors” in this Quarterly Report on Form 10-Q.
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
The Company reports its Unaudited Condensed Consolidated Financial Statements based on two reportable segments:
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
To evaluate our business properly and prudently, we encourage you to review the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, and not rely on a single financial measure to evaluate our business. We also strongly urge you to review the reconciliations between our most directly comparable financial measures calculated in accordance with U.S. GAAP measures and our non-GAAP measures set forth in “Supplemental Disclosure of Non-GAAP Measures.”

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

In December 2025, we launched FanDuel Predicts in partnership with CME Group (“CME”) in five states. FanDuel Predicts was expanded nationwide during the first quarter of 2026 across financial, economic and commodities contracts, with sports available for trading in 18 non-sportsbook states including California, Texas and Florida. FanDuel Predicts non-sports contract are available in all 50 states. We provide eligible customers with a mobile platform to trade prediction markets contracts. In June 2026, we further expanded our product offering through a partnership with Crypto.com’s CFTC-regulated exchange and clearinghouse, OG Prediction Markets, adding new sports, entertainment and combination event contracts to complement our existing offering.
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
U.S.
We believe that our U.S. segment is the largest growth opportunity for the Group. Since 2018 when the key sports betting legislation was overturned by the U.S. Supreme Court, a number of states have moved to legalize and regulate online sports betting and online casino gambling at the state level. As of September 30, 2026, FanDuel online sportsbook was available in 26 states or territories, our FanDuel online casino was available in five states, our FanDuel paid DFS offering was available in 43 states, our FanDuel or TVG online horse racing wagering product was available in 31 states, our FanDuel Predicts product for financial, economic and commodities contracts and our FanDuel free-to-play products were available in all 50 states.
We continue to see a limited impact from prediction markets on the betting activity of our existing sportsbook customers. We believe this is attributable to the fundamental differences in product propositions offered by sportsbooks. We are, however, beginning to see an impact on sportsbook customer acquisition costs from the substantial market spend from prediction market operators. Meanwhile, we continue to view prediction markets as a very attractive, incremental opportunity to acquire customers ahead of sports betting regulation in new states. FanDuel Predicts was expanded nationwide during the first quarter across financial, economic and commodities contracts, with sports available for trading in 18 non-sportsbook states including California, Texas and Florida. We are closely monitoring the implications of the rapid growth in prediction markets on the broader online sports-betting markets as well as the regulatory developments around prediction market products, including courts in several states allowing restrictions on sports events contracts to remain in place or take effect. A petition is pending before the U.S. Supreme Court seeking resolution of whether states may regulate sports events contracts offered on CFTC-regulated exchanges, with a decision on whether to hear the case expected by early 2027.
During the period, several states increased sports betting tax rates, including North Carolina, where the sports betting tax rate increased from 18% to 23%, and Colorado, where free-bet deductions were removed from the sports betting tax base, both effective in the quarter. Other states have also proposed further tax rate increases, which may adversely impact our results of operations in the affected jurisdictions.
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

In November 2025, the UK government announced significant increases to remote gambling duties: an increase in remote gaming duty from 21% to 40% effective April 2026; and, an increase in betting duty (excluding horseracing and land-based) from 15% to 25% effective April 2027. In response to these tax increases, in October 2026, Flutter announced plans to restructure its UKI operations as part of its first order mitigation plans. The restructuring is expected to result in a workforce reduction of approximately 1,400 employees across UKI and UKI staff at certain dedicated hubs.
In July 2026, the Gambling Commission of Great Britain (“UKGC”) announced the introduction of financial risk assessments to be implemented using a phased approach, with exact timings to be confirmed. The impact of these financial risk assessments on our business is not yet clear and will depend on how they are implemented.
Italy
Italy is the largest regulated gambling market in the European Union. In recent years, the regulatory framework in Italy has tightened with a ban on online advertising issued in 2019. In August 2023, the Italian government approved the terms of a new legislative decree to reorganize the entire gambling sector with the primary objective of improving player protection, combating illegal gambling and increasing tax revenues through a new licensing framework. In September 2025, Flutter obtained five licenses for all the brands we operate in Italy, with the new concessions becoming effective on November 13, 2025 and remaining valid for nine years.
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
In April 2026, the Australian government announced a package of online gambling reforms which enter into force on January 1, 2027. The reforms package includes substantial advertising changes across broadcast, digital and social media platforms, payment blocking for illegal offshore wagering, reforms to BetStop (the National Self-Exclusion Register), and consumer protection measures, including a ban on the payment of commissions, reforms to promotions and at-risk customer monitoring.
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
As previously disclosed, in 2026, there has been a rapid increase in anti-gambling legislative and regulatory activity in Brazil, including, in January 2026, a gradual tax increase on gross gaming revenue to 13% in 2026, 14% in 2027 and 15% in 2028, and the introduction of socio-economic measures, including a self-exclusion register for customers and the prohibition of recipients of certain welfare benefits and participants of debt finance schemes.
This trend accelerated in the run-up to Brazil's presidential election in October 2026, culminating in a unilateral executive order provisionally banning sports betting and iGaming operations in Brazil announced on September 25, 2026. While the executive measure requires Congressional approval or amendment within 120 days to remain in effect, it had immediate effect, subject to certain wind-down provisions with full site closure from October 5, 2026. Flutter ceased operating sports betting and iGaming in Brazil on September 26, 2026 and, together with the wider industry, is pursuing available avenues to challenge the ban, including legal challenges, while continuing to engage with the Brazilian authorities. In the short term, we have paused all discretionary and uncommitted spend. To ensure that we have an agile operating model ready for when the future regulatory framework becomes clearer, we have restructured our business to focus on a single brand commercial strategy with Betnacional, resulting in the closure of Betfair Brazil.
Additionally, on September 28, 2026, the Brazilian federal government initiated a civil class action against 17 betting companies, including Betnacional and Betfair, alleging liability for gambling-related harm. The matter is currently in preliminary stages and the scope and potential liability to Flutter cannot currently be determined.

Separately, in August 2026, Brazil’s Federal Public Prosecutor’s Office and Federal Revenue Service initiated an investigation into NSX for alleged tax evasion and money laundering relating to its use of an offshore corporate structure for a period largely prior to acquisition by Flutter and the launch of Brazil’s regulated betting market. In a related but separate proceeding, Brazil’s Revenue Service initiated an investigation and requested documents relating to potential back taxes claims against NSX. As of the date of this filing, it is not yet possible to ascertain the scope or potential liability to NSX, if any. It appears that Brazilian authorities have initiated separate investigations against other licensed betting operators in Brazil, although it is not possible to confirm whether these matters are of a similar nature or scope to the NSX investigation.
Operating Results
Operational and Financial Metrics for the Group
Three months ended September 30, 2026 compared to three months ended September 30, 2025:
The following table presents our AMPs for the Group, by total Group and by product category for the interim periods indicated:

	Three months ended September 30,
AMPs (Amounts in thousands)	2026	2025
Total Group AMPs [1]	13,669	14,133
Group AMPs by Product Category [1]
Sportsbook	8,745	8,073
iGaming	7,533	7,908
Other	619	762
1.In circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the Group level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the Group level. AMPs presented above reflect a level of duplication that arises from individuals who use multiple brands or product offerings. See “Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents a summary of our financial results for the periods indicated and is derived from our Unaudited Condensed Consolidated Financial Statements for the interim periods indicated:

	Three months ended September 30,
(Amounts in $ millions, except percentages)	2026	2025
Revenue	$3,874	$3,794
Cost of sales	(2,356)	(2,168)
Gross profit	$1,518	$1,626
Technology, research and development expenses	(350)	(275)
Sales and marketing expenses	(1,168)	(966)
General and administrative expenses	(650)	(702)
Goodwill impairment	(541)	(517)
Operating loss	$(1,191)	$(834)
Other income, net	107	152
Interest expense, net	(159)	(152)
Loss before income taxes	$(1,243)	$(834)
Income tax benefit	95	45
Net loss	$(1,148)	$(789)
Net loss margin [1]	(29.6)%	(20.8)%
Adjusted EBITDA [2]	$360	$478
Adjusted EBITDA margin [2]	9.3%	12.6%
1.Net loss margin is net loss divided by revenue.
2.Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. See “Supplemental Disclosure of Non-GAAP Measures” for additional information about these measures and reconciliations to the most directly comparable financial measures calculated in accordance with U.S. GAAP.
Revenue increased by 2%, to $3,874 million for the three months ended September 30, 2026, from $3,794 million for the three months ended September 30, 2025. AMPs decreased 3% primarily due to the cessation of operations in India in August 2025. U.S. segment revenue increased 6%, driven by increases of 4% in sportsbook revenue and 8% in iGaming revenue. International segment revenue was largely flat, with sportsbook revenue decreasing by 2% primarily reflecting the impact of adverse sports results in UKI and SEA, partially offset by a 1% increase in iGaming revenue.
Cost of sales increased 9% to $2,356 million for the three months ended September 30, 2026, from $2,168 million for the three months ended September 30, 2025. In the U.S. segment, cost of sales as a percentage of revenue increased by 190 basis points, from 60.2% for the three months ended September 30, 2025 to 62.1% for the three months ended September 30, 2026, primarily due to higher payment processing costs. In the International segment, cost of sales as a percentage of revenue increased by 490 basis points, from 48.1% for the three months ended September 30, 2025 to 53.0% for the three months ended September 30, 2026, primarily reflecting the increase in UK remote gaming duty.
Technology, research and development expenses increased by 27%, to $350 million for the three months ended September 30, 2026 from $275 million for the three months ended September 30, 2025 primarily driven by (i) an impairment of $53 million in relation to the Brazil business recorded in 2026, compared to a $16 million impairment of Junglee assets recorded in 2025 and (ii) an increase of $37 million relating to restructuring and integration expenses, primarily due to our PokerStars transformation program, which were partially offset by a decrease in depreciation and amortization expense and share-based payment. Technology, research and development expenses increased $15 million in our International segment due to platform support costs associated with the PokerStars transformation program, and AI development.
Sales and marketing expenses increased by 21%, to $1,168 million for the three months ended September 30, 2026, from $966 million for the three months ended September 30, 2025, primarily driven by an impairment of $230 million in relation to the Brazil business recorded in 2026, compared to a $16 million impairment of Junglee assets recorded in 2025. In our U.S. segment, sales and marketing expenses increased by 16% or 210 basis points as a percentage of revenue, reflecting investments in FanDuel Predicts, FIFA World Cup and our launch in Alberta. In our International segment, sales and marketing expenses decreased by 10% or 160 basis points as a percentage of revenue, primarily due to lower spend in Brazil in response to the challenging trading environment.

General and administrative expenses decreased by 7%, to $650 million for the three months ended September 30, 2026, from $702 million for the three months ended September 30, 2025, driven by a $204 million decrease primarily related to revised market access terms recognized in 2025 in connection with the Boyd transaction, partially offset by (i) $112 million in relation to legal loss contingencies and (ii) a $41 million impairment in relation to the Brazil business.
Goodwill impairment increased by $24 million. In 2026, goodwill impairment of $541 million relates to the Brazil business due to the previously disclosed challenging trading environment and cessation of operations in Brazil in September 2026, compared to $517 million of impairment of Junglee goodwill driven by the cessation of operations in India in August 2025. See Note 3. “Segments and Disaggregation of Revenue” within the Unaudited Condensed Consolidated Financial Statements for additional information.
Operating loss increased by $357 million, to $1,191 million for the three months ended September 30, 2026, from $834 million for the three months ended September 30, 2025, as a result of the factors above.
Other income, net decreased by $45 million, to $107 million for the three months ended September 30, 2026, from $152 million for the three months ended September 30, 2025, primarily due to (i) a $40 million decrease in foreign exchange results from a gain of $27 million for the three months ended September 30, 2025 to a loss of $13 million for the three months ended September 30, 2026, and (ii)a $15 million decrease in the fair value of derivative instruments, from a $11 million gain for the three months ended September 30, 2025 to a loss of $4 million for the three months ended September 30, 2026.
Interest expense, net increased by $7 million, to $159 million for the three months ended September 30, 2026, from $152 million for the three months ended September 30, 2025. The increase reflected a $2 million of higher interest expense from a full quarter of interest on the Senior Secured Notes due 2031 and the USD First Lien Term Loan B due 2032 issued in August 2025, partially offset by lower 2026 SOFR benchmark rates on the USD First Lien Term Loan B 2030 and 2032, and a $5 million decrease in interest income on cash and cash equivalents balances due to lower interest rates.
Income tax benefit changed by $50 million, to $95 million for the three months ended September 30, 2026, from $45 million for the three months ended September 30, 2025. The increase was primarily attributable to the variability in pre-tax book income and loss and the jurisdictional mix of profits in which the Group has a taxable presence. It also reflected (i) $60 million of deferred income tax benefit related to the Brazil impairment of long-lived assets in the fiscal year 2026, (ii) $34 million of deferred income tax benefit related to Australia legal loss contingencies, (iii) a $40 million increase in income tax expense related to unrecognized tax benefit, (iv) the $112 million deferred tax expense in connection with the PokerStars transformation in fiscal year 2025, and (v) the $58 million deferred tax benefit in fiscal year 2025 in connection with the Boyd transaction market access payment.
Net loss increased by $359 million, to $1,148 million for the three months ended September 30, 2026, from $789 million for the three months ended September 30, 2025, and net loss margin increased to 29.6% for the three months ended September 30, 2026 from 20.8% for the three months ended September 30, 2025, as a result of the factors above.
Adjusted EBITDA decreased by $118 million, to $360 million for the three months ended September 30, 2026, from $478 million for the three months ended September 30, 2025. Adjusted EBITDA margin decreased by 330 basis points from 12.6% to 9.3% reflecting the revenue performance and expenses trends outlined above.
Operational and Financial Metrics by Segment
U.S.
The following table presents a summary of our operational metrics for the U.S. segment for the interim periods indicated.

	Three months ended September 30,
AMPs (Amounts in thousands)	2026	2025
Total U.S. AMPs [1]	3,899	3,476
U.S. AMPs by Product Category [1]
Sportsbook	2,969	2,729
iGaming	1,158	935
Other	444	374
Stakes (amounts in $ millions)	$12,023	$10,653
Sportsbook net revenue margin	6.8%	7.4%

1.Total U.S. AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the U.S. segment level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the U.S. segment level. AMPs presented above reflect a level of duplication that arises from individuals who use multiple brands or product offerings. See “Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA margin for the U.S. segment for the interim periods indicated.

	Three months ended September 30,
(Amounts in $ millions, except percentages)	2026	2025
U.S.
Sportsbook	$817	$783
iGaming	572	530
Other	66	55
Total U.S. revenue	$1,455	$1,368
Adjusted EBITDA	$3	$51
Adjusted EBITDA margin	0.2%	3.7%

U.S. segment revenue increased by 6% period over period to $1,455 million for the three months ended September 30, 2026, from $1,368 million for the three months ended September 30, 2025. AMPs increased 12% to 3.9 million.
Sportsbook revenue increased by 4%, driven by a 13% increase in stakes to $12,023 million for the three months ended September 30, 2026, partially offset by a decrease in net revenue margin to 6.8%.
Stakes growth was driven by a strengthened customer proposition, including the expansion of our rewards program to all sportsbook customers; improved social features such as bet-sharing, and greater personalization through Re-Use+ and Bet it Again markets; expanded differentiated betting market offering to include FIFA World Cup same game parlay and FanDuel Labs for WNBA and NFL.
Sportsbook net revenue margin decreased 60 basis points, reflecting a 60 basis points increase in promotional spend, primarily for our launch in Alberta and the FIFA World Cup. Structural revenue margin was flat period over period at 12.9% and sports results remained flat at 10 basis points unfavorable.
iGaming revenue for the three months ended September 30, 2026 increased by 8% driven by a 24% increase in AMPs to 1.2 million for the three months ended September 30, 2026 compared to 0.9 million for the three months ended September 30, 2025, despite competitive dynamics and market moderation. AMP growth was primarily driven by new content releases, including Huff ‘n’ Even More Puff Hard Hat and content featuring Vegas Matt and Lady Luck, alongside our launch in Alberta.
Other revenue for the three months ended September 30, 2026 increased by 20% period over period. The increase was primarily driven by revenue from market making.
Adjusted EBITDA for our U.S. segment was $3 million for the three months ended September 30, 2026, a $48 million decrease compared to $51 million for the three months ended September 30, 2025. Adjusted EBITDA margin decreased to 0.2% for the three months ended September 30, 2026 from 3.7% for the three months ended September 30, 2025.
The decrease in Adjusted EBITDA margin was primarily driven by a 210 basis points increase in sales and marketing expenses as a percentage of revenue, reflecting investments in FanDuel Predicts, our launch in Alberta and the FIFA World Cup, and a 190 basis points increase in cost of sales as a percentage of revenue from 60.2% for the three months ended September 30, 2025 to 62.1% for the three months ended September 30, 2026, primarily driven by higher promotional spending and payment processing costs. These factors were partially offset by a 40 basis points decrease in technology, research and development expenses and 10 basis points decrease in general and administrative expenses, each as a percentage of revenue, reflecting operating leverage and cost savings implemented in the second quarter of 2026, partially offset by increased investments in cloud server costs, prediction markets and regulatory affairs.

International
The following table presents a summary of our operational metrics for the International segment for the interim periods indicated.

	Three months ended September 30,
AMPs (Amounts in thousands)	2026	2025
Total International AMPs [1]	9,770	10,657
International AMPs by Product Category [1]
Sportsbook	5,775	5,345
iGaming	6,375	6,973
Other	174	388
Stakes (amounts in $ millions)	$8,571	$7,902
Sportsbook net revenue margin	11.2%	12.4%
1.Total International AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the International segment level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the International segment level. AMPs presented above reflect a level of duplication that arises from individuals who use multiple brands or product offerings. See “Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA margin for the International segment for the interim periods indicated.

	Three months ended September 30,
(Amounts in $ millions, except percentages)	2026	2025
International
Sportsbook	$963	$982
iGaming	1,379	1,369
Other	77	75
Total International revenue	$2,419	$2,426
Adjusted EBITDA	$435	$505
Adjusted EBITDA margin	18.0%	20.8%
The following tables presents disaggregated revenue for the International segment:

	Three months ended September 30,
($ in millions)	2026	2025
UKI [1]	$889	$853
Southern Europe and Africa [2]	836	743
Asia Pacific [3]	349	363
Central and Eastern Europe [4]	166	151
Brazil [5]	60	87
Other regions [6]	119	229
Total International segment revenue	$2,419	$2,426
1.UKI represents Sky Betting & Gaming, Paddy Power and Betfair UK and Ireland operations as well as the tombola brand.
2.Southern Europe and Africa comprises the Italian operations of our Sisal, Snai (effective from the acquisition date of April 30, 2025) and PokerStars brands as well as Sisal’s business in Türkiye and Morocco and PokerStars’ Southern European operations (beginning January 1, 2026).
3.Asia Pacific includes our Sportsbet business in Australia and Junglee in India (until August 22, 2025).
4.Central and Eastern Europe comprises Adjarabet in Georgia and Armenia together with MaxBet in Serbia, Bosnia and Herzegovina, North Macedonia and Montenegro.

5.Brazil reflects our Betfair and Betnacional (effective from the acquisition date of May 14, 2025) operations in the region. Following the Measure announced on September 25, 2026 banning fixed-odds sports betting and online gaming, our operations in Brazil are currently ceased. In October 2026, we have restructured our business to focus on Betnacional as our sole brand in Brazil, closing our Betfair Brazil operation.
6.Other regions comprise PokerStars’ non-Italian and Southern European operations (beginning January 1, 2026, PokerStars Southern Europe operations formed part of the Southern Europe and Africa region, and beginning April 1, 2026, PokerStars’ North America operations formed part of the U.S. region, respectively) and Betfair’s International business excluding Betfair Brazil.
International segment revenue was largely flat period over period at $2,419 million for the three months ended September 30, 2026 compared to $2,426 million for the three months ended September 30, 2025. AMPs decreased by 8% period over period driven by the cessation of operations in India during August 2025, partially offset by growth in SEA and UKI.
Sportsbook revenue decreased by 2%, to $963 million for the three months ended September 30, 2026 from $982 million for the three months ended September 30, 2025, as an 8% stakes increase from the FIFA World Cup and the start of the new soccer season, together with a 2% period over period benefit from favorable changes in foreign currency exchange rates, was more than offset by a 120 basis points decline in net revenue margin to 11.2% for the three months ended September 30, 2026. The margin decline reflected (i) a 130 basis points adverse sports results impact, primarily in UKI and SEA (three months ended September 30, 2026: 150 basis points unfavorable, three months ended September 30, 2025: 20 basis points unfavorable), (ii) a 10 basis points increase in promotional spend to 3.8% of stakes related to FIFA World Cup investment in UKI and APAC, and (iii) a 20 basis points improvement in structural margin from favorable sports and bet mix in UKI and SEA, partially offset by adverse sports mix in APAC.
iGaming revenue increased by 1%, to $1,379 million for the three months ended September 30, 2026 from $1,369 million for the three months ended September 30, 2025, primarily driven by growth in UKI and SEA, which more than offset the impact of the cessation of operations in India during August 2025 and lower revenue in Brazil.
Other revenue for the three months ended September 30, 2026 was largely flat period over period.
On a regional basis:
UKI revenue grew by 4% period over period. UKI sportsbook revenue decreased 6% reflecting a 210 basis points adverse sports results impact on sportsbook net revenue margin, partially offset by a 5% stake growth driven by FIFA World Cup and improved engagement at start of the new soccer season. UKI iGaming revenue grew 12% period over period, supported by a 20% increase in AMPs, driven by improved cross selling during the FIFA World Cup and exclusive content releases.
SEA revenue grew 13% period over period, with revenue growth of 5% driven by the transfer of PokerStars’ Southern European customers to SEA from Other regions in the first quarter of 2026. SEA sportsbook revenue grew 3% period over period reflecting a 14% growth in stakes driven by FIFA World Cup momentum and further product enhancements, partially offset by a 160 basis points decline in sportsbook net revenue margin from adverse sports results and 2% unfavorable change in foreign currency exchange rates. iGaming revenue grew 17% period over period supported by operational execution in Sisal Italy, expanded product offerings in Türkiye, and the transfer of PokerStars’ Southern European customers to SEA from Other regions which contributed 7% growth, partially offset by 2% impact from unfavorable change in foreign currency exchange rates.
APAC revenue decreased 4% period over period. Sportsbook revenue increased by 4%, primarily driven by a 14% stake growth from the FIFA World Cup and closing rounds of the AFL and supported by an 8% favorable change in foreign currency exchange rates, partly offset by a decrease in sportsbook net revenue margin driven by adverse sports mix, and adverse sports results. iGaming revenue declined by 100% period over period following the cessation of our Indian operations after the prohibition of real-money gaming in August 2025.
CEE revenue grew 10% period over period driven by 9% iGaming growth from market share gains in Georgia, Serbia and Armenia, and 14% growth in sportsbook revenue reflecting increased customer engagement during the FIFA World Cup.
Brazil revenue declined by 31% period over period driven by socioeconomic measures implemented earlier in the year and an adverse swing in sports results, which more than offset sportsbook and iGaming product enhancements made in the quarter. Favorable change in foreign currency exchange rates contributed revenue growth of 4%. Operations in Brazil ceased at the end of September following the implementation of a provisional measure announced on September 25, 2026. See “Business Environment” for further details.
Other regions revenue decreased by 48% period over period, with 21% of the decrease driven by the transfer of PokerStars' Southern European customers to the SEA region and North America customers to the U.S. segment, together with the continued decline in activity on the PokerStars global platform.

Adjusted EBITDA for International was $435 million for the three months ended September 30, 2026, a 14% decrease from $505 million for the three months ended September 30, 2025. Adjusted EBITDA margin decreased by 280 basis points to 18.0% for the three months ended September 30, 2026.
The overall decrease in Adjusted EBITDA margin was primarily driven by a 490 basis points increase in cost of sales as a percentage of revenue reflecting higher remote gaming duty in the UK, and a 50 basis points increase in technology, research and development expense due to platform support costs associated with the PokerStars transformation program and AI development. These impacts were partially offset by a 160 basis points decrease in sales and marketing expenses reflecting lower spend in Brazil in response to the challenging trading environment and 100 basis points decrease in general and administrative expenses, driven by savings from UKI and PokerStars transformation programs and the cessation of operations in India.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025:
The following table presents our AMPs for the Group, by total Group and by product category for the interim periods indicated:

	Nine months ended September 30,
AMPs (Amounts in thousands)	2026	2025
Total Group AMPs [1]	14,112	15,509
Group AMPs by Product Category [1]
Sportsbook	9,026	8,732
iGaming	7,704	8,026
Other	688	1,601
1.In circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the Group level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the Group level. AMPs presented above reflect a level of duplication that arises from individuals who use multiple brands or product offerings. See “Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents a summary of our financial results for the periods indicated and is derived from our Unaudited Condensed Consolidated Financial Statements for the interim periods indicated:

	Nine months ended September 30,
(Amounts in $ millions, except percentages)	2026	2025
Revenue	$12,504	$11,646
Cost of sales	(7,436)	(6,352)
Gross profit	$5,068	$5,294
Technology, research and development expenses	(909)	(746)
Sales and marketing expenses	(3,146)	(2,595)
General and administrative expenses	(1,728)	(1,658)
Goodwill impairment	(541)	(517)
Operating loss	$(1,256)	$(222)
Other income, net	425	294
Interest expense, net	(477)	(347)
Loss before income taxes	$(1,308)	$(275)
Income tax benefit (expense)	73	(142)
Net loss	$(1,235)	$(417)
Net loss margin [1]	(9.9)%	(3.6)%
Adjusted EBITDA [2]	$1,499	$2,013
Adjusted EBITDA margin [2]	12.0%	17.3%

1.Net loss margin is net loss divided by revenue.
2.Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. See “Supplemental Disclosure of Non-GAAP Measures” for additional information about these measures and reconciliations to the most directly comparable financial measures calculated in accordance with U.S. GAAP.
Revenue increased by 7%, to $12,504 million for the nine months ended September 30, 2026, from $11,646 million for the nine months ended September 30, 2025. AMPs decreased 9% to 14.1 million primarily due to the cessation of operations in India during 2025. U.S. segment revenue increased 2% as iGaming growth of 14% was partly offset by a 4% decrease in sportsbook revenue. International segment revenue increased 11%, primarily reflecting the acquisitions of Snai and NSX, which were consolidated from April 30, 2025 and May 14, 2025, respectively, and contributed a 7% increase.
Cost of sales increased by 17% to $7,436 million for the nine months ended September 30, 2026, from $6,352 million for the nine months ended September 30, 2025. In our U.S. segment, cost of sales as a percentage of revenue increased 300 basis points, to 60.0% for the nine months ended September 30, 2026 from 57.0% for the nine months ended September 30, 2025, primarily reflecting 270 basis points increase from higher state tax rates and increased promotional spend. In the International segment, cost of sales as a percentage of revenue increased 500 basis points to 51.2% for the nine months ended September 30, 2026 from 46.2% for the nine months ended September 30, 2025, primarily due to higher remote gaming tax in UK and the acquisition of Snai which has higher cost of sales as a percentage of revenue. Cost of sales also included an $88 million increase in depreciation and amortization, primarily due to the Snai and NSX acquisitions and a change in estimate of asset useful lives, and a $55 million increase in legal loss contingencies related to the Indian GST matter.

Technology, research and development expenses increased by 22%, to $909 million for the nine months ended September 30, 2026 from $746 million for the nine months ended September 30, 2025. In the U.S. segment, expenses increased $30 million, primarily due to increased headcount, higher server and cloud services costs to support scaling of our business and investment in FanDuel Predicts. In the International segment, expenses increased $61 million primarily attributable to (i) a $16 million increase due to the Snai and NSX acquisitions, (ii) employee costs driven by investment in research and development activities, (iii) server migration costs, (iv) platform support costs associated with PokerStars transformation program, and (v) inflation. In addition, the increase was due to (i) a $53 million impairment of Brazil assets in 2026, compared to a $16 million impairment of Junglee assets in 2025 and (ii) higher restructuring and integration costs of $37 million primarily related to our PokerStars transformation program.
Sales and marketing expenses increased by 21%, to $3,146 million for the nine months ended September 30, 2026, from $2,595 million for the nine months ended September 30, 2025. In our U.S. segment, sales and marketing expenses increased by 21%, or 360 basis points, as a percentage of revenue, primarily driven by investments in the FIFA World Cup, new state launches and FanDuel Predicts. In our International segment, sales and marketing expenses increased by $96 million, or 9%, with the acquisitions of Snai and NSX contributing $98 million of the increase. As a percentage of revenue, International sales and marketing expenses decreased by 40 basis points to 15.7% for the nine months ended September 30, 2026, due to (i) lower sales and marketing expenses as a percentage of revenues in Snai due to advertising restrictions in Italy and (ii) lower spend in India due the cessation of Junglee operations in August 2025, partially offset by (i) an increased proportion of Brazil in International revenue in 2026 despite the cessation of operations in September 2026 and (ii) increased spend during the FIFA World Cup. In addition, the increase in sales and marketing expenses was also driven by (i) an impairment of $230 million in relation to the Brazil business recorded in 2026, compared to a $16 million impairment of Junglee assets recorded in 2025, and (ii) an increase in depreciation and amortization expense of $52 million, primarily due to amortization of acquired intangible assets from the Snai and NSX acquisitions and change in estimated useful lives in our SkyBet and PokerStars brands.
General and administrative expenses increased by 4%, to $1,728 million for the nine months ended September 30, 2026, from $1,658 million for the nine months ended September 30, 2025. In our U.S. segment, general and administrative expenses increased by $35 million, primarily due to increased headcount and professional fees. In our International segment, the acquisitions of Snai and NSX contributed a $26 million increase, and savings from the UKI and PokerStars transformation programs were partially offset by higher staff costs and inflation in SEA. Additionally, there was a period over period (i) increase of $145 million in legal loss contingencies, (ii) decrease of $192 million in transaction fees and associated costs, primarily driven by revised market access terms recognized in 2025 in connection with the Boyd transaction, (iii) increase of $41 million relating to the Brazil business impairment, (iv) decrease of $29 million in share-based compensation, and (v) increase in unallocated corporate overhead due to investments in U.S. reporting and controls environment.
Goodwill impairment increased by $24 million. In 2026, goodwill impairment of $541 million relates to the Brazil business driven by the challenging trading environment and cessation of operations in Brazil in September 2026, compared to $517 million impairment of Junglee goodwill driven by the cessation of operations in India in August 2025. See Note 3. “Segments and Disaggregation of Revenue” within the Unaudited Condensed Consolidated Financial Statements for additional information.
Operating loss increased by $1,034 million, to $1,256 million for the nine months ended September 30, 2026, from $222 million for the nine months ended September 30, 2025, as a result of the factors above.

Other income, net increased $131 million, to $425 million for the nine months ended September 30, 2026, from $294 million for the nine months ended September 30, 2025, primarily driven by a movement in the fair value gain on the Fox Option liability of $205 million, partially offset by a decrease in foreign exchange gain (loss) of $81 million due to a loss of $21 million for the nine months ended September 30, 2026 compared to a gain of $60 million for the nine months ended September 30, 2025.
Interest expense, net increased $130 million, to $477 million for the nine months ended September 30, 2026, from $347 million for the nine months ended September 30, 2025, primarily due to (a) a $106 million increase in interest expense resulting from the full period impact of the June 2025 issuance and subsequent third-quarter 2025 issuances of the Senior Secured Notes due 2031 and the USD First Lien Term Loan B due 2032, and (b) a $22 million reduction in interest income earned on cash and cash equivalents balances driven by lower interest rates.
Income tax benefit (expense) changed by $215 million, to $73 million income tax benefit for the nine months ended September 30, 2026, from $142 million income tax expense for the nine months ended September 30, 2025. The change is primarily attributable to the variability in pre-tax book income and loss and the jurisdictional mix of profits in which the Group has a taxable presence. It also reflected the (i) $60 million of deferred income tax benefit related to the Brazil impairment of long-lived assets in the fiscal year 2026, (ii) $34 million of deferred income tax benefit related to Australia legal loss contingencies, (iii) $112 million deferred tax expense in connection with the PokerStars transformation in fiscal year 2025, (iv) $58 million deferred tax benefit in fiscal year 2025 in connection with the Boyd transaction, (v) $28 million of income tax expense related to the reorganization of the Betfair Brazil business in fiscal year 2025, and (vi) share-based compensation tax shortfall of $14 million for nine months ended September 30, 2026, compared to an excess tax benefit of $13 million for the nine months ended September 30, 2025.
Net loss increased by $818 million, to $1,235 million for the nine months ended September 30, 2026, from $417 million for the nine months ended September 30, 2025, and net loss margin increased to 9.9% net loss margin from 3.6% net income margin for the nine months ended September 30, 2025, as a result of the factors above.
Adjusted EBITDA decreased by $514 million, to $1,499 million for the nine months ended September 30, 2026, from $2,013 million for the nine months ended September 30, 2025. Adjusted EBITDA margin decreased by 530 basis points from 17.3% to 12.0% reflecting the revenue performance and expenses trends outlined above.
Operational and Financial Metrics by Segment
U.S.
The following table presents a summary of our operational metrics for the U.S. segment for the interim periods indicated.

	Nine months ended September 30,
AMPs (Amounts in thousands)	2026	2025
Total U.S. AMPs [1]	4,003	3,769
U.S. AMPs by Product Category [1]
Sportsbook	3,098	3,019
iGaming	1,093	942
Other	501	449
Stakes (amounts in $ millions)	$37,337	$36,958
Sportsbook net revenue margin	8.0%	8.5%
1.Total U.S. AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the U.S. segment level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the U.S. segment level. AMPs presented above reflect a level of duplication that arises from individuals who use multiple brands or product offerings. See “Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.
The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA margin for the U.S. segment for the interim periods indicated.

	Nine months ended September 30,
(Amounts in $ millions, except percentages)	2026	2025
U.S.
Sportsbook	$3,000	$3,136
iGaming	1,713	1,509
Other	188	180
Total U.S. revenue	$4,901	$4,825
Adjusted EBITDA	$241	$612
Adjusted EBITDA margin	4.9%	12.7%

U.S. segment revenue increased by 2% period over period, and AMPs increased by 6%.
Sportsbook revenue decreased by 4%, primarily due to lower net revenue margin, partially offset by a 1% period over period increase in stakes to $37,337 million for the nine months ended September 30, 2026.

Sportsbook net revenue margin decreased by 50 basis points period over period to 8.0% for the nine months ended September 30, 2026 compared to 8.5% for the nine months ended September 30, 2025. The decrease reflected a 90 basis points increase in promotional spend related to investments in new state launches and the FIFA World Cup, partially offset by a 40 basis points improvement in sports results (nine months ended September 30, 2026: 10 basis points unfavorable, nine months ended September 30, 2025: 50 basis points unfavorable). Structural revenue margin was flat at 13.6%.
iGaming revenue for the nine months ended September 30, 2026 increased by 14%, driven by an increase in AMPs of 16% period over period to 1.1 million for the nine months ended September 30, 2026 compared to 0.9 million for the nine months ended September 30, 2025.
Other revenue for the nine months ended September 30, 2026 increased by 4% primarily reflecting market making revenues and FanDuel Predicts, partially offset by lower horse racing revenue.
Adjusted EBITDA for our U.S. segment was $241 million for the nine months ended September 30, 2026, a $371 million decrease compared to $612 million for the nine months ended September 30, 2025. Adjusted EBITDA margin decreased to 4.9% for the nine months ended September 30, 2026 from 12.7% for the nine months ended September 30, 2025.
The decrease in Adjusted EBITDA margin was driven by a 360 basis points increase in sales and marketing expenses as a percentage of revenue reflecting investments in the FIFA World Cup, new state launches and FanDuel Predicts; a 300 basis points increase in cost of sales as a percentage of revenue, primarily due to higher tax rates and increased player incentives and a greater mix of iGaming revenue, which carries a higher cost of sales; a 60 basis points increase in general and administrative expenses as a percentage of revenues primarily due to higher headcount and professional fees; and a 60 basis points increase in technology, research and development expenses as a percentage of revenues, due to increased headcount, higher server and cloud costs and investment in prediction markets.
International
The following table presents a summary of our operational metrics for the International segment for the interim periods indicated.

	Nine months ended September 30,
AMPs (Amounts in thousands)	2026	2025
Total International AMPs [1]	10,109	11,740
International AMPs by Product Category [1]
Sportsbook	5,928	5,713
iGaming	6,611	7,084
Other	187	1,152
Stakes (amounts in $ millions)	$26,624	$22,784
Sportsbook net revenue margin	12.1%	12.7%
1.Total International AMPs is not a sum total of the AMPs for each product category because in circumstances where a player uses multiple product categories within one brand, we are generally able to identify that it is the same player who is using multiple product categories and therefore count this player as only one AMP at the International segment level while also counting this player as one AMP for each separate product category that the player is using. As a result, the sum of the AMPs presented at the product category level presented above is greater than the total AMPs presented at the International segment level. AMPs presented above reflect a level of duplication that arises from individuals who use multiple brands or product offerings. See “Key Operational Metrics” above for additional information regarding how we calculate AMPs data, including a discussion regarding duplication of players that exists in such data.

The following table presents our revenue, Adjusted EBITDA and Adjusted EBITDA margin for the International segment for the interim periods indicated.

	Nine months ended September 30,
(Amounts in $ millions, except percentages)	2026	2025
International
Sportsbook	$3,230	$2,903
iGaming	4,123	3,687
Other	250	231
Total International revenue	$7,603	$6,821
Adjusted EBITDA	$1,498	$1,614
Adjusted EBITDA margin	19.7%	23.7%
The following table presents disaggregated revenue for the International segment:

	Nine months ended September 30,
($ in millions)	2026	2025
UKI [1]	$2,760	$2,671
Southern Europe and Africa [2]	2,672	1,848
Asia Pacific [3]	1,052	1,078
Central and Eastern Europe [4]	496	429
Brazil [5]	206	140
Other regions [6]	417	655
Total International segment revenue	$7,603	$6,821
1.UKI represents Sky Betting & Gaming, Paddy Power and Betfair UK and Ireland operations as well as the tombola brand.
2.Southern Europe and Africa comprises the Italian operations of our Sisal, Snai (effective from the acquisition date of April 30, 2025) and PokerStars brands as well as Sisal’s business in Türkiye and Morocco and PokerStars’ Southern European operations (beginning January 1, 2026).
3.Asia Pacific includes our Sportsbet business in Australia and Junglee in India (until August 22, 2025).
4.Central and Eastern Europe comprises Adjarabet in Georgia and Armenia together with MaxBet in Serbia, Bosnia and Herzegovina, North Macedonia and Montenegro.
5.Brazil reflects our Betfair and Betnacional (effective from the acquisition date of May 14, 2025) operations in the region. Following the Measure announced on September 25, 2026 banning fixed-odds sports betting and online gaming, our operations in Brazil are currently ceased. In October 2026, we have restructured our business to focus on Betnacional as our sole brand in Brazil, closing our Betfair Brazil operation.
6.Other regions comprise PokerStars’ non-Italian and Southern European operations (beginning January 1, 2026, PokerStars Southern Europe operations formed part of the Southern Europe and Africa region, and beginning April 1, 2026, PokerStars’ North America operations formed part of the U.S. region, respectively) and Betfair’s International business excluding Betfair Brazil.
International segment revenue increased 11%, to $7,603 million for the nine months ended September 30, 2026 from $6,821 million for the nine months ended September 30, 2025, reflecting a 7% increase from the Snai and NSX acquisitions and 4% from favorable changes in foreign currency exchange rates. AMPs decreased by 14% period over period driven by the cessation of operations in India during 2025.
Sportsbook revenue increased 11%, to $3,230 million for the nine months ended September 30, 2026 from $2,903 million for the nine months ended September 30, 2025, driven by the Snai and NSX acquisitions, which contributed 8% to the increase, and favorable changes in foreign currency exchange rates, which contributed 5% growth. These factors were partially offset by a 2% decrease from lower UKI sportsbook revenue, primarily driven by adverse sports results. Sportsbook stakes grew 17% period over period, including 9% growth from Snai and NSX.
Sportsbook net revenue margin decreased by 60 basis points period over period to 12.1%, primarily reflecting an 80 basis points adverse impact from unfavorable sports results compared with favorable sports results in the prior period (nine months ended September 30, 2026: 70 basis points unfavorable, nine months ended September 30, 2025: 10 basis points favorable) and 10 basis points decrease in structural revenue margin due to lower-margin regions including SEA, CEE and Brazil forming a higher proportion of the sportsbook revenue mix. These impacts were partially offset by a 30 basis points reduction in promotional spend to 3.6% of stakes with increased FIFA World Cup investment offset by promotional spend efficiencies.

iGaming revenue increased 12%, to $4,123 million for the nine months ended September 30, 2026 from $3,687 million for the nine months ended September 30, 2025, driven by the Snai and NSX acquisitions, which contributed 7% growth, and growth in Sisal, UKI and CEE, partially offset by the cessation of operations in India and the migration of PokerStars North America to the U.S. segment. Favorable changes in foreign currency exchange rates contributed a further 2% growth.
Other revenue for the nine months ended September 30, 2026 increased 8% period over period, primarily driven by Betfair exchange revenue growth from the Indian Premier League and the Women’s T20 World Cup. Favorable changes in foreign currency exchange rates contributed revenue growth of 3%.
On a regional basis:
UKI revenue increased 3% period over period driven by a 3% favorable change in foreign exchange rates. Sportsbook revenue decreased 6%, as a 150 basis points decrease in net revenue margin resulting from adverse sports results more than offset a 2% growth in stakes and a 3% favorable change in foreign currency exchange rates impact. iGaming revenue increased 11%, primarily driven by 17% growth in AMPs due to improved cross selling during the FIFA World Cup and new exclusive content releases, as well as a 2% favorable change in foreign currency exchange rates.
SEA revenue increased 45% period over period, driven by the Snai acquisition that contributed 24% revenue growth, the transfer of PokerStars' Southern European customers to SEA from Other regions in the first quarter of 2026 that contributed revenue growth of 6%, and favorable change in foreign currency exchange rates that contributed revenue growth of 3%. Sportsbook revenue increased 46% primarily reflecting the Snai acquisition which contributed an increase in revenue of 33%, and continued growth in Sisal, partially offset by lower net revenue margin driven primarily by unfavorable sports results; favorable change in foreign currency exchange rates contributed growth of 3%. iGaming revenue increased 44% driven by the Snai acquisition that contributed 19% revenue growth, growth in Sisal Italy, expanded product offerings in Türkiye, and the transfer of PokerStars’ Southern European customers to SEA from Other regions, which contributed 9% growth; favorable change in foreign currency exchange rates contributed revenue growth of 3%.
APAC revenue decreased by 2% period over period. Sportsbook revenue in Australia was 9% higher, primarily driven by a favorable change in foreign currency exchange rates of 8%. iGaming revenue declined in India by 100% period over period, reflecting the prohibition of real-money gaming and subsequent cessation of our Indian operations in August 2025.
CEE revenue increased 16% period over period. iGaming revenue increased 14%, primarily driven by product improvements and market share gains in Serbia, Georgia and Armenia. Sportsbook revenue increased 25%, reflecting an 18% increase in stakes and a 60 basis points increase in net revenue margin from more efficient deployment of promotional spend. Favorable change in foreign currency exchange rates contributed 3% revenue growth.
Brazil revenue increased 47% period over period, driven by NSX, while Betfair Brazil was largely flat. Favorable change in foreign currency exchange rates contributed 8% growth. We ceased to operate sports betting and iGaming in Brazil at the end of September in accordance with the implementation of a provisional measure announced on September 25, 2026. See “Business Environment” for further details.
Other regions revenue decreased by 36% period over period, primarily due to a 21% decrease as a result of the transfer of PokerStars' Southern European customers to SEA and North American customers to the U.S. segment, and continued declines in activity on the PokerStars global platform.
Adjusted EBITDA for International was $1,498 million for the nine months ended September 30, 2026, a 7% decrease from $1,614 million for the nine months ended September 30, 2025, and Adjusted EBITDA margin decreased by 400 basis points to 19.7% for the nine months ended September 30, 2026. The acquisitions of Snai and NSX contributed to an increase in Adjusted EBITDA of $48 million and a decrease in Adjusted EBITDA margin of 40 basis points.
The overall decrease in Adjusted EBITDA margin was primarily driven by an increase in cost of sales as a percentage of revenue of 500 basis points from 46.2% for the nine months ended September 30, 2025, to 51.2% for the nine months ended September 30, 2026, due to an increase of remote gaming tax in UK and the acquisition of Snai which has higher cost of sales as a percentage of revenue. These were partially offset by a 100 basis points decrease in general and administrative expenses as a percentage of revenues driven by savings from the UKI and PokerStars transformation programs and the cessation of operations in India.

Supplemental Disclosure of Non-GAAP Measures
Adjusted EBITDA is defined on a Group basis as income (loss) before income taxes; other (expense) income, net; interest expense, net; depreciation and amortization; transaction fees and associated costs; restructuring and integration costs; legal (settlements) loss contingencies; gaming tax disputes; impairment of property and equipment, intangible assets, right-of-use assets and goodwill; and share-based compensation charge. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.
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
•they do not reflect share-based compensation expense, which is primarily a non-cash charge that is part of our employee compensation;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;
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
The following table reconciles net income, the most comparable GAAP financial measure, to Adjusted EBITDA and Adjusted EBITDA Margin for the fiscal periods presented:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in $ millions, except percentages)	2026	2025	2026	2025
Net loss	(1,148)	(789)	(1,235)	(417)
Add back:
Income tax expense (benefit)	(95)	(45)	(73)	142
Other income, net	(107)	(152)	(425)	(294)
Interest expense, net	159	152	477	347
Depreciation and amortization	405	419	1,220	1,082
Share-based compensation expense	59	71	176	200
Transaction fees and associated costs [1]	1	204	32	224
Restructuring and integration costs [2]	108	59	254	170
Legal loss contingencies [3]	105	—	200
Impairment [4]	873	559	873	559
Adjusted EBITDA	$360	$478	$1,499	$2,013
Revenue	$3,874	$3,794	$12,504	$11,646
Adjusted EBITDA Margin	9.3%	12.6%	12.0%	17.3%
1.During the nine months ended September 30, 2026, transaction costs of $32 million primarily relate to the Group’s contribution to a super political action committee. During the three months ended September 30, 2025, transaction costs of $204 million primarily relate to the Boyd market access payment. During the nine months ended September 30, 2025, transaction costs of $224 million mainly relate to the Boyd market access payment and the Snai and NSX acquisitions.
2.During the three and nine months ended September 30, 2026, costs of $108 million and $254 million, respectively (three and nine months ended September 30, 2025: $59 million and $170 million, respectively) primarily relate to various restructuring, acquisition integration and other strategic initiatives to drive synergies. The programs are expected to run until 2029. These actions include efforts to consolidate and integrate our technology infrastructure, back-office functions and relocate certain operations to lower cost locations. It also includes business process re-engineering cost, planning and design of target operating models for the Group's enabling functions and discovery and planning related to the Group's anticipated migration to a new enterprise resource planning system. The costs primarily include severance expenses, advisory fees and temporary staffing costs.
3.During the three months ended September 30, 2026, $105 million relates to a provision recognized to facilitate a potential resolution of the Fast Code Class Action, partially offset by an adjustment in connection with the Indian GST matter (three months ended September 30, 2025: Nil). During the nine months ended September 30, 2026, $200 million relates to provisions recognized in connection with (i) a historical U.S. sales and use tax matter, (ii) the Fast Code Class Action and (iii) the Indian GST matter (nine months ended September 30, 2025: Nil).
4.During the three and nine months ended September 30, 2026, the Group recognized impairment charges of $873 million is related to Brazil within the International segment, due to the previously disclosed challenging trading environment driven by government implemented socio-economic measures together with the Measure announced on September 25, 2026 banning fixed-odds sports betting and online gaming. Out of the total impairment charge of $873 million, $296 million is related to long-lived assets and $541 million is related to goodwill. Long-lived asset impairment charges primarily included $122 million related to the trademark, $108 million related to customer relationships, $31 million related to technology, and $22 million related to capitalized development costs. Trademark and customer relationships impairment charges were recognized in sales and marketing expenses; technology and capitalized development costs in technology, research and development expenses; and license cost in cost of sales. The impairment charges related to property, plant and equipment and right-of-use assets were recognized in general and administrative expenses.
During the three and nine months ended September 30, 2025, the Group recognized impairment charges of $559 million mainly related to Junglee. The Act, which was passed by the Indian Parliament and received Presidential assent on August 22, 2025, banned all forms of online real money gaming in India. As a result of the Act, from August 22, 2025, Junglee ceased offering all real-money games in India. The Junglee impairment charge is $556 million before income taxes. The assets impaired substantially consist of goodwill of $517 million, acquired and developed intangibles of $32 million and other long-lived assets of $7 million. The $517 million of goodwill impaired is not deductible for tax purposes, and therefore there was no income tax benefit. Income tax impacts arising for acquired and developed intangibles and other long-lived assets are not material.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and borrowings from various financial institutions and debt investors. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service our long-term debt, to service our obligations under our operating leases, and to repurchase our ordinary shares subject to economic and market conditions and our capital requirements, and otherwise as described below under “Other Purchase Obligations.” We believe we have the ability and sufficient capacity to meet these cash requirements in the short term and long term by using available cash, internally generated funds and borrowings under the Group’s committed revolving credit facility. As of September 30, 2026, we had $1,708 million of cash and cash equivalents available for corporate use.
Long-term Debt
As of September 30, 2026, we had an aggregate principal amount of long-term debt of $12 billion, with $52 million due within 12 months. In addition, we are obligated to make periodic interest payments at variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of September 30, 2026, our total interest obligation on long-term debt totaled $696 million payable within 12 months net of hedging. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. Excluded from these amounts are other costs related to indebtedness.
On October 30, 2026, the Company and certain of its subsidiaries entered into a First Amendment and Restatement Agreement (the “First Amendment and Restatement Agreement”) to the Credit Agreement dated as of November 24, 2023 (as amended) (the “Credit Agreement”). After giving effect to the First Amendment and Restatement Agreement on November 3, 2026, the Group’s committed revolving credit facility has been increased to $1.86 billion. See Note 17, “Subsequent Events,” to the Unaudited Condensed Consolidated Financial Statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.
Leases
We have lease arrangements primarily for offices, retail stores and data centers. As of September 30, 2026, the Group had operating lease obligations of $559 million with $142 million payable within 12 months.
Share Repurchase Programs
On September 25, 2024, our Board authorized a share repurchase program (the “2024 Share Repurchase Program”) of up to $5 billion of our ordinary shares, subject to a variety of factors, including legal requirements, price, economic and market conditions and our capital requirements. During the third quarter of 2026, we did not repurchase any shares and paused the 2024 Share Repurchase Program to prioritize deleveraging. As of September 30, 2026, Flutter has repurchased 6,777,545 ordinary shares under the 2024 Share Repurchase Program for a total of $1,372 million.
Other Purchase Obligations
As of September 30, 2026, material cash requirements from known contractual and other obligations relating to sponsorship, marketing, media and other agreements totaled $4,998 million, which includes capital expenditure commitments contracted for but not yet incurred of $11 million. Contractual and other obligations payable in the remainder of fiscal 2026 are $483 million.

Cash Flow Information
The following table summarizes our condensed consolidated cash flow information for the periods presented:

	Nine months ended September 30,
($ in millions)	2026	2025
Net cash provided by (used in):
Operating activities	$904	$756
Investing activities	$(524)	$(3,135)
Financing activities	$(243)	$2,517
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025:
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2026 increased by $148 million, or 20%, to $904 million compared to $756 million of net cash provided by operating activities for the nine months ended September 30, 2025.
The movement in our cash flows from operating activities was primarily driven by changes in operating assets and liabilities arising from an increase in (i) player deposit liabilities of $402 million primarily from payment of lottery winnings by Sisal in the nine months ended September 30, 2025 following the rollover of the lottery jackpot as of December 31, 2024 and a jackpot won but unpaid in the nine months ended September 30, 2026; and (ii) from other liabilities of $683 million primarily due to higher accrued expenses period over period from UKI gambling duty increases and timing of payments across the Group, an increase in legal provisions and lower employee bonus payments period over period. These inflows were partially offset by an increase in interest payments of $105 million due to higher debt balances, a $99 million decrease in player deposit investments primarily reflecting sale of a higher amount of debt securities to invest in money market funds during the nine months ended September 30, 2025, and higher operating costs period over period.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 decreased by $2,611 million, or 83%, to $524 million compared to $3,135 million for the nine months ended September 30, 2025 primarily driven by a $2,688 million decrease in acquisitions net of cash acquired, reflecting the Snai and NSX acquisitions in the nine months ended September 30, 2025.
Financing Activities
For the nine months ended September 30, 2026, net cash used in financing activities increased by $2,760 million, to $243 million compared to net cash provided by financing activities of $2,517 million for the nine months ended September 30, 2025. The change primarily reflected (i) a $8,463 million decrease in proceeds from issuance of long-term debt driven by the April 29, 2025 and July 10, 2025 bridge credit agreement, the senior secured notes due 2031 and the USD term loan B due 2032 in the nine months ended September 30, 2025, partially offset by higher borrowings on our GBP Revolving Credit Facility due 2028 in the nine months ended September 30, 2026; (ii) a $3,523 million decrease in repayment of long-term debt primarily related to the 2025 repayment on our bridge credit facilities in the nine months ended September 30, 2025, used to finance the Snai acquisition and Boyd non-controlling interest acquisition, partially offset by higher repayments on our GBP Revolving Credit Facility due 2028 in the nine months ended September 30, 2026 , (iii) a $1,620 million decrease in acquisition of non-controlling interests following the acquisition of Boyd’s 5% stake in FanDuel in the nine months ended September 30, 2025, and (iv) a $580 million decrease in repurchase of ordinary shares and taxes withheld and paid on employee share awards primarily driven by lower share repurchases period over period.
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
Fox Option liability
During the nine months ended September 30, 2026, there were no changes to the fair value measurement approach for the Fox Option liability as discussed in the 2025 Annual Report. For the input of subjective assumptions used in the option pricing model, please see Note 15. “Fair value measurements” to the Unaudited Condensed Consolidated Financial Statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.
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
Additionally, the fair value of the Fox Option liability may differ significantly from the value that would have been used had a readily available market existed for FanDuel. In addition, changes in the market environment and other events that may occur over the life of the Fox Option may cause the losses ultimately realized on the Fox Option to be different than the unrealized losses reflected in the valuations currently assigned. The range in fair value as of September 30, 2026, is nil to $409 million, assuming a 10% increase/decrease in the equity value of the investor units and using the upper and lower end of the ranges of volatility, DLOC and DLOM, as disclosed in Note 15. “Fair value measurements” to the Unaudited Condensed Consolidated Financial Statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.
Litigation and Claims
We are regularly involved as plaintiffs or defendants in claims and litigation related to our past and current business operations. We establish an accrued liability for legal claims and indemnification claims when we determine that a loss is both probable and the amount of the loss can be reasonably estimated. Our estimates are based on all known facts at the time and our assessment of the ultimate outcome. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. The estimates require significant judgment, given the varying stages of the proceedings, the numerous yet-unresolved issues in many of the claims and the uncertainty of the various potential outcomes of such claims. We vigorously defend ourselves against what we believe are improper claims, including those asserted in litigation. Due to the unpredictable nature of litigation, there can be no assurance that our accruals will be sufficient to cover the extent of our potential exposure to losses. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by us in connection with the various proceedings could affect our results of operations and financial condition. Please see Note 16. “Commitments and contingencies” to the Unaudited Condensed Consolidated Financial Statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.
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

The fair value of the acquired trade name is generally estimated using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. Assumed royalty rates are applied to the projected revenues for the remaining useful life of the trade name to estimate the royalty savings. The fair value of customer relationships is estimated using the multi-period excess earnings method. The multi-period excess earnings method model estimates revenues and cash flows derived from the primary asset and then deducts portions of the cash flow that can be attributed to supporting assets, such as trade name, technology and working capital that contributed to the generation of the cash flows. The resulting cash flow, which is attributable solely to the primary asset acquired, is then discounted at a rate of return commensurate with the risk of the asset to calculate a present value. Please see Note 11. “Business combinations” to the unaudited condensed consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
There have been no significant changes in our exposure to market risk during the nine months ended September 30, 2026. Refer to Part II, “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in the 2025 Annual Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2026, the Company continued the phased implementation of our new technology infrastructure, business processes, and operating models for our enabling functions related to our new enterprise resource planning system. We also made updates to the human resources information system and related business processes used in our key locations. This has involved changes to our internal controls over financial reporting. Except for these items, there were no other changes to our internal control over financial reporting that occurred during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
Item 1. Legal Proceedings
We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims, securities, tax, advertising practices, labor and employment, commercial disputes and services, as well as shareholder derivative suits, class action lawsuits, actions from former employees, suits involving governmental authorities and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. Please see Note 6. “Income taxes” and Note 16. “Commitments and contingencies” to our Unaudited Condensed Consolidated Financial Statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our 2025 Annual Report other than those listed in this section.
The risks described in our 2025 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Our restructuring and cost-saving initiatives may not achieve their anticipated benefits and could adversely affect our business, financial condition and results of operations.
We have undertaken, and expect to continue to undertake, a range of restructuring and cost-transformation initiatives intended to reduce our operating cost base and align resource allocation with our strategic priorities, including in response to regulatory changes, such as tax increases, implementation of anti-gambling legislation, and other macroeconomic factors. These initiatives involve, among other things, workforce reductions, cessation of targeted operations, technology platform migrations, consolidation of duplicative functions and increased use of automation and artificial intelligence (“AI”) to drive efficiencies. There can be no assurance that these initiatives will achieve their intended objectives within the expected timeframe, or at all, and the costs of implementation, including severance and other restructuring charges, technology investments and transition as well as consultation costs, may exceed anticipated savings.
Execution of these initiatives carries operational risk. Workforce reductions and reorganizations may result in loss of institutional knowledge and increased workload for remaining employees, potentially affecting productivity, service levels and talent retention. These actions could increase the risk of operational disruptions, service interruptions, control failures or other significant events, particularly during transition periods, as responsibilities are reassigned and processes are adjusted. Technology platform migrations, such as the PokerStars migration, involve risk of customer disruption, data migration errors and regulatory notification obligations across licensed jurisdictions. Our increasing reliance on AI and automation to deliver cost efficiencies introduces additional risk, including the potential for erroneous outputs, algorithmic bias, data privacy or security incidents, and inadequate human oversight of automated decisions, any of which could undermine anticipated savings, create regulatory exposure, or cause reputational or operational harm. If anticipated savings and efficiencies from any of these initiatives are not realized, whether due to implementation delays, labor relations matters, technology or AI-related failures, or other unforeseen difficulties, our results of operations, cash generation and financial condition could be materially and adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On September 25, 2024, our Board authorized the 2024 Share Repurchase Program of up to $5 billion of our ordinary shares, subject to a variety of factors, including legal requirements, price, economic and market conditions and our capital requirements. During the third quarter of 2026, we did not repurchase any shares under the 2024 Share Repurchase Program, and paused the 2024 Share Repurchase Program to prioritize deleveraging.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits

Exhibit No.	Description

3.1	Memorandum and Articles of Association of Flutter Entertainment plc (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2026).

10.1	Transition Agreement, dated August 4, 2026, between Flutter Services UK Limited and Peter Jackson.*†+

31.1	Certification of Quarterly Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Quarterly Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.1
The following information from Flutter Entertainment plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025; (iii) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity and Redeemable Non-Controlling Interests for the three and nine months ended September 30, 2026 and 2025; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

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

Flutter Entertainment plc
(Registrant)

Date: November 4, 2026	By:	/s/ Dan Taylor
	Name:	Dan Taylor
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Rob Coldrake
	Name:	Rob Coldrake
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)